Form 10-K
period 2020-12-31
ALTIMAR ACQUISITION CORP.
filed 2021-02-24
CIK 1823945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39653

Altimar Acquisition Corporation

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1554235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street

33rd Floor

New York, NY 10019

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 287-6767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Ordinary share, $0.0001 par value, and one-third of one redeemable warrant	ATAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	ATAC	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ATAC.W	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The Registrant’s Units began trading on the New York Stock Exchange on October 23, 2020 and the Registrant’s shares of Class A ordinary shares began separate trading on the New York Stock Exchange on December 14, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding at December 31, 2020 was approximately $391 million.

As of December 31, 2020, there were 27,500,000 Class A ordinary shares, $0.0001 par value, and 6,875,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, the Blue Owl Business Combination and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	the potential adverse impact of the COVID-19 pandemic on our business;

•	the outcome of litigation related to or arising out of the proposed Blue Owl Business Combination;

•	our ability to complete the proposed Blue Owl Business Combination;

•	our expectations around the performance of the combined business following the proposed Blue Owl Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the consummation of the proposed Blue Owl Business Combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Altimar Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Altimar Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Item 1.	Business.

Introduction

We are a blank check company incorporated in the Cayman Islands on August 20, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 40 West 57th Street, 33rd Floor, New York, NY 10019 and our telephone number is (212) 287-6767. Our corporate website address is atac.altimaracquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

On September 1, 2020, the Sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering and formation costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible.

On October 27, 2020, we consummated the initial public offering (the “Initial Public Offering”) of 25,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments. On November 5, 2020, the Underwriters partially exercised the over-allotment option in full and purchased an additional 2,500,000 Units, generating gross proceeds of $25,000,000.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 4,666,667 warrants, each exercisable to purchase one share of the Company’s Class A ordinary shares for $11.50 per share (“Private Placement Warrants”), to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,000,000. In connection with the Underwriters’ exercise of their over-allotment option (the “Over-allotment Option”), the Sponsor purchased an additional 333,333 Private Placement Warrants, generating gross proceeds to the Company of $500,000. The $275,000,000 in gross proceeds received from the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”). The balance of the Trust Account at December 31, 2020 was $275,038,028.

On December 11, 2020, we announced that, commencing December 14, 2020, holders of the Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continued to trade on The New York Stock Exchange (the “NYSE”) under the symbol “ATAC.U” and the Class A ordinary shares and warrants that were separated trade under the symbols “ATAC” and “ATAC W,” respectively. No fractional warrants were issued upon separation of the Units and only whole warrants trade.

Recent Developments

On December 23, 2020, we announced that we had entered into a definitive business combination agreement with Owl Rock Capital Group (“Owl Rock”) and the Dyal Capital Partners (“Dyal”) division of Neuberger Berman Group LLC (“Neuberger”) to form Blue Owl Capital Inc. (“Blue Owl”), a publicly-traded alternative asset management firm that would have over $45.0 billion in assets under management (such business combination, the “Blue Owl Business Combination”). Pursuant to the proposed Blue Owl Business Combination, Altimar, which currently holds $275 million in cash in its Trust Account, will combine with Blue Owl at an estimated $12.5 billion pro forma equity value.

The cash consideration for the Business Combination will be funded through a combination of cash from Altimar and proceeds from the proposed PIPE Financing (as defined below) to occur immediately prior to the closing of the proposed Blue Owl Business Combination (the “Closing”). The transaction is expected to close in the first half of 2021, subject to customary closing conditions as further described in the Business Combination Agreement which is filed as Exhibit 2.1 to this Annual Report.

In connection with the Closing of the proposed Blue Owl Business Combination, Altimar will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and will redomesticate as a corporation under the laws of the State of Delaware, upon which Altimar will change its name to Blue Owl Capital Inc. (such change in jurisdiction, the “Domestication”). The Closing of the proposed Blue Owl Business Combination is subject to certain conditions, including, among other things: (i) the approval of the proposed Blue Owl Business Combination and other matters by Altimar’s shareholders; (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain additional regulatory approvals; (iii) the approval of the stockholders of each of Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp. (the “Owl Rock BDCs”) of such Owl Rock BDC’s entry into a new investment advisory agreement containing substantially the same economic terms as the existing investment advisory agreement with its Owl Rock investment adviser; (iv) the approval of matters related to the proposed Blue Owl Business Combination by the limited partners and/or advisory committees for each of Dyal Funds I-V and Dyal Financing Fund and each of the other Owl Rock Funds (excluding certain managed accounts and co-investment vehicles where consent will be sought but not required); (v) the completion of the Domestication by Altimar in accordance with Section 388 of the Delaware General Corporation Law and the Companies Law (2020 Revision) of the Cayman Islands; (vi) the cash proceeds from the Trust Account established for the purpose of holding the net proceeds of Altimar’s Initial Public Offering, net of any amounts paid to Altimar’s shareholders that exercise their redemption rights in connection with the proposed Blue Owl Business Combination, plus the aggregate proceeds of the PIPE Financing (as defined below) equaling no less than $1,300,000,000 at the Closing (the “Minimum Proceeds Condition”) (provided that in the case of Altimar, the Minimum Proceeds Condition is that the PIPE Investment has been funded in an amount not less than $750,000,000); (vii) covenant and representation and warranty bring down conditions; (viii) the absence of a material adverse effect on the respective parties; (ix) continued employment of the key principals; and (x) the listing of Blue Owl Class A common stock to be issued in the proposed Blue Owl Business Combination on the New York Stock Exchange. To the extent permitted by law, the conditions in the Business Combination Agreement may be waived by the parties thereto.

In connection with entering into the Business Combination Agreement, Altimar, Owl Rock and Neuberger entered into subscription agreements (as amended from time to time, the “Subscription Agreements”), each dated as of December 23, 2020, with certain institutional and other accredited investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors party thereto agreed to purchase an aggregate of 150,000,000 shares of Class A common stock immediately prior to the Closing at a cash purchase price of $10.00 per share (the “PIPE Financing”). The Subscription Agreements contain customary representations, warranties, covenants and agreements of Altimar and the PIPE Investors and are subject to customary closing conditions (including, without limitation, that there is no amendment or modification to the Business Combination Agreement that is material and adverse to the PIPE Investor) and termination rights (including a termination right if the transaction contemplated by the Subscription Agreement has not been consummated by October 23, 2021, other than as a result of breach by the terminating party). For more information about the proposed Blue Owl Business Combination, we urge you to read carefully our proxy statement filed with the SEC on January 4, 2021 (as amended, the “Proxy Statement”).

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Initial Business Combination

Altimar’s Memorandum and Articles of Association and NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

As of December 23, 2020, the date of the execution of the definitive agreement for the Blue Owl Business Combination, the balance of the Trust Account was approximately $265,405,000 (excluding the $9,621,893 deferred underwriting commissions and taxes payable on the income earned on the Trust Account) and 80% thereof represents approximately $212,324,000. In reaching its conclusion that the proposed Blue Owl Business Combination meets the 80% asset test, our Board used as a fair market value the enterprise value of approximately $12.15 billion, which was implied based on the terms of the transactions agreed to by the parties in negotiating the definitive agreement for the proposed Blue Owl Business Combination. The enterprise value consists of an implied equity value for Dyal (prior to the proposed Blue Owl Business Combination) of approximately $6,682,500,000 and an implied equity value for Owl Rock (prior to the proposed Blue Owl Business Combination) of approximately $5,467,500,000 and an assumed $350 million of net debt. In determining whether the enterprise value described above represents the fair market value of the Dyal and Owl Rock businesses, the Altimar Board considered all of the factors described in the section of the Proxy Statement captioned “Altimar’s Board of Directors’ Reasons for Approval of the Business Combination” and the fact that the purchase price for these businesses was the result of an arm’s length negotiation. As a result, the Altimar Board concluded that the fair market value of Blue Owl was significantly in excess of 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account).

Facilities

We currently maintain our executive offices at 40 West 57th Street, 33rd Floor, New York, NY 10019. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the proposed Blue Owl Business Combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of the proposed Blue Owl Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of Blue Owl as part of the definitive Proxy Statement sent to shareholders.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30 or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

SUMMARY RISK FACTORS

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

General Risk Factors

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

General Risks Related to Initial Business Combinations

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Risks Related to the Proposed Blue Owl Business Combination

•	Our Sponsor has agreed to vote in favor of the proposed Blue Owl Business Combination, regardless of how our public shareholders vote.

•	If the conditions to the Business Combination Agreement are not met, the proposed Blue Owl Business Combination may not occur.

•

Pre-existing relationships between participants in the proposed Blue Owl Business Combination and the related transactions or their affiliates could give rise to actual or perceived conflicts of interest in connection with the proposed Blue Owl Business Combination.

•

If the sale of some or all of the PIPE Securities fails to close and sufficient shareholders exercise their redemption rights in connection with the proposed Blue Owl Business Combination, Altimar may lack sufficient funds to consummate the proposed Blue Owl Business Combination.

•	If the proposed Blue Owl Business Combination is consummated, Altimar’s shareholders will experience dilution.

•	The Domestication may result in adverse tax consequences for holders of Altimar ordinary shares and warrants, including public shareholders exercising redemption rights.

•

The grant of registration rights to our shareholders, holders of our Private Placement Warrants and PIPE Investors and the future exercise of such rights may adversely affect the market price of our Class A common stock.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by HPS, our management team or either of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of HPS Investment Partners, LLC (“HPS”), an affiliate of our Sponsor, our management team or either of their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of HPS, our management team or either of their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management team has no experience in operating special purpose acquisition companies. In addition, HPS advises funds and accounts which have investment mandates that overlap with ours and therefore may compete for investment opportunities with us, and HPS will not be obligated to present any investment opportunities to us over the funds and accounts it manages. Senior management of HPS will spend a vast majority, if not substantially all, of their business time on their other duties, including to the investment management clients of HPS.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30 or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the U.S. upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the U.S. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a different body of securities laws as compared to that of the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the U.S.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the U.S. predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the U.S., the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be, in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of HPS and third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and warrants are currently listed on the NYSE. Although after giving effect to the Initial Offering Public we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our Units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and warrants are listed on the NYSE, our Units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our IPO prospectus captioned “Taxation—U.S. Federal Income Tax Considerations-General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We are dependent upon our executive officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2020, our Sponsor owned 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases additional securities, this would increase its control. Other than as previously disclosed by us, neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without approval of each warrant affected.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares or Class A common stock, as applicable, purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders of warrants, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sale price of our Class A ordinary shares or Class A common stock, as applicable, equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares or Class A common stock, as applicable, issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares or Class A common stock, as applicable, is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders thereof to (i) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell warrants at the then-current market price when such holder might otherwise wish to hold warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem warrants after they become exercisable for Class A ordinary shares or common stock, as applicable, determined based on the redemption date and the fair market value of our Class A ordinary shares or common stock, as applicable. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares or common stock, as applicable, had such warrants remained outstanding.

General Risks Related to Initial Business Combinations

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternative business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and, after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations, except for the purpose of winding up, and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $1,000,000 is available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or we may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates are under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “ If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement (which is an exhibit to this Annual Report), our Sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent auditors) for services rendered or products sold to us or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third -party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The gross proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $275,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the U.S. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $250,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. Treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct, or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants it holds. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into at the closing of the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

We are not required to obtain an opinion from an independent accounting or investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may reincorporate in another jurisdiction, such as Delaware, in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the U.S. and all of our assets will be located outside the U.S.; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the U.S. and all of our assets will be located outside of the U.S. As a result, it may be difficult, or in some cases not possible, for investors in the U.S. to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of the Initial Public Offering, our Sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, HPS, an affiliate of our Sponsor, our Sponsor, officers and directors are and may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of HPS and/or one or more investors in funds managed by HPS. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. HPS and our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. HPS and our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with HPS and/or one or more investors in funds managed by HPS. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 1, 2020, our Sponsor paid $25,000, or approximately $0.001 per share, to cover certain offering and formation costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On October 21, 2020, our Sponsor effected a surrender of 1,437,500 founder shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 7,187,500 such that the total number of founder shares represented 20% of the total number of ordinary shares outstanding upon completion of the Initial Public Offering. On October 19, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. These shares were not subject to forfeiture. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 4,666,667 Private Placement Warrants, to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,000,000. In connection with the Underwriters’ exercise of their Over-allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants. If we do not consummate an initial business within 24 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our Initial Public Offering prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the U.S. of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to the Proposed Blue Owl Business Combination

Our Sponsor has agreed to vote in favor of the proposed Blue Owl Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, the Sponsor has agreed to vote all its Class A ordinary shares and Class B ordinary shares in favor of all of the Shareholder Approvals, including the Business Combination Proposal. In addition, pursuant to the Forfeiture and Support Agreement, dated December 23, 2020, the Sponsor has agreed to vote all of its Class A ordinary shares and Class B ordinary shares (i) in favor of the Shareholder Proposals 1-7 (including the Advisory Charter Proposals) (ii) against any action, proposal, transaction or agreement that could reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Business Combination Agreement; and (iii) against (A) any proposal or offer from any Person concerning (1) a merger, consolidation, liquidation, recapitalization, share exchange or other business combination transaction involving the Company, or (2) the issuance or acquisition of shares of capital stock or other equity securities of the Company (other than as contemplated or permitted by the Business Combination Agreement); and (B) any action, proposal, transaction or agreement that would reasonably be expected to impede the fulfillment of the Company’s conditions under the Business Combination Agreement or change in any manner the voting rights of any class of shares of the Company (including any amendments to the Company’s governing documents, other than in connection with the Domestication or as otherwise contemplated by the Business Combination Agreement). As of December 31, 2020, our initial shareholders own approximately 20.0% of our total outstanding ordinary shares. As of December 31, 2020, the Sponsor owns approximately 19.36% of the issued and outstanding ordinary shares.

If the conditions to the Business Combination Agreement are not met, we may not be able to consummate the proposed Blue Owl Business Combination.

Even if the Business Combination Agreement is approved by the shareholders of Altimar, specified conditions must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the proposed Blue Owl Business Combination, including, among other things, certain required approvals and consents. Altimar and Blue Owl may not satisfy all of the closing conditions in the Business Combination Agreement. If the closing conditions are not satisfied or waived, the proposed Blue Owl Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Altimar and Blue Owl to each lose some or all of the intended benefits of the proposed Blue Owl Business Combination. If we do not obtain the required consents related to our funds and such condition is waived, this may result in a loss of future revenue for Blue Owl. For more information related to the foregoing, including a discussion of the risks associated with the target entities in the proposed Blue Owl Business Combination, please refer to the Proxy Statement.

Some of Altimar’s officers and directors may have conflicts of interest that may influence or have influenced them to support or approve the proposed Blue Owl Business Combination without regard to your interests or in determining whether Blue Owl is appropriate for Altimar’s initial business combination.

The personal and financial interests of Altimar’s Sponsor, officers and directors may influence or have influenced their motivation in identifying and selecting a target for the proposed Blue Owl Business Combination, their support for completing the proposed Blue Owl Business Combination and the operation of Blue Owl following the consummation of the proposed Blue Business Combination.

Altimar’s Sponsor and independent directors own 6,675,000 and 200,000 Class B ordinary shares, respectively, which were initially acquired prior to Altimar’s IPO for an aggregate purchase price of $0.001 per share and Altimar’s directors and officers have pecuniary interests in such ordinary shares through their ownership interest in the Sponsor. In addition, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants, each exercisable for one ordinary share of Altimar at $11.50 per share, for a purchase price of $7,500,000, or $1.50 per warrant. Altimar’s Amended and Restated Memorandum and Articles of Association require Altimar to complete an initial business combination (which will be the Business Combination should it occur) within 24 months from the closing of the IPO, or October 27, 2022 (unless Altimar submits and its shareholders approve an extension of such date). If the proposed Blue Owl Business Combination is not completed and Altimar is forced to wind up, dissolve and liquidate in accordance with the Amended and Restated Memorandum and Articles of Association, the 6,675,000 and 200,000 Class B ordinary shares currently held by Altimar’s Sponsor and independent directors, respectively, and the Private Placement Warrants held by the Sponsor and/or the independent directors will be worthless (as the holders have waived liquidation rights with respect to such ordinary shares).

Altimar’s Sponsor, directors and officers, and their respective affiliates have incurred significant out-of-pocket expenses in connection with performing due diligence on suitable targets for business combinations and the negotiation of the proposed Blue Owl Business Combination. At the Closing of the proposed Blue Owl Business Combination, Altimar’s Sponsor, directors and officers, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on Altimar’s behalf such as identifying potential target businesses and performing due diligence on suitable targets for business combinations. If an initial business combination is not completed prior to October 27, 2022, Altimar’s Sponsor, directors and officers, or any of their respective affiliates will not be eligible for any such reimbursement.

Pre-existing relationships between participants in the proposed Blue Owl Business Combination and the related transactions or their affiliates could give rise to actual or perceived conflicts of interest in connection with the proposed Blue Owl Business Combination.

Certain of the participants in the proposed Blue Owl Business Combination and the PIPE Financing or their affiliates have pre-existing relationships that could give rise to conflicts of interest in connection with the proposed Blue Owl Business Combination and related transactions. For example:

•

Dyal Fund IV has a passive minority equity interest in an affiliate of HPS, which is an affiliate of the Sponsor. Although Dyal Fund IV does not have a direct interest in Altimar, the interest in an affiliate of HPS could give rise to conflicts of interest in connection with the Sponsor’s approval of the proposed Blue Owl Business Combination, for example, by influencing the Sponsor to accept less attractive terms than in a transaction with an unrelated third-party.

•

Certain of the PIPE Investors (including one of the lead PIPE Investors), have interests in or are affiliated with investors in Owl Rock, the Owl Rock funds and/or the Dyal funds, as well as certain other contractual relationships with Owl Rock, Dyal and/or their respective funds. In addition, each of Dyal Fund IV and Dyal Fund V has a passive minority equity interest in an affiliate of one of the PIPE Investors. Such PIPE Investors have different considerations when choosing to make their investment, as a successful transaction may facilitate liquidity on their existing positions. Although no such arrangements exist, such investors may also hope that such investments will provide opportunities for influence or more favorable economic terms on their fund investments, which could impact the overall Owl Rock portion of the Blue Owl business. There is no guarantee such investors will continue to maintain their fund investments.

•

Certain of Dyal’s partner managers, directly or through their investment funds, own securities in Owl Rock or its subsidiaries. Additionally, Dyal Fund IV has a passive minority equity interest in Owl Rock Feeder and will therefore become an indirect equityholder in Blue Owl upon consummation of the proposed Blue Owl Business Combination.

Even if such relationships do not create actual conflicts, the perception of conflicts in the press or the financial community generally could create negative publicity with respect to the proposed Blue Owl Business Combination, which could adversely affect the business generated and the relationships of Owl Rock and Dyal with their fund clients.

The exercise of Altimar’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the proposed Blue Owl Business Combination may result in a conflict of interest when determining whether changes to the terms of the proposed Blue Owl Business Combination or waivers of conditions are appropriate and in Altimar’s shareholders’ best interest.

In the period leading up to the closing of the proposed Blue Owl Business Combination, events may occur that, pursuant to the Business Combination Agreement, may require Altimar to agree to amend the Business Combination Agreement, to consent to certain actions taken by Owl Rock, Neuberger or Dyal or to waive rights that Altimar is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Owl Rock’s or Dyal’s respective businesses, a request by Owl Rock or Dyal to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Owl Rock’s or Dyal’s respective businesses and would entitle Altimar to terminate the Business Combination Agreement. In any of such circumstances, it would be at Altimar’s discretion, acting through its board of directors, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what he or they may believe is best for Altimar and its shareholders and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action. As of the date of this Annual Report, Altimar does not believe there will be any changes or waivers that Altimar’s directors and executive officers would be likely to make after shareholder approval of the Business Combination Proposal has been obtained. While certain changes could be made without further shareholder approval, Altimar will circulate a new or amended Proxy Statement and resolicit Altimar’s shareholders if changes to the terms of the transaction that would have a material impact on its shareholders are required prior to the vote on the Business Combination Proposal.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if Blue Owl’s business is doing well.

Sales of a substantial number of shares of the Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock. Upon completion of the proposed Blue Owl Business Combination, based on the pro forma assumptions set forth in the Proxy Statement, the PIPE Investors will own approximately 64.1% of the outstanding shares of the Class A common stock of Blue Owl assuming no Altimar public shareholders redeem their Class A ordinary shares in connection with the Business Combination or approximately 72.6% of the outstanding Class A ordinary shares assuming that 27.5 million Class A ordinary shares (being our estimate of the maximum number of Class A ordinary shares that could be redeemed in connection with the Business Combination in order to satisfy the closing conditions contained in the Business Combination Agreement) are redeemed in connection with the proposed Blue Owl Business Combination. While the PIPE Investors will agree, and will continue to be subject, to certain restrictions regarding the transfer of the Class A common stock, these shares may be sold after the expiration of the applicable lock-up restrictions. We may file one or more registration statements prior to or shortly after the closing of the proposed Blue Owl Business Combination to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of the Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If the sale of some or all of the PIPE Securities fails to close and sufficient shareholders exercise their redemption rights in connection with the proposed Blue Owl Business Combination, Altimar may lack sufficient funds to consummate the proposed Blue Owl Business Combination.

In connection with the signing of the Business Combination Agreement, Altimar entered into Subscription Agreements with the PIPE Investors which provide for the purchase of an aggregate of 150,000,000 shares of Class A common stock (the “PIPE Securities”) in a private placement to close concurrently with, and contingent upon, the closing of the Business Combination, for a purchase price of $10.00 per share, or an aggregate of $1,500,000,000.

These purchases will be made regardless of whether any Class A ordinary shares are redeemed by Altimar’s public shareholders. The proceeds from the sale of PIPE Securities will be part of the proposed Blue Owl Business Combination consideration. In addition, prior to giving effect to the exercise of any redemption rights, the Trust Account has $275,000,000, plus accrued interest since the completion of the Altimar IPO. However, if the sale of the PIPE Securities does not close by reason of the failure by some or all of the PIPE Investors to fund the purchase price for their PIPE Securities, for example, and a sufficient number of holders of Class A ordinary shares exercise their redemption rights in connection with the proposed Blue Owl Business Combination, we may lack sufficient funds to consummate the proposed Blue Owl Business Combination. Additionally, the PIPE Investors’ obligations to purchase the PIPE Securities are subject to termination prior to the closing of the sale of the PIPE Securities by mutual written consent of Altimar, Owl Rock Group, Neuberger and each of the PIPE Investors, or if the proposed Blue Owl Business Combination is not consummated on or before October 23, 2021. The PIPE Investors’ obligations to purchase the PIPE Securities are subject to fulfillment of customary closing conditions, including that the proposed Blue Owl Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of PIPE Securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of Blue Owl. While the PIPE Investors represented to us that they have sufficient funds to satisfy their obligations under the respective Subscription Agreements, we have not obligated them to reserve funds for such obligations. The Business Combination Agreement includes a minimum condition to Owl Rock’s and Neuberger’s respective obligations to consummate the proposed Blue Owl Business Combination that at least $1,300,000,000 in available cash is available to Altimar from the PIPE Investment including any cash remaining in the Trust Account after giving effect to any exercise of redemption rights by Altimar’s shareholders. In addition, the Business Combination Agreement includes a condition to Altimar’s obligation to consummate the proposed Blue Owl Business Combination, that Altimar consummates the sale of at least $750,000,000 in PIPE Securities.

Subsequent to the completion of the proposed Blue Owl Business Combination, Blue Owl may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

Altimar cannot assure you that the due diligence Altimar has conducted on Blue Owl will reveal all material issues that may be present with regard to Blue Owl, or that factors outside of Altimar’s or Blue Owl’s control will not later arise, and the Business Combination Agreement does not generally provide for indemnification of Blue Owl in respect of historical liability or with respect to Owl Rock’s or Dyal’s respective businesses. As a result of unidentified issues or factors outside of Altimar’s or Blue Owl’s control, Blue Owl may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if Altimar’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the preliminary risk analysis conducted by Altimar. Even though these charges may be non-cash items that would not have an immediate impact on Blue Owl’s liquidity, the fact that Blue Owl reports charges of this nature could contribute to negative market perceptions about Blue Owl or its securities. In addition, charges of this nature may cause Blue Owl to violate leverage or other covenants to which it may be subject. Accordingly, any shareholders who choose to remain shareholders following the proposed Blue Owl Business Combination could suffer a reduction in the value of their shares from any such write-down or write-offs.

If the proposed Blue Owl Business Combinated is consummated. Altimar’s shareholders will experience dilution.

Following the consummation of the proposed Blue Owl Business Combination, Altimar’s public shareholders will own approximately 2.0% of the fully diluted common equity of Blue Owl (assuming that no shares of Altimar’s Class A ordinary shares are elected to be redeemed by Altimar’s public shareholders). If any shares of Class A ordinary shares are redeemed in connection with the proposed Blue Owl Business Combination, the percentage of Blue Owl’s fully diluted common equity held by the current public shareholders of Altimar will decrease relative to the percentage held if none of the Class A ordinary shares are redeemed. To the extent that any of the outstanding warrants are exercised for shares of Class A common stock, Altimar’s public shareholders may experience substantial dilution.

Altimar has not obtained an opinion from an independent investment banking firm or another independent firm and consequently, you may have no assurance from an independent source that the terms of the proposed Blue Owl Business Combination are fair to Altimar from a financial point of view.

The Altimar Board did not obtain a third-party valuation or fairness opinion in connection with its determination to approve the proposed Blue Owl Business Combination. Altimar is not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent firm that the price it is paying is fair to Altimar from a financial point of view. In analyzing the proposed Blue Owl Business Combination, the Altimar board of directors and Altimar’s management conducted due diligence on Blue Owl and researched the industry in which Blue Owl operates and concluded that the proposed Blue Owl Business Combination was in the best interest of its shareholders. Accordingly, Altimar’s shareholders will be relying solely on the judgment of the Altimar board of directors in determining the value of the proposed Blue Owl Business Combination, and the Altimar board of directors may not have properly valued such business. The lack of a third-party valuation or fairness opinion may also lead an increased number of shareholders to vote against the proposed Blue Owl Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the proposed Blue Owl Business Combination.

During the pendency of the proposed Blue Owl Business Combination, Altimar will not be able to solicit, initiate or take any action to facilitate or encourage any inquiries or the making, submission or announcement of, or enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

During the pendency of the proposed Blue Owl Business Combination, Altimar will not be able to enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement, in part because of the inability of the Altimar Board to change its recommendation in connection with the proposed Blue Owl Business Combination. The Business Combination Agreement does not permit our Board of Directors to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify its recommendation in favor of adoption of the Shareholder Proposals.

Certain covenants in the Business Combination Agreement impede the ability of Altimar to make acquisitions or complete certain other transactions pending completion of the proposed Blue Owl Business Combination. As a result, Altimar may be at a disadvantage to its competitors during that period. In addition, if the proposed Blue Owl Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

Because Altimar is incorporated under the laws of the Cayman Islands, in the event the proposed Blue Owl Business Combination is not completed, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

Because Altimar is currently incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests and your ability to protect your rights through the U.S. federal courts may be limited prior to the Domestication. Altimar is currently an exempted company under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the U.S. upon Altimar’s directors or officers, or enforce judgments obtained in the U.S. courts against Altimar’s directors or officers.

Until the Domestication is effected, Altimar’s corporate affairs are governed by the Amended and Restated Memorandum and Articles of Association, the Cayman Islands Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of Altimar’s directors under the laws of the Cayman Islands are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of Altimar’s shareholders and the fiduciary responsibilities of its directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a different body of securities laws as compared to that of the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the U.S.

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against Altimar judgments of courts of the U.S. predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Altimar predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the U.S., the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be, in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

The public shareholders of Altimar may have more difficulty in protecting their interests in the face of actions taken by management, members of the Altimar Board or controlling shareholders than they would as public shareholders of a U.S. company.

The Domestication may result in adverse tax consequences for holders of Altimar ordinary shares and warrants, including public shareholders exercising redemption rights.

U.S. holders (as defined in “U.S. Federal Income Tax Considerations—U.S. Holders” in the Proxy Statement) may be subject to U.S. federal income tax as a result of the Domestication. It is intended that the Domestication qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code for U.S. federal income tax purposes. However, due to the absence of direct guidance on the application of Section 368(a)(1)(F) to a statutory conversion of a corporation holding only investment-type assets such as Altimar, this result is not entirely clear.

Assuming the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, U.S. holders of Altimar ordinary shares will be subject to Section 367(b) of the Code, and as a result:

•

a U.S. holder of Altimar ordinary shares whose Altimar ordinary shares have a fair market value of less than $50,000 on the date of the Domestication should not recognize any gain or loss and generally should not be required to include any part of Altimar’s earnings in income pursuant to the Domestication;

•

a U.S. holder of Altimar ordinary shares whose Altimar ordinary shares have a fair market value of $50,000 or more on the date of the Domestication, but who on the date of the Domestication owns (actually and constructively) less than 10% of the total combined voting power of all classes of Altimar ordinary shares entitled to vote and less than 10% of the total value of all classes of Altimar ordinary shares will generally recognize gain (but not loss) with respect to the Domestication, as if such U.S. holder exchanged its Altimar ordinary shares for Blue Owl common stock in a taxable transaction. As an alternative to recognizing gain, such U.S. holders may file an election to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulations Section 1.367(b)- 2(d)) attributable to their Altimar ordinary shares, provided certain other requirements are satisfied. Altimar does not expect that Altimar’s cumulative earnings and profits will be material at the time of Domestication; and

•

a U.S. holder of Altimar ordinary shares who on the date of the Domestication owns (actually and constructively) 10% or more of the total combined voting power of all classes of Altimar ordinary shares entitled to vote or 10% or more of the total value of all classes of Altimar ordinary shares will generally be required to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulations Section 1.367(b)-2(d)) attributable to its Altimar ordinary shares. Any such U.S. holder that is a corporation may, under certain circumstances, effectively be exempt from taxation on a portion or all of the deemed dividend pursuant to Section 245A of the Code. Altimar does not expect that Altimar’s cumulative earnings and profits will be material at the time of the Domestication.

Furthermore, if the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, a U.S. holder of Altimar ordinary shares or warrants may, in certain circumstances, still recognize gain (but not loss) upon the exchange of its Altimar ordinary shares or warrants for Blue Owl common stock or warrants under the PFIC rules of the Code. Proposed Treasury Regulations with a retroactive effective date have been promulgated under Section 1291(f) of the Code which generally require that a U.S. person who disposes of stock of a PFIC (including for this purpose exchanging Altimar warrants for Blue Owl warrants) must recognize gain equal to the excess, if any, of the fair market value of the Blue Owl common stock or warrants received in the Domestication and the U.S. holder’s adjusted tax basis in the corresponding Altimar ordinary shares or warrants surrendered in exchange therefor, notwithstanding any other provision of the Code. Because Altimar is a blank check company with no current active business, we believe that it is likely that Altimar is classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. holder of Altimar ordinary shares or warrants to recognize gain on the exchange of such shares or warrants for Blue Owl common stock or warrants, unless such U.S. holder has made certain tax elections with respect to such U.S. holder’s Altimar ordinary shares. A U.S. holder cannot currently make the aforementioned elections with respect to such U.S. holder’s Altimar warrants. Any such gain would be taxed as ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. holder on the undistributed earnings, if any, of Altimar. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code will be adopted.

Additionally, the Domestication may cause non-U.S. holders (as defined in “Material U.S. Federal Income Tax Considerations—Non-U.S. Holders” in the Proxy Statement) to become subject to U.S. federal withholding taxes on any dividends paid in respect of such non-U.S. holder’s Blue Owl common stock after the Domestication.

Furthermore, because the Domestication will occur immediately prior to the redemption of U.S. holders that exercise redemption rights, U.S. holders exercising redemption rights will be subject to the potential tax consequences of the Domestication.

The tax consequences of the Domestication are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors for a full description and understanding of the tax consequences of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws.

In connection with the proposed Blue Owl Business Combination, the Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders of Altimar, which may influence a vote on the proposed Blue Owl Business Combination and reduce the public “float” of our Class A ordinary shares.

In connection with the proposed Blue Owl Business Combination, the Sponsor, initial shareholders, directors, executive officers, advisors or heir affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of the proposed Blue Owl Business Combination, although they are under no obligation to do so. However, other than as expressly stated

herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that the Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares would be to vote such shares in favor of the proposed Blue Owl Business Combination and thereby increase the likelihood of obtaining shareholder approval of the proposed Blue Owl Business Combination or to satisfy the Minimum Proceeds Condition, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants would be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with the proposed Blue Owl Business Combination. Any such purchases of our securities may result in the completion of the proposed Blue Owl Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its Class A common stock in the future following the completion of the proposed Blue Owl Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the proposed Blue Owl Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a shareholder of Blue Owl might realize in the future had the shareholder not redeemed its shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the Class A common stock after the consummation of the proposed Blue Owl Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in the Proxy Statement. A shareholder should consult the shareholder’s own financial advisor for assistance on how this may affect its individual situation.

If a shareholder fails to receive notice of our offer to redeem our Class A ordinary shares in connection with the proposed Blue Owl Business Combination, such shares may not be redeemed.

We will comply with the proxy rules when conducting redemptions in connection with the Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation that we furnish to holders of our Class A ordinary shares in connection with the Business Combination describes the various procedures that must be complied with in order to validly redeem or tender Class A ordinary shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

The Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the proposed Blue Owl Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete the proposed Blue Owl Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete the proposed Blue Owl Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Since the consummation of the Initial Public Offering, we have sought and will continue to seek to have vendors, service providers, prospective target businesses, including the Owl Rock and Dyal Equityholders in the proposed Blue Owl Business Combination, and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders. However, in certain instances we have not been able to obtain such a waiver in agreements that we have executed. Further, under certain circumstances, parties that have executed such a waiver may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. In determining whether to enter into an agreement with a third-party that refuses to execute a waiver of such claims to the monies held in the Trust Account, our management has considered and will consider whether competitive alternatives are reasonably available to us, and has historically only entered into agreements with third parties without such a waiver in situations where management believes that such third-party’s engagement is in the best interests of Blue Owl under the circumstances.

Upon redemption of our Class A ordinary shares, if we are unable to complete the initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with the initial business combination, we may be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Although no such claims have been brought against us or threatened to date, the per share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors to the extent they are brought in the future. Pursuant to a letter agreement, the Sponsor agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us, or a prospective target business with which we entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third-party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable). However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances and, if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A common stock issuable upon exercise of the warrants is not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our shareholders, holders of our Private Placement Warrants and PIPE Investors and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Upon the completion of the proposed Blue Owl Business Combination, the Investor Rights Agreement will be entered into between Blue Owl, the Sponsor, certain equityholders of Altimar named therein and certain other parties, replacing Altimar’s existing registration rights agreement. Pursuant to the Investor Rights Agreement, the Owl Rock Equityholders, the Dyal Equityholders and the Sponsor and, in each case, their permitted transferees will have customary registration rights (including demand (only in the case of the Owl Rock Equityholders and the Dyal Equityholders (each as defined in the Proxy Statement)) and piggy-back rights, subject to cooperation and cut-back provisions) with respect to (i) the Class A common stock (including the Class A common stock issued pursuant to the Blue Owl Operating Group Agreements upon exchange of the Common Company Units (as defined in the Proxy Statement) along with a corresponding number of shares of the Class C common stock or Class D common stock for the Class A common stock or Class B common stock, respectively, (ii) Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants and (iii) any common stock of Blue Owl or any subsidiary of Blue Owl issued or issuable with respect to the securities referred to in clauses (i) and (ii) above by way of dividend, distribution, split or combination of securities, or any recapitalization, merger, consolidation or other reorganization. Further, pursuant to the Subscription Agreements, we agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the PIPE Securities, (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of (a) the date on which the Sponsor and all of the independent directors cease to hold the securities covered thereby and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Subscription Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Class A common stock of Blue Owl.

Our warrants may have an adverse effect on the market price of our Class A common stock.

We issued warrants to purchase 8,333,333 of our Class A ordinary shares as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share.

Subsequently, we issued and sold an additional 2,500,000 units pursuant to the underwriter’s over-allotment option at a price of $10.00 per unit and sold an additional 333,333 private warrants. Upon the Domestication, the warrants will entitle the holders to purchase shares of Class A common stock of Blue Owl. Such warrants, when exercised, will increase the number of issued and outstanding Class A common stock and reduce the value of the Class A common stock.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the proposed Blue Owl Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Following the proposed Blue Owl Business Combination, we will be required to assure that we are in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of our internal controls. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the proposed Blue Owl Business Combination as well as impose obligations on Blue Owl following the proposed Blue Owl Business Combination.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 40 West 57th Street, 33rd Floor, New York, NY 10019. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols “ATAC.U,” “ATAC” and “ATAC-W,” respectively.

Holders

Although there are a larger number of beneficial owners, at December 31, 2020, there was one holder of record of our units, one holder of record of our separately traded Class A ordinary shares and two holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of the proposed Blue Owl Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any cash dividends in the foreseeable future. Further, if we incur any future indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On October 27, 2020, we consummated our Initial Public Offering of 25,000,000 Units. On November 9, 2020, in connection with the Underwriters’ election to partially exercise their Over-allotment Option, we sold an additional 2,500,000 Units. The Units sold in the Initial Public Offering and the partial exercise of the Over-allotment Option generated total gross proceeds of $275,000,000. Goldman Sachs & Co. LLC acted as sole book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-249368). The Registration Statement was declared effective by the SEC on October 22, 2020.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the Over-allotment Option, we consummated a private placement of 4,666,667 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,500,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, including the Over-allotment Option, and the sale of the Private Placement Warrants, $275,000,000 was placed in the Trust Account.

We paid a total of $5,500,000 in underwriting discounts and commissions and $589,288 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,625,000 in underwriting discounts and commissions.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On December 23, 2020, we entered into a Business Combination Agreement, by and among the Company, Owl Rock, and the Dyal Capital Partners (“Dyal”) division of Neuberger Berman Group LLC to form Blue Owl Capital Inc. (“Blue Owl”), a publicly-traded alternative asset management firm that would have over $45.0 billion in assets under management.

Pursuant to the transaction, the Company, which currently holds $275 million in cash in its Trust Account, will combine with Blue Owl at an estimated $12.5 billion pro forma equity value. Cash proceeds in connection with the transaction will be funded through a combination of the Company’s cash in its Trust Account and a $1.5 billion fully committed, common stock private placement of our common equity at $10.00 per share.

The transaction is expected to close in the first half of 2021, subject to customary closing conditions as further described in the Business Combination Agreement which is filed as Exhibit 2.1 to this Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, and identify a target for our business combination, and activities in connection with the proposed Blue Owl Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with completing the initial business combination (including the proposed Blue Owl Business Combination).

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $261,631, which consists of operating and formation costs of $299,659 offset by interest earned on marketable securities held in the Trust Account of $38,028.

Liquidity and Capital Resources

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

For the period from August 20, 2020 (inception) through December 31, 2020 net cash used in operating activities was $550,911. Net loss of $261,631 was impacted by formation expenses paid by the Sponsor of $5,000 and interest earned on marketable securities of $38,028. Changes in operating assets and liabilities used $256,252 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $275,038,028. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $928,766 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily for activities necessary to consummate an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on October 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,625,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers, directors and directors are as follows:

Name	Age	Position
Tom Wasserman	46	Chairman and Chief Executive Officer
Wendy Lai	45	Chief Financial Officer
Kevin Beebe	61	Director
Payne Brown	58	Director
Richard M. Jelinek	55	Director
Roma Khanna	51	Director
John Kim	60	Director
Michael Rubenstein	47	Director
Vijay Sondhi	56	Director
Michael Vorhaus	63	Director

Tom Wasserman — Chairman and Chief Executive Officer. Tom Wasserman serves as our Chairman and Chief Executive Officer. Mr. Wasserman also currently serves as a Managing Director at HPS Investment Partners, LLC where he heads the Growth Equity group. Mr. Wasserman has served as a member of the board of directors of Trine Acquisition Corp. since its initial public offering in March 2019 until its business combination with Desktop Metal in December 2020. Since January 2021, Mr. Wasserman has served as the Chief Executive Officer and Chairman of the board of directors of Altimar II and Altimar III respectively. Mr. Wasserman has worked within TMT (including prior to his transition to HPS) since 1999. Mr. Wasserman’s current board roles include serving as a director of BT One Phone Limited, OnePhone Holding AB, Revolt Media and TV Holdings, LLC, and CAST Holdings LLC. Mr. Wasserman served as Chairman of Hibernia Networks (sold to GTT Communications). Mr. Wasserman began his career at Donaldson, Lufkin and Jenrette in the investment banking division. He has a BA in Business Administration from the University of Michigan where he graduated with distinction.

We believe Mr. Wasserman is well qualified to serve as a member of our board of directors due to his significant investment experience and vast network of relationships.

Wendy Lai — Chief Financial Officer. Wendy Lai serves as our Chief Financial Officer. Ms. Lai is a Managing Director at HPS Investment Partners, where she leads the corporate finance, regulatory capital compliance, and technology transformation of financial systems. Prior to joining HPS in 2016, Ms. Lai was a Senior Vice President at Blackstone, where she oversaw accounting of registered investment advisors, corporate consolidation, and financial reporting functions. Ms. Lai worked for PricewaterhouseCoopers as the Senior Manager, where she managed the audit engagements of hedge funds and Fortune 500 insurance companies. Since January 2021, Ms. Lai has served as the Chief Financial Officer of Altimar II and Altimar III respectively. She holds MBA in Finance from Columbia University and a BA in Economics from Tufts University.

Kevin Beebe — Director. Kevin Beebe serves as a member of our board of directors. Since November 2007, Mr. Beebe has been President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity firms and companies in the technology and telecom industries. From 1998 to 2007 he was Group President of Operations at ALLTEL Corporation, a publicly traded telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a publicly traded wireless communications company. From 1983 to 1995, Mr. Beebe served in various management roles at ATT, Southwestern Bell and United Telecom/Sprint.

Currently, Mr. Beebe serves on the board of directors for Skyworks Solutions, Inc. (currently as the chair of the Nominating and Governance Committee and previously as a member of the Audit and Compensation Committees), a publicly traded semiconductor company, SBA Communications (currently as a member of the Audit and Compensation Committees and previously as a member of the Nominating and Governance Committee), a publicly traded wireless tower and service company, Frontier Communications (currently as a member of the Finance, Audit and Compensation Committees), a publicly traded local, long distance and broadband service provider, Altimar II, a publicly traded blank check company sponsored by an affiliate of HPS, Nextel Holdings, a private company holding the remaining Nextel International assets, Syniverse Technologies (currently as the Chair of Nominating and Governance Committee and as a member of Compensation Committee), Logix Communications, a private broadband service provider, and DartPoints Holding Company LLC, an operator of edge colocation data centers. Mr. Beebe has also been named as a director nominee in connection with Altimar III’s initial public offering. In addition, Mr. Beebe is a founding partner of Astra Capital, a private equity firm focused on mid-market tech/telecom investment opportunities.

Mr. Beebe also serves on the Board of Trustees of Caron Treatment Centers, as Chair of Caron’s Florida Advisory Board, and on the Naples Community Hospital Board of Trustees. Mr. Beebe holds a Bachelor of Arts in Economics from Kutztown University in Pennsylvania and a Master of Arts in Economics from Bowling Green State University in Ohio. He also completed the Executive Business Administration Program at Columbia University in New York.

Kevin Beebe is well-qualified to serve on our Board of Directors due to his extensive industry and investment experience.

Payne Brown — Director. Payne Brown serves as a member of our board of directors. Mr. Brown currently serves as the President of THINK450, the for-profit innovation engine of the National Basketball Players Association. Prior to becoming President of THINK450 he was the Managing Partner of Econet Media Partners. Prior to this, Mr. Brown was Managing Director at Highbridge Principal Strategies (“Highbridge”), an alternative investment management organization, where he focused on media opportunities in the private equity group. Mr. Brown joined Highbridge in 2012 and led the firm’s investment into REVOLT TV, a multimedia platform. He currently serves on REVOLT’S board and chairs the compensation committee. Mr. Brown also served as the Chief of Staff to the interim owner of the Los Angeles Clippers in 2014. Prior to joining Highbridge in 2012 Mr. Brown was Vice President of Strategic Initiatives and a corporate officer at Comcast Corporation and also served as a strategic advisor to Comcast senior leadership, crisis manager, and negotiations expert during Comcast Corporation’s acquisition of NBCUniversal from 2009 to 2011. Prior to joining Comcast in 1998, Mr. Brown spent three years practicing law at Helmke, Beams, and Boyer. He also served as an assistant prosecutor for the State of Indiana, and as the Director of Public Safety for the city of Fort Wayne, Indiana. He served on the Fort Wayne Community Schools school board for eight years, presiding as President of the board for two years.

Mr. Brown serves on the board of directors of Altimar II and is the chair of the Nominating Committee and the chair of the Compensation Committee. Mr. Brown has also been named as a director nominee in connection with Altimar III’s initial public offering. Mr. Brown also serves on the boards of directors of HireQuest Inc. and Revolt Media and is a member of both companies’ compensation committees. Mr. Brown has previously served on a number of boards, including the Philadelphia Urban League, Project Home, and on the Board of Advisors for the Philadelphia Chapter of the National Association for Multi-Ethnicity in Communications (NAMIC). He has served as an advisor to The HistoryMakers, TV One, the American Black Film Festival, and the Black Filmmaker Foundation. Mr. Brown has also served as a retained strategic advisor to Comcast Corporation. Mr. Brown received a J.D. from George Washington University and a B.S. in Management from Purdue University.

Mr. Brown is well-qualified to serve on our Board of Directors due to his extensive industry experience.

Richard M. Jelinek — Director. Richard M. Jelinek serves as a member of our board of directors. Mr. Jelinek is Managing Director at Czech One Capital Partners and an active healthcare investor and executive. Previously, Mr. Jelinek was executive vice president, enterprise modernization and integration at CVS Health. He led the integration efforts related to the CVS Health and Aetna merger as well as the broad scale infrastructure modernization activities. Mr. Jelinek has held senior leadership roles within payor, provider and private equity organizations including working as an operating partner at Advent International over his 25-year career. Previously, Mr. Jelinek served as executive vice president of enterprise strategy and head of Aetna’s local markets and national accounts operations. For 19 years of his career, Mr. Jelinek served in a variety of executive leadership roles at UnitedHealth Group and a predecessor company, including CEO of OptumHealth and CEO of the company’s Medicaid, Medicare Advantage and Emerging Businesses Group.

Mr. Jelinek is a member of the Young Presidents’ Organization and a founding advisory board member for the Griffith Leadership Center at the University of Michigan School of Public Health. He currently is a member of the board of directors of HealthEdge and previously served on the board of directors of Cotiviti, Sutter Health, Redbrick Health, the Minnesota Children’s Museum and The Long Term Care Group. In addition, Mr. Jelinek serves on the board of directors of Altimar II and is chair of the Audit Committee and a member of the Compensation Committee. Mr. Jelinek has also been named as a director nominee in connection with Altimar III’s initial public offering. Mr. Jelinek holds a master’s degree in health services administration and an MBA from the University of Michigan, as well as a bachelor’s degree in business administration from the University of Southern California.

Mr. Jelinek is well-qualified to serve on our Board of Directors due to his extensive industry and investment experience.

Roma Khanna — Director. Roma Khanna serves as a member of our board of directors. Ms. Khanna is a content innovator, executive and entrepreneur. From 2017 to 2020 Ms. Khanna was the chief executive officer at REVOLT Media and TV, responsible for leading strategy and operations of the real-time, multi-platform brand and network, reporting directly to the Chairman, Sean Combs, and the Board. She remained on as Advisor to the Board after she chose to step down as chief executive officer.

From 2011 through 2015, Ms. Khanna was President of Metro-Goldwyn-Mayer Studios (“MGM”) Television Group and Digital where she oversaw creative development and production as well as worldwide TV and digital distribution for branded channels. Under Ms. Khanna’s leadership, MGM Television developed and delivered several critically acclaimed award-winning series, including “The Handmaid’s Tale” to Hulu, “Fargo” to FX and “Vikings” to HISTORY. Prior to joining MGM, Ms. Khanna served as President, Universal Networks International & Digital Initiatives, with NBC Universal. While at NBC Universal, Ms. Khanna oversaw and grew NBC Universal’s portfolio of international television channels, including the Syfy Channel, 13th Street, Universal Channel, Hallmark Channel, Divatv and Movies24 brands, as well as the Digital Initiatives division. Ms. Khanna has also served as Senior Vice President, Content and Co-Head of Television for CHUM Limited in Canada. Ms. Khanna began her career in digital media with Snap Media and in music at Sony Music Canada.

Ms. Khanna serves as a board member of the Canadian Film Centre and sits on the commercial committee of BAFTA and the advisory board for the Peabody Awards. Since November 2020, Ms. Khanna has also served as the Executive Chairman of HiddenLight Productions Limited. In addition, Ms. Khanna serves on the board of directors of Altimar II and is a member of the Nominating Committee. Ms. Khanna has also been named as a director nominee in connection with Altimar III’s initial public offering. Ms. Khanna has received The Euro 50 award from Eurodata and was the first recipient of Reed MIDEM’s “MIPCube Media Architect of the Future Award” for her pioneering work in the use of new digital platforms. Ms. Khanna earned a bachelor of science from the University of Toronto, a J.D. from the University of Detroit, a bachelor of law from the University of Windsor, and an MBA from York University-Schulich School of Business.

Ms. Khanna is well-qualified to serve on our Board of Directors due to her extensive industry experience.

John Kim — Director. John Kim serves as a member of our board of directors. Mr. Kim is Founder and Managing Partner of Brewer Lane Ventures. Prior to founding Brewer Lane Ventures, Mr. Kim was President and Chief Investment Officer of New York Life Insurance Company.

As a career investor, Mr. Kim started New York Life Ventures in 2012. Previously, he held CEO roles in other insurance, retirement and asset management firms including Prudential Retirement, CIGNA Retirement and Investment Services, and Aeltus Investment Management, a subsidiary of VOYA.

Mr. Kim is currently a board director at four insurtech startups — Powerlytics, Socotra, Avibra and Ladder Life Insurance. Additionally, he is on the board of trustees of Eversource, New England’s largest energy delivery company and a national leader in clean energy, on the board of directors of Franklin Resources, a global investment organization, and was previously on the board of FiServ, a global provider of financial services technology. Mr. Kim received a bachelor’s degree from the University of Michigan and an MBA from the University of Connecticut.

Mr. Kim is well-qualified to serve on our Board of Directors due to his extensive investment and board experience.

Michael Rubenstein — Director. Mr. Rubenstein serves as a member of our board of directors. He is an entrepreneur and executive who played a key role in building AppNexus, which was acquired by AT&T in 2018, and DoubleClick, which was acquired by Google in 2008. Mr. Rubenstein specializes in marketplace strategy, win-win partnerships, developing talent, and building high-performing go-to-market organizations that create global impact.

At AT&T, he served as President of AppNexus, a Xandr company, where he oversaw go-to-market for the company’s digital ad platform. Prior to AT&T, Mr. Rubenstein spent nearly a decade as President and Board member at AppNexus, and was a chief architect of the company’s growth from startup to a leader in programmatic advertising. Prior to joining AppNexus, Mr. Rubenstein founded and served as General Manager of DoubleClick Ad Exchange, a leading marketplace for programmatic advertising, after joining DoubleClick through the acquisition of Toronto-based martech startup FloNetwork, later re-branded DARTmail.

Mr. Rubenstein serves on the board of directors of Altimar II and is a member of the Audit and Nominating Committees. Mr. Rubenstein has also been named as a director nominee in connection with Altimar III’s initial public offering. Mr. Rubenstein also serves on the board of directors for Estrella Broadcasting, Inc. Mr. Rubenstein has also served on non-profit Boards, including the Interactive Advertising Bureau and Global Cities (a Bloomberg Philanthropy). Mr. Rubenstein regularly speaks at business conferences and schools, and actively advises and invests in the next generation of entrepreneurial ventures. He holds a bachelor’s degree from McGill University and an MBA from Columbia Business School.

Mr. Rubenstein is well-qualified to serve on our Board of Directors due to his extensive industry experience.

Vijay Sondhi — Director. Vijay Sondhi serves as a member of our board of directors. Mr. Sondhi is the CEO of NMI. He is an accomplished fintech executive and investor. Mr. Sondhi ran Visa’s CyberSource and Authorize.net businesses, was head of Visa corporate strategy and launched Visa’s flagship One-Market Innovation Center. He served as chief financial officer for three private equity and venture-backed companies spanning a wide variety of fintech solutions, including ERP accounting, point-of-sale systems, hospitality reservations and billing, plus financial document management, where he raised private capital, executed merger and acquisition transactions and oversaw an initial public offering. Mr. Sondhi’s executive career includes senior roles with Oracle-Micros, OpenText-IXOS and SAP. He serves on the boards of Verifone and Tangem and is a senior advisor to Token.io. In addition, Mr. Sondhi serves on the board of directors of Altimar II and is a member of the Compensation Committee. Mr. Sondhi has also been named as a director nominee in connection with Altimar III’s initial public offering.

Mr. Sondhi earned an MBA in finance from Columbia University and a Bachelor of Science degree in computer science from The University of British Columbia.

Mr. Sondhi is well-qualified to serve on our Board of Directors due to his extensive industry and investment experience.

Michael Vorhaus — Director. Michael Vorhaus serves as a member of our board of directors. Mr. Vorhaus currently severs as a member of the board of directors of Perion Network (Nasdaq: PERI). In addition, Mr. Vorhaus serves on the board of directors of Altimar II and is a member of the Audit Committee. Mr. Vorhaus has also been named as a director nominee in connection with Altimar III’s initial public offering. Starting December of 2018, Mr. Vorhaus founded Vorhaus Advisors and is CEO of the firm. From 1994 to November 2018, he was in a variety of positions at Frank N. Magid Associates, Inc., a research-based strategic consulting firm. From 1994 to 2008, Mr. Vorhaus served as its Senior Vice President and Managing Director and from 2008 to 2018 he served as the President of Magid Advisor, a unit of Magid Associates. From 2013 to 2014, Mr. Vorhaus served as a director of Grow Mobile. In 1987, he founded Vorhaus Investments.

Mr. Vorhaus holds a B.A. in Psychology from Wesleyan University and completed the Management Development Program at the University of California, Berkeley’s Haas School of Business.

Mr. Vorhaus is well-qualified to serve on our Board of Directors due to his extensive industry experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Beebe, Mr. Brown and Mr. Jelinek, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Khanna, Mr. Kim and Mr. Rubenstein, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Sondhi, Mr. Vorhaus and Mr. Wasserman, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Mr. Beebe, Mr. Brown, Mr. Jelinek, Ms. Khanna, Mr. Kim, Mr. Rubenstein, Mr. Sondhi and Mr. Vorhaus is “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the definitive Proxy Statement furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Mr. Beebe, Mr. Rubenstein and Mr. Vorhaus serve as members of our audit committee. Our board of directors has determined that each of Mr. Beebe, Mr. Rubenstein and Mr. Vorhaus are independent under the NYSE listing standards and applicable SEC rules. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that each of Mr. Beebe and Mr. Vorhaus qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Mr. Brown, Ms. Khanna and Mr. Kim, and Mr. Brown serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Brown, Ms. Khanna and Mr. Kim is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Mr. Brown, Mr. Jelinek and Mr. Sondhi, and Mr. Brown serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Brown, Mr. Jelinek and Mr. Sondhi is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

HPS and certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of HPS or our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete the proposed Blue Owl Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

HPS and its affiliates manage a number of funds, separate accounts and other investment vehicles (the “HPS Funds”). HPS Funds may compete with us for acquisition opportunities. If these HPS Funds decide to pursue any such opportunity or have existing investments in the issuer of such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within HPS, including by any director affiliated with HPS, may be suitable for both us and for a current or future HPS Fund and, in such a case, will be directed to such HPS Fund rather than to us. Neither HPS nor, subject to their fiduciary duties under Cayman Islands law, any members of our management team who are also employed by HPS have any obligation to present us with any opportunity for a potential business combination of which they become aware. HPS and/or members of our management team, in their capacities as officers, directors or employees of HPS or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future HPS Funds, or third parties, before they present such opportunities to us.

In addition, we may be limited in our ability to make investments and to sell existing investments because HPS may have material, non-public information regarding the issuers of the applicable securities or as a result of an existing investment by HPS. We may acquire a target from or, in which, one or more HPS Funds have an existing investment (or makes an investment at the same time or subsequently) at a different or overlapping level of the target’s capital structure, creating a potential conflict between our position and the applicable HPS Funds’ position especially in the event of a bankruptcy. HPS, HPS employees and HPS Funds may also have or make investments in, establish or serve on the boards of, businesses that compete with, provide services to, transact with, or otherwise have significant business relationships with the businesses we invest or seek to invest in. We may also forego an attractive investment opportunity as a result of an existing investment in the target or a competitor of the target by HPS, an HPS Fund or principals or employees of HPS, or to otherwise mitigate any conflict of interest or the perception of any conflict of interest.

HPS and our Sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. We do not currently expect that any such other blank check company would materially affect our ability to complete the proposed Blue Owl Business Combination. However, an affiliate of HPS has sponsored and Mr. Wasserman and most of our officers and directors are actively engaged in Altimar II, a SPAC that completed its initial public offering in February 2021, and Altimar III, a SPAC that is in the process of completing its initial public offering as of the date of this Annual Report. Altimar II and Altimar III may each pursue initial business combination targets in any business or industries with a focus on TMT, Healthcare, Financial Services/Financial Technology and Consumer and each has until 24 months after the completion of its initial public offering to do so (absent an extension in accordance with its respective memorandum and articles of association). In addition, HPS and our Sponsor, officers, and directors are not required to commit any specified amount of time or resources to our affairs and, accordingly, will have conflicts of interest in allocating management time and resources among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships

Individual	Entity	Entity’s Business	Affiliation
Tom Wasserman(1)	BT OnePhone Limited	Telecom	Director
	OnePhone Holding AB	Telecom	Director
	Revolt Media and TV Holdings, LLC	Media	Director
	HPS Investment Partners, LLC(1)	Investments	Principal
	CAST Holdings LLC	Healthcare	Director
	Altimar Acquisition Corp. II	Blank Check Company	Chief Executive Officer and Chairman of the Board of Directors
	Altimar Acquisition Corp. III	Blank Check Company	Chief Executive Officer and Chairman of the Board of Directors
Wendy Lai	Natural Glacial Waters Inc.	Bottled Water	Director
	Altimar Acquisition Corp. II	Blank Check Company	Chief Financial Officer
	Altimar Acquisition Corp. III	Blank Check Company	Chief Financial Officer
Kevin L. Beebe	Skyworks Solutions, Inc.	Semiconductor	Director
	SBA Communications	Telecom Infrastructure	Director
	Frontier Communications	Telecom	Director
	Logix Communications	Telecom	Director
	DartPoints Holding Company LLC	Data Center	Director
	Astra Capital	Private Equity	Partner
	Syniverse Technology	Telecom	Director

Individual	Entity	Entity’s Business	Affiliation
	Nextel Holdings	Telecom	Director
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
Payne D. Brown	HireQuest Inc.	Staffing	Director
	Revolt Media	Media	Director
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
Richard M. Jelinek	Health Edge Technologies	Healthcare Tech	Director
	Czech One Capital Partners, LLC	Investments	Managing Director
	Advent International	Private Equity	Operating Partner
	Blackstone Group	Private Equity	Senior Advisor
	In Health MD Alliance	Provider Delivery Organization	Director
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
Roma Khanna	HiddenLight Productions Limited	Media	Executive Chairman
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
John Kim	Eversource Energy	Public Utility	Director
	Brewer Lane Management, LLC	Investments	Managing Member
	Brewer Lane Ventures Fund 1 GP, LLC	Investments	Managing Member
	Socotra	Technology	Director
	Avibra	Digital Insurance	Director
	Ladder Life	Digital Insurance	Director
	Powerlytics	Data Analytics	Director
	Franklin Resources	Asset Management	Director
	New England Center for Children	Non-Profit Education	Director
Michael Rubenstein	Estrella Broadcasting, Inc.	Media	Director
	TVision Insights, Inc.	Ad measurement	Advisor
	Teikametrics Inc.	E-commerce	Advisor
	Triple Lift, Inc.	Advertising Technology Company	Advisor
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
Vijay K. Sondhi	Network Merchants, LLC	Software	CEO
	Tangem AG	Technology	Director
	Vertex Holdco, Inc. (Verifone Systems, Inc.)	Technology	Director

Individual	Entity	Entity’s Business	Affiliation
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee
Michael Vorhaus	Maestro	Livestreaming	Director, Chair
	Vorhaus Advisors	Digital Media	Chief Executive Officer
	Perion	Ad Tech	Board of Directors
	DraftKings	Gaming	Advisor
	Skillz	Gaming	Advisor
	Altimar Acquisition Corp. II	Blank Check Company	Director
	Altimar Acquisition Corp. III	Blank Check Company	Director Nominee

(1)	Includes funds and accounts advised by HPS and affiliates.

If any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our Sponsor subscribed for founder shares and has purchased Private Placement Warrants as part of the Initial Public Offering.

•

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, HPS and our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, HPS, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of HPS or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the definitive Proxy Statement furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2020 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of our ordinary shares beneficially owned by them, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Altimar Acquisition Corporation, 40 West 57th Street, 33rd Floor, New York, NY 10019.

	Ordinary Shares Beneficially Owned
	Number	Percent(2)
Directors and Executive Officers: (1)
Kevin Beebe	25,000	*
Payne Brown	25,000	*
Rick Jelinek	25,000	*
Roma Khanna	25,000	*
John Kim	25,000	*
Wendy Lai	—	—%
Michael Rubenstein	25,000	*
Vijay Sondhi	25,000	*
Michael Vorhaus	25,000	*
Tom Wasserman	—	—%
All directors and executive officers as a group (10 persons)	200,000	*
5% Stockholders:
Altimar Sponsor, LLC (our sponsor) (3)	6,675,000	19.36%
Linden Capital L.P. (4)	2,000,000	7.3%
Senator Investment Group LP (5)	1,420,000	5.16%
Point72 Asset Management, L.P. (6)	1,400,000	5.1%
Luxor Capital Partners, LP (7)	1,918,828	6.98%

*	Less than one percent.
(1)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(2)

The percentage of beneficial ownership of our ordinary shares is based on a total of 27,500,000 Class A ordinary shares issued and outstanding as of December 31, 2020. For the founder shares and Altimar Sponsor, LLC shares, the percentage of beneficial ownership of our ordinary shares is based on a total of 27,500,000 Class A ordinary shares and 6,875,000 Class B ordinary shares issued and outstanding as of December 31, 2020, and assumes conversion of all Class B ordinary shares into Class A ordinary shares.

(3)

The shares reported above are held in the name of our sponsor. Our sponsor is controlled by HPS. Based upon a Schedule 13G filed with the SEC on February 16, 2021, by Altimar Sponsor, LLC. The address of Altimar Sponsor, LLC is 40 West 57th Street, 33rd Floor, New York, New York 10019.

(4)	Based upon a Schedule 13G/A filed with the SEC on February 8, 2021, by Linden Capital L.P. The address of Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda.
(5)	Based upon a Schedule 13G filed with the SEC on February 4, 2021, by Senator Investment Group LP. The address of Senator Investment Group LP is 510 Madison Avenue, 28th Floor, New York, NY 10022.
(6)	Based upon a Schedule 13G filed with the SEC on January 27, 2021, by Point 72 Asset Management, L.P. The address of Point72 Asset Management, L.P. is 72 Cummings Point Road, Stamford, CT 06902.
(7)

Based upon a Schedule 13G filed with the SEC on January 5, 2021, by Luxor Capital Group, LP. The address of Luxor Capital Group, LP is 1114 Avenue of the Americas, 28th Floor, New York, New York 10036.

Transfers of Founder Shares and Private Placement Warrants

The founder shares and Private Placement Warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our Sponsor and management team. Our Sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of our initial business combination and (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates, or any funds or accounts advised by our Sponsor or its affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On September 1, 2020, the Sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering and formation costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed elsewhere in this Annual Report, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We currently maintain our executive offices at 40 West 57th Street, 33rd Floor, New York, NY 10019. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our Initial Public Offering, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the definitive Proxy Statement, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such definitive Proxy Statement or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our Sponsor will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement, which is filed as Exhibit 10.9 to this Annual Report. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,555 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from August 20, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(b)	Financial Statement Schedules:

None.

(c)	Exhibits

We hereby file or incorporate by reference as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated October 22, 2020, by and between Altimar Acquisition Corporation and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

2.1	Business Combination Agreement, dated December 23, 2020, by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.4	Warrant Agreement, dated October 22, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

4.5*	Description of Securities

10.1	Forfeiture and Support Agreement, dated as of December 23, 2020, by and among Altimar Sponsor LLC, the Altimar Class B Holders party thereto, Owl Rock Capital Partners LP, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC and Neuberger Berman Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.2	Form of Subscription Agreement No. 1 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

Exhibit Number	Description

10.3	Form of Subscription Agreement No. 2 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.4	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Doug Ostrover (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.5	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Marc Lipschultz (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.6	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Michael D. Rees (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.7	Letter Agreement, dated October 22, 2020, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.8	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.9	Registration and Shareholder Rights Agreement, dated October 22, 2020, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.10	Securities Subscription Agreement, dated September 1, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

10.11	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

10.13	Administrative Services Agreement, dated October 22, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020)

10.14	Promissory Note, dated September 1, 2020, issued to Altimar Acquisition Corporation (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 24th day of February, 2021.

ALTIMAR ACQUISITION CORPORATION

By:	/s/ Tom Wasserman
Name:	Tom Wasserman
Title:	Chief Executive Officer

ALTIMAR ACQUISITION CORPORATION

By:	/s/ Wendy Lai
Name:	Wendy Lai
Title:	Chief Financial Officer

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Tom Wasserman and Wendy Lai, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Tom Wasserman Tom Wasserman	Chief Executive Officer (Principal Executive Officer) and Chairman	February 24, 2021

/s/ Wendy Lai Wendy Lai	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021

/s/ Kevin Beebe Kevin Beebe	Director	February 24, 2021

/s/ Payne Brown Payne Brown	Director	February 24, 2021

/s/ Richard M. Jelinek Richard M. Jelinek	Director	February 24, 2021

/s/ Roma Khanna Roma Khanna	Director	February 24, 2021

/s/ John Kim John Kim	Director	February 24, 2021

/s/ Michael Rubenstein Michael Rubenstein	Director	February 24, 2021

/s/ Vijay Sondhi Vijay Sondhi	Director	February 24, 2021

/s/ Michael Vorhaus Michael Vorhaus	Director	February 24, 2021

ALTIMAR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Altimar Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Altimar Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 24, 2021

ALTIMAR ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$928,766
Prepaid expenses	349,388

Total Current Assets	1,278,154
Cash and marketable securities held in Trust Account	275,038,028

TOTAL ASSETS	$276,316,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$93,136
Accrued offering costs	48,965

Total Current Liabilities	142,101
Deferred underwriting fee payable	9,625,000

Total Liabilities	9,767,101

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 26,154,908 shares at $10.00 per share	261,549,080
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,345,092 shares issued and outstanding (excluding 26,154,908 shares subject to possible redemption)	135
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	5,260,809
Accumulated deficit	(261,631)

Total Shareholders’ Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$276,316,182

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$299,659

Loss from operations	(299,659)
Other income:
Interest earned on marketable securities held in Trust Account	38,028

Net Loss	$(261,631)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	6,518,595

Basic and diluted net loss per share, Class B	$(0.05)

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 27,500,000 Units, net of underwriting discounts and offering costs	27,500,000	2,750	—	—	259,282,962	—	259,285,712
Sale of 5,000,000 Private Placement Warrants	—	—	—	—	7,500,000	—	7,500,000
Forfeiture of Founder Shares	—	—	(312,500)	(31)	31	—	—
Class A ordinary shares subject to possible redemption	(26,154,908)	(2,615)	—	—	(261,546,465)	—	(261,549,080)
Net loss	—	—	—	—	—	(261,631)	(261,631)

Balance — December 31, 2020	1,345,092	$135	6,875,000	$688	$5,260,809	$(261,631)	$5,000,001

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(261,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs in exchange for issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(38,028)
Changes in operating assets and liabilities:
Prepaid expenses	(349,388)
Accrued expenses	93,136

Net cash used in operating activities	(550,911)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(275,000,000)

Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	269,500,000
Proceeds from sale of Private Placement Warrants	7,500,000
Proceeds from promissory note – related party	5,000
Repayment of promissory note – related party	(99,890)
Payments of offering costs	(425,433)

Net cash provided by financing activities	276,479,677

Net Change in Cash	928,766
Cash – Beginning	—

Cash – Ending	$928,766

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$48,965

Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$20,000

Offering costs paid through promissory note – related party	$94,890

Initial classification of Class A ordinary shares subject to possible redemption	$261,805,710

Change in value of Class A ordinary shares subject to possible redemption	$(256,630)

Deferred underwriting fee payable	$9,625,000

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Owl Rock Capital Group LLC, a Delaware limited liability company (“Owl Rock”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 5, 2020, the underwriters elected to partially exercise their over-allotment option for which the Company consummated the sale of an additional 2,500,000 Units, at $10.00 per Unit, and the sale of an additional 333,333 Private Placement Warrants, at $1.50 per Private Warrant, generating total gross proceeds of $25,500,000. A total of $25,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $275,000,000.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Deferred Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,714,288 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,166,666 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share and per share amounts):

For the Period from August 20, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$38,028

Net Earnings	$38,028
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	27,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(261,631)
Redeemable Net Earnings	$(38,028)

Non-Redeemable Net Loss	$(299,659)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	6,518,595
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.05)

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 1, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 21, 2020, the Sponsor effectuated a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 7,187,500. On October 19, 2020, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. These shares shall not be subject to forfeiture in the event the underwriters’ overallotment option is not exercised. The Founder Shares included an aggregate of up to 312,500 shares that were subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. All share and per-share amounts have been retroactively restated to reflect the share transactions. As a result of the underwriters’ election to partially exercise their over-allotment option on November 5, 2020, a total of 625,000 Founder Shares are no longer subject to forfeiture. On December 7, 2020, the option to exercise the remaining over-allotment balance expired and 312,500 Founder Shares were forfeited, resulting in an aggregate of 6,875,000 Founder Shares issued and outstanding.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company agreed, commencing on October 22, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the period from August 20, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet as of December 31, 2020.

Promissory Note — Related Party

On September 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of December 31, 2020, there was $57,250 outstanding under the Promissory Note. Of the $99,890 outstanding balance at October 27, 2020 under the Promissory Note, $94,890 was repaid at the closing of the Initial Public Offering on October 27, 2020 and $5,000 was repaid on November 2, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,625,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On December 23, 2020, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”), by and among the Company, Owl Rock, and the Dyal Capital Partners (“Dyal”) division of Neuberger Berman Group LLC to form Blue Owl Capital Inc. (“Blue Owl”), a publicly-traded alternative asset management firm that would have over $45.0 billion in assets under management.

Pursuant to the transaction, the Company, which currently holds $275 million in cash in its Trust Account, will combine with Blue Owl at an estimated $12.5 billion pro forma equity value. Cash proceeds in connection with the transaction will be funded through a combination of the Company’s cash in its Trust Account and a $1.5 billion fully committed, common stock private investment in common equity at $10.00 per share.

The transaction will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 1,345,092 Class A ordinary shares issued or outstanding, excluding 26,154,908 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 6,875,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•

if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination (excluding any forward purchase securities) at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $737 in cash and $275,037,291 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020 U.S. Treasury Securities (Mature on 04/29/2021)	1	$275,037,291	$(6,186)	$275,031,105

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.