Form 10-K/A
period 2020-12-31
ALTIMAR ACQUISITION CORP.
filed 2021-04-23
CIK 1823945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

Altimar Acquisition Corporation (the “Company,” “Altimar,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on February 24, 2021, or the Original Filing, to restate (i) its financial statements as of and for the period ended December 31, 2020 and (ii) its financial statements as of October 27, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in October 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the characteristics of the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period, and to restate its financial statements accordingly.

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment refers to both Altimar’s public warrants and Altimar’s Private Placement Warrants (as defined herein).

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, the Blue Owl Business Combination and related matters, as well as all other statements other than statements of historical fact included in this Amendment. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Forward-looking statements in this Amendment may include, for example, statements about:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” in the Original Filing. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” in this Amendment and “Item 1A. Risk Factors” in the Original Filing.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

The transaction is expected to close in the first half of 2021, subject to customary closing conditions as further described in the Business Combination Agreement which is filed as Exhibit 2.1 to the Original Filing.

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

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $5,281,503, which consists of operating and formation costs of $299,659 and a change in the fair value of the warrants of $5,019,872, offset by interest earned on marketable securities held in the Trust Account of $38,028.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the period from August 20, 2020 (inception) through December 31, 2020 net cash used in operating activities was $550,911. Net loss of $5,281,503 was impacted by formation expenses paid by the Sponsor of $5,000, the change in the fair value of the warrants of $5,019,872 and interest earned on marketable securities of $38,028. Changes in operating assets and liabilities used $256,252 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Annual Report did not, and this Amendment does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 22, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $88,055 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Form 10-Q for the quarter ended September 30, 2020, the audit of our December 31, 2020 financial statements included in the Original Filing and the audit of our restated financial statements included in this Amendment.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements:

(b)	Financial Statement Schedules:

None.

(c)	Exhibits

We hereby file or incorporate by reference as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated October 22, 2020, by and between Altimar Acquisition Corporation and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

2.1	Business Combination Agreement, dated December 23, 2020, by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

Exhibit Number	Description

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

4.4	Warrant Agreement, dated October 22, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on February 24, 2021).

10.1	Forfeiture and Support Agreement, dated as of December 23, 2020, by and among Altimar Sponsor LLC, the Altimar Class B Holders party thereto, Owl Rock Capital Partners LP, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC and Neuberger Berman Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.2	Form of Subscription Agreement No. 1 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.3	Form of Subscription Agreement No. 2 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.4	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Doug Ostrover (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.5	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Marc Lipschultz (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.6	Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Altimar Acquisition Corporation and Michael D. Rees (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020).

10.7	Letter Agreement, dated October 22, 2020, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.8	Investment Management Trust Agreement, dated October 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.9	Registration and Shareholder Rights Agreement, dated October 22, 2020, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

10.10	Securities Subscription Agreement, dated September 1, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

10.11	Private Placement Warrant Purchase Agreement, dated October 22, 2020, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020).

Exhibit Number	Description

10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

10.13	Administrative Services Agreement, dated October 22, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2020)

10.14	Promissory Note, dated September 1, 2020, issued to Altimar Acquisition Corporation (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the Commission on October 19, 2020).

24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K filed with the Commission on February 24, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 22nd day of April, 2021.

ALTIMAR ACQUISITION CORPORATION

By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer

ALTIMAR ACQUISITION CORPORATION

By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer

Signature	Title	Date

/s/ Tom Wasserman Tom Wasserman	Chief Executive Officer (Principal Executive Officer) and Chairman	April 22, 2021

/s/ Wendy Lai Wendy Lai	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 22, 2021

* Kevin Beebe	Director	April 22, 2021

* Payne Brown	Director	April 22, 2021

* Richard M. Jelinek	Director	April 22, 2021

* Roma Khanna	Director	April 22, 2021

* John Kim	Director	April 22, 2021

* Michael Rubenstein	Director	April 22, 2021

* Vijay Sondhi	Director	April 22, 2021

* Michael Vorhaus	Director	April 22, 2021

*By:	/s/ Wendy Lai
Name:	Wendy Lai
Title:	Attorney-in-Fact

ALTIMAR ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Altimar Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Altimar Acquisition Corporation (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

April 22, 2021

ALTIMAR ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$928,766
Prepaid expenses	349,388

Total Current Assets	1,278,154
Cash and marketable securities held in Trust Account	275,038,028

TOTAL ASSETS	$276,316,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$93,136
Accrued offering costs	48,965

Total Current Liabilities	142,101
Warrant liability	34,974,813
Deferred underwriting fee payable	9,625,000

Total Liabilities	44,741,914

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 22,657,426 shares at $10.00 per share	226,574,260
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,842,574 shares issued and outstanding (excluding 22,657,426 shares subject to possible redemption)	484
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	10,280,339
Accumulated deficit	(5,281,503)

Total Shareholders’ Equity	5,000,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$276,316,182

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operational costs	$299,659

Loss from operations	(299,659)
Other (expense) income:
Interest earned on marketable securities held in Trust Account	38,028
Change in fair value of warrants	(5,019,872)

Net Loss	$(5,281,503)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	6,518,595

Basic and diluted net loss per share, Class B	$(0.82)

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 27,500,000 Units, net of underwriting discounts and offering costs	27,500,000	2,750	—	—	259,282,962	—	259,285,712
Sale of 5,000,000 Private Placement Warrants	—	—	—	—	7,500,000	—	7,500,000
Forfeiture of Founder Shares	—	—	(312,500)	(31)	31	—	—
Initial classification of warrant liability	—	—	—	—	(29,954,941)	—	(29,954,941)
Class A ordinary shares subject to possible redemption	(22,657,426)	(2,266)	—	—	(226,571,994)	—	(226,574,260)
Net loss	—	—	—	—	—	(5,281,503)	(5,281,503)

Balance — December 31, 2020 (as restated)	4,842,574	$484	6,875,000	$688	$10,280,339	$(5,281,503)	$5,000,008

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(5,281,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs in exchange for issuance of Class B ordinary shares	5,000
Change in fair value of warrant liability	5,019,872
Interest earned on marketable securities held in Trust Account	(38,028)
Changes in operating assets and liabilities:
Prepaid expenses	(349,388)
Accrued expenses	93,136

Net cash used in operating activities	(550,911)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(275,000,000)

Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	269,500,000
Proceeds from sale of Private Placement Warrants	7,500,000
Proceeds from promissory note – related party	5,000
Repayment of promissory note – related party	(99,890)
Payments of offering costs	(425,433)

Net cash provided by financing activities	276,479,677

Net Change in Cash	928,766
Cash – Beginning	—

Cash – Ending	$928,766

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$48,965

Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$20,000

Offering costs paid through promissory note – related party	$94,890

Initial classification of warrant liability	$29,954,941

Initial classification of Class A ordinary shares subject to possible redemption	$231,850,770

Change in value of Class A ordinary shares subject to possible redemption	$(5,276,510)

Deferred underwriting fee payable	$9,625,000

The accompanying notes are an integral part of these financial statements.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Altimar Acquisition Corporation (the “Company” or “Altimar”) is a blank check company incorporated as a Cayman Islands exempted company on August 20, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed business combination with Owl Rock Capital Group LLC, a Delaware limited liability company (“Owl Rock”) and the Dyal Capital Partners (“Dyal”) division of Neuberger Berman Group LLC (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 22, 2020. On October 27, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Altimar Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

On November 5, 2020, the underwriters elected to partially exercise their over-allotment option for which the Company consummated the sale of an additional 2,500,000 Units, at $10.00 per Unit, and the sale of an additional 333,333 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $25,500,000. A total of $25,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $275,000,000.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 27, 2020 (audited)
Warrant Liability	$—	$29,954,941	$29,954,941
Ordinary Shares Subject to Possible Redemption	237,680,710	(29,954,941)	207,725,769
Class A Ordinary Shares	123	300	423
Additional Paid-in Capital	5,004,160	(300)	5,003,860
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$34,974,813	$34,974,813
Ordinary Shares Subject to Possible Redemption	261,549,080	(34,974,813)	226,574,260
Class A Ordinary Shares	135	349	484
Additional Paid-in Capital	5,260,809	5,019,530	10,280,339
Accumulated Deficit	(261,631)	(5,019,872)	(5,281,503)
Shareholders’ Equity	5,000,001	7	5,000,008
Period from August 20, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(5,019,872)	$(5,019,872)
Net loss	(261,631)	(5,019,872)	(5,281,503)
Basic and diluted net loss per share, Class B	(0.05)	(0.77)	(0.82)

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Deferred Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,714,288 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share and per share amounts):

For the Period from August 20, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$38,028

Net Earnings	$38,028
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	27,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(5,281,503)
Redeemable Net Earnings	$(38,028)

Non-Redeemable Net Loss	$(5,319,531)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	6,518,595
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.82)

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units, at a purchase price of $10.00 per Unit, inclusive of 2,500,000 Units sold to the underwriters on November 9, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. On November 9, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 333,333 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Business Combination Agreement

On December 23, 2020, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”), by and among the Company, Owl Rock, and Dyal to form Blue Owl Capital Inc. (“Blue Owl”), a publicly-traded alternative asset management firm that would have over $45.0 billion in assets under management.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 4,842,574 Class A ordinary shares issued or outstanding, excluding 22,657,426 Class A ordinary shares subject to possible redemption.

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided, that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided, that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At December 31, 2020, there were 9,166,666 Public Warrants and 5,000,000 Private Placement Warrants outstanding.

ALTIMAR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$275,038,028	$275,038,028	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$21,343,306	$—	$—	$21,343,306

Warrant Liability – Private Placement Warrants	$13,631,507	$—	$—	$13,631,507

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At October 27, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$8.50	$9.23
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	40.0%	40.0%
Risk-free rate	0.5%	0.6%
Dividend yield	0.0%	0.0%
Fair value of warrants	$2.33	$2.73

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of August 20, 2020	$—	$—	$—
Initial measurement on October 27, 2020	11,651,159	18,303,782	29,954,941
Change in valuation inputs or other assumptions	1,980,348	3,039,524	5,019,872

Fair value as of December 31, 2020	$13,631,507	$21,343,306	$34,974,813

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020 U.S. Treasury Securities (Mature on 04/29/2021)	1	$275,037,291	$(6,186)	$275,031,105

NOTE 10 — SUBSEQUENT EVENTS

In connection with Altimar’s proposed business combination with Owl Rock and Dyal, certain purported Altimar stockholders have filed lawsuits alleging breaches of fiduciary duty. Altimar has also received a demand letter and a threatened complaint that allege substantially the same issues. Altimar believes that these pending and threatened lawsuits are without merit and intends to defend the matters vigorously.