Form 10-Q
period 2021-03-31
ALTIMAR ACQUISITION CORP.
filed 2021-05-17
CIK 1823945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39653

ALTIMAR ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1554235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, 33rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 287-6767

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	ATAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	ATAC	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ATAC.WS	New York Stock Exchange

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

As of May 17, 2021, there were 27,500,000 Class A ordinary shares, $0.0001 par value and 6,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

ALTIMAR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$777,132	$928,766
Prepaid expenses	293,890	349,388

Total Current Assets	1,071,022	1,278,154
Cash and marketable securities held in Trust Account	275,083,187	275,038,028

TOTAL ASSETS	$276,154,209	$276,316,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,889	$93,136
Accrued offering costs	—	48,965

Total Current Liabilities	90,889	142,101
Warrant liability	21,208,265	34,974,813
Deferred underwriting fee payable	9,625,000	9,625,000

Total Liabilities	30,924,154	44,741,914

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,023,005 and 22,657,426 shares at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	240,230,050	226,574,260
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,476,995 and 4,842,574 shares issued and outstanding (excluding 24,023,005 and 22,657,426 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	348	484
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	688	688
Additional paid-in capital	(3,375,315)	10,280,339
Retained Earnings (Accumulated deficit)	8,374,284	(5,281,503)

Total Shareholders’ Equity	5,000,005	5,000,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$276,154,209	$276,316,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operational costs	$155,920
Loss from operations	(155,920)
Other income:
Change in fair value of warrant liability	13,766,548
Interest earned on marketable securities held in Trust Account	45,159

Other income	13,811,707

Net income	$13,655,787

Weighted average shares outstanding of Class A redeemable ordinary shares	27,500,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	6,875,000

Basic and diluted net income per share, Class B	$1.98

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	4,842,574	$484	6,875,000	$688	$10,280,339	$(5,281,503)	$5,000,008
Change in value of Class A ordinary shares subject to possible redemption	(1,365,579)	(136)	—	—	(13,655,654)	—	(13,655,790)
Net income	—	—	—	—	—	13,655,787	13,655,787

Balance — March 31, 2021	3,476,995	$348	6,875,000	$688	$(3,375,315)	$8,374,284	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$13,655,787
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,766,548)
Interest earned on marketable securities held in Trust Account	(45,159)
Changes in operating assets and liabilities:
Prepaid expenses	55,498
Accrued expenses	(2,247)

Net cash used in operating activities	(102,669)

Cash Flows from Financing Activities:
Payments of offering costs	(48,965)

Net cash used in financing activities	(48,965)

Net Change in Cash	(151,634)
Cash – Beginning	928,766

Cash – Ending	$777,132

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$(48,965)

Change in value of Class A ordinary shares subject to possible redemption	$13,655,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed business combination with Owl Rock Capital Group LLC, a Delaware limited liability company (“Owl Rock”) and the Dyal Capital Partners (“Dyal”) division of Neuberger Berman Group LLC (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 22, 2020. On October 27, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 5.

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

On November 9, 2020, the underwriters elected to partially exercise their over-allotment option for which the Company consummated the sale of an additional 2,500,000 Units, at $10.00 per Unit, and the sale of an additional 333,333 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $25,500,000. A total of $25,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $275,000,000.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for period ended December 31, 2020 as filed with the SEC on April 23, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund invested in U.S. Treasury securities.

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Deferred Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,714,288 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,166,666 shares of Class A ordinary shares in the aggregate.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share and per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$45,159

Redeemable Net Earnings	$45,159
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	27,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$13,655,787
Redeemable Net Earnings	$(45,159)

Non-Redeemable Net Income	$13,610,628
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	6,875,000
Income/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$1.98

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have impact on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2021

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

Administrative Support Agreement

The Company agreed, commencing on October 22, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Legal Proceedings

In connection with the Company’s proposed business combination with Owl Rock and Dyal, certain purported shareholders have filed lawsuits alleging breaches of fiduciary duty. The Company has also received a demand letter and a threatened complaint that allege substantially the same issues. The Company believes that these pending and threatened lawsuits are without merit and intends to defend the matters vigorously. These cases are in the early stages and the Company is unable to reasonably determine the outcome or estimate any potential losses, and, as such, has not recorded a loss contingency.

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

Pursuant to the transaction, the Company will combine with Blue Owl at an estimated $12.5 billion pro forma equity value. Cash proceeds in connection with the transaction will be funded through a combination of the Company’s cash in its Trust Account and a $1.5 billion fully committed, common stock private investment in common equity at $10.00 per share.

The transaction will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,476,995 and 4,842,574 Class A ordinary shares issued and outstanding, excluding 24,023,005 and 22,657,426 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,875,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8 — WARRANT LIABILITY

At March 31, 2021 and December 31, 2020, there were 9,166,666 Public Warrants and 5,000,000 Private Placement Warrants outstanding.

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

At March 31, 2021, assets held in the Trust Account were comprised of $737 in cash and $275,082,449 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $737 in cash and $275,037,291 in U.S. Treasury securities. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$275,083,187	$275,038,028
Liabilities:
Warrant Liability – Public Warrants	3	$12,831,379	$21,343,306
Warrant Liability – Private Placement Warrants	3	$8,376,886	$13,631,507

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2021	As of December 31, 2020
Stock price	$8.52	$9.23
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	40.0%	40.0%
Risk-free rate	1.2%	0.6%
Dividend yield	0.0%	0.0%
Fair value of Public Warrants	$1.40	$2.33
Fair value of Private Placement Warrants	$1.68	$2.73

ALTIMAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$13,631,507	$21,343,306	$39,974,813
Change in valuation inputs or other assumptions	(5,254,621)	(8,511,927)	(13,766,548)

Fair value as of March 31, 2021	$8,376,886	$12,831,379	$21,208,265

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
JPMorgan 100% U.S. Treasury Securities Money Market Fund	1	$275,082,449	$19,716	$275,102,165
December 31, 2020 U.S. Treasury Securities (Mature on 04/29/2021)	1	$275,037,291	$(6,186)	$275,031,105

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 and as further amended on April 22, 2021 (taken together, the “2020 10-K”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our business combination, and activities in connection with the proposed Blue Owl Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with completing the initial business combination (including the proposed Blue Owl Business Combination).

For the three months ended March 31, 2021, we had net income of $13,655,787, which consisted of a $13,766,548 non-cash charge for the change in fair value of warrant liability and interest earned on marketable securities held in the Trust Account of $45,159, offset by operating costs of $155,920.

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

For the three months ended March 31, 2021, net cash used in operating activities was $102,669. Net income of $13,655,787 was offset by the non-cash charge due to the change in the fair value of the warrants of $13,766,548 and interest earned on marketable securities of $45,159. Changes in operating assets and liabilities provided $53,251 of cash from operating activities.

At March 31, 2021, we had investments held in the Trust Account of $275,083,187. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $777,132 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily for activities necessary to consummate an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 effective as of January 1, 2021 did not have impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(f) and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective solely as a result of the restatement of our financial statements as of and for the period ended December 31, 2020 in light of the SEC Staff Statement dated April 12, 2021 which required us to reclassify our warrants as liabilities on our balance sheet.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In connection with our proposed business combination with Owl Rock and Dyal, certain purported shareholders have filed lawsuits alleging breaches of fiduciary duty. We have also received a demand letter and a threatened complaint that allege substantially the same issues. We believe that these pending and threatened lawsuits are without merit and intend to defend the matters vigorously. These cases are in the early stages and we are unable to reasonably determine the outcome or estimate any potential losses, and, as such, have not recorded a loss contingency.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our 2020 10-K for the period ended December 31, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2020 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the date of this Quarterly Report, there have been no changes to the unregistered sales of equity securities and use of proceeds disclosed in our 2020 10-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Amendment to Business Combination Agreement, dated as of January 4, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C to the Company’s proxy statement/prospectus filed with the Commission on May 3, 2021).

2.2	Amendment No. 2 to the Business Combination Agreement, dated as of March 25, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C to the Company’s proxy statement/prospectus filed with the Commission on May 3, 2021).

2.3	Amendment No. 3 to the Business Combination Agreement, dated as of April 11, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C to the Company’s proxy statement/prospectus filed with the Commission on May 3, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMAR ACQUISITION CORPORATION

Date: May 17, 2021		/s/ Tom Wasserman
	Name:	Tom Wasserman
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021		/s/ Wendy Lai
	Name:	Wendy Lai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)