Form 10-Q
period 2021-06-30
BLUE OWL CAPITAL INC.
filed 2021-08-12
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39653
___________________________
BLUE OWL CAPITAL INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	86-3906032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue,	New York,	NY	10022
(address of principal executive offices)
(212) 419-3000
(Registrant’s telephone number, including area code)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	OWL	New York Stock Exchange
Warrants to purchase Class A common stock	OWL.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2021
Class A common stock, par value $0.0001	320,005,258
Class C common stock, par value $0.0001	628,380,707
Class D common stock, par value $0.0001	294,656,373
Class E common stock, par value $0.0001	14,990,864

i

Defined Terms
When used in this report, unless the context otherwise requires:

Assets Under Management or AUM	Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; and (iii) uncalled capital commitments.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”) and Owl Rock Core Income Corp. (“ORCIC”).

BDC Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs, subject to a fixed hurdle rate. These fees are classified as management fees as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

BDC Part II Fees	Refers to fees from our BDCs that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of BDC Part II Fees paid in all prior years since inception.

Registrant	Refers to Blue Owl Capital Inc.

Blue Owl, the Company, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Capital Holdings, collectively.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl Capital Holdings	Refers to Blue Owl Capital Holdings LP.

Business Combination	Refers to the transactions contemplated by the Business Combination Agreement, which were completed on May 19, 2021.

Business Combination Agreement or BCA	Refers to the agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC.

Business Combination Date	Refers to May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending and opportunistic lending. Direct Lending products comprise the pre-Business combination Owl Rock business.

Dyal Capital	Refers to the Dyal Capital Partners business, which was acquired from Neuberger Berman Group LLC in connection with the Business Combination.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt, but excluding cash). For our other Direct Lending products, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through three existing and one emerging investment strategies: GP minority equity investments, GP debt financing, professional sports minority investments and co-investments and structured equity. GP Capital Solutions products comprise the pre-Business Combination Dyal Capital business.

NYSE	Refers to the New York Stock Exchange.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (excluding certain assets) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Tax Receivable Agreement, dated as of May 19, 2021, by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC. We make available free of charge on our website (www.blueowl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.
Also posted on our website in the “Investor Relations—Governance” section is the charter for our Audit Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Blue Owl Capital Inc., 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
No statements herein, available on our website or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any fund.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described in this report and in the Current Report on Form 8-K filed on May 21, 2021 under the headings “Owl Rock’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Exhibit 99.5, and “Dyal’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Exhibit 99.6, and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$436,033	$11,630
Due from related parties	147,527	92,698
Operating lease assets	57,506	—
Deferred tax assets	442,165	800
Intangible assets, net	2,211,864	—
Goodwill	3,548,222	—
Other assets, net	28,920	16,469
Total Assets	$6,872,237	$121,597
Liabilities
Debt obligations, net	$683,338	$356,386
Accrued compensation	131,521	207,957
Operating lease liabilities	58,004	—
Deferred tax liabilities	48,613	—
TRA liability (includes $102,791 and $— at fair value)	462,179	—
Warrant liability, at fair value	40,429	—
Earnout Securities liability, at fair value	954,247	—
Accounts payable, accrued expenses and other liabilities	110,159	58,415
Total Liabilities	2,488,490	622,758
Commitments and Contingencies (Note 11)
Shareholders’ Equity (Deficit)
Members’ deficit prior to the Business Combination	—	(507,687)
Class A Shares, par value $0.0001 per share, 2,500,000,000 and none authorized, 320,005,258 and none issued and outstanding	32	—
Class C Shares, par value $0.0001 per share, 1,500,000,000 and none authorized, 628,380,707 and none issued and outstanding	63	—
Class D Shares, par value $0.0001 per share, 350,000,000 and none authorized, 294,656,373 and none issued and outstanding	29	—
Class E Shares, par value $0.0001 per share, 100,000,000 and none authorized, 14,990,864 and none issued and outstanding	1	—
Additional paid-in capital	1,496,826	—
Accumulated deficit	(397,189)	—
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,099,762	—
Shareholders’ equity attributable to noncontrolling interests	3,283,985	6,526
Total Shareholders’ Equity (Deficit)	4,383,747	(501,161)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,872,237	$121,597
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Management fees, net (includes BDC Part I Fees of $36,073, $2,424, $64,987 and $6,351)	$142,135	$36,837	$236,848	$73,684
Administrative, transaction and other fees	37,125	3,661	50,636	16,082
Total Revenues, Net	179,260	40,498	287,484	89,766
Expenses
Compensation and benefits	1,221,565	32,269	1,269,549	64,444
Amortization of intangible assets	21,336	—	21,336	—
General, administrative and other expenses	51,520	15,595	66,380	34,815
Total Expenses	1,294,421	47,864	1,357,265	99,259
Other Income (Loss)
Net losses on retirement of debt	(16,145)	—	(16,145)	—
Interest expense	(5,817)	(5,986)	(11,675)	(11,880)
Change in TRA liability	(1,146)	—	(1,146)	—
Change in warrant liability	(15,300)	—	(15,300)	—
Change in Earnout Securities liability	(462,970)	—	(462,970)	—
Total Other Income (Loss)	(501,378)	(5,986)	(507,236)	(11,880)
Income (Loss) Before Income Taxes	(1,616,539)	(13,352)	(1,577,017)	(21,373)
Income tax expense (benefit)	(29,199)	(47)	(29,011)	(93)
Consolidated and Combined Net Income (Loss)	(1,587,340)	(13,305)	(1,548,006)	(21,280)
Net (income) loss attributable to noncontrolling interests	1,224,996	862	1,225,076	1,777
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(362,344)	$(12,443)	$(322,930)	$(19,503)

			May 19, 2021 through June 30, 2021

Net Loss Attributable to Class A Shares			$(397,189)

Net Loss per Class A Share
Basic			$(1.21)
Diluted			$(1.23)
Weighted-Average Class A Shares(1)
Basic			329,055,258
Diluted			1,252,092,338

(1)Includes 9,050,000 fully vested RSUs that do not participate in dividends until settled. See Note 13.

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Members’ Deficit Prior to the Business Combination
Beginning balance	$(477,398)	$(379,741)	$(507,687)	$(352,756)
Distributions	(94,018)	(4,400)	(103,143)	(24,325)
Comprehensive income (loss) prior to the Business Combination Date	34,845	(12,443)	74,259	(19,503)
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	536,571	—	536,571	—
Ending Balance	$—	$(396,584)	$—	$(396,584)

Class A Shares Par Value
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	32	—	32	—
Ending Balance	$32	$—	$32	$—

Class C Shares Par Value
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	63	—	63	—
Ending Balance	$63	$—	$63	$—

Class D Shares Par Value
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	29	—	29	—
Ending Balance	$29	$—	$29	$—

Class E Shares Par Value
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	1	—	1	—
Ending Balance	$1	$—	$1	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Additional Paid-in Capital
Beginning balance	$—	$—	$—	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	(138,133)	—	(138,133)	—
Cash proceeds from the Business Combination	1,738,478	—	1,738,478	—
Offering costs related to the Business Combination	(126,309)	—	(126,309)	—
Allocation of cash proceeds to warrant liability	(25,128)	—	(25,128)	—
Allocation of cash proceeds to Earnout Securities liability for Class E Shares issued in connection with the Business Combination	(83,949)	—	(83,949)	—
Deferred taxes and TRA liability recognized in the Business Combination (excluding Dyal Acquisition)	145,163	—	145,163	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	(325,222)	—	(325,222)	—
Equity-based compensation	311,926	—	311,926	—
Ending Balance	$1,496,826	$—	$1,496,826	$—

Accumulated Deficit
Beginning balance	$—	$—	$—	$—
Comprehensive loss following the Business Combination Date	(397,189)	—	(397,189)	—
Ending Balance	$(397,189)	$—	$(397,189)	$—
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,099,762	$—	$1,099,762	$—

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$9,100	$3,036	$6,526	$2,259
Transfer of predecessor Owl Rock member’ deficit to additional paid-in capital and noncontrolling interests	(398,438)	—	(398,438)	—
Common Units issued as consideration related to the Dyal Acquisition	4,285,359	—	4,285,359	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	(491,956)	—	(491,956)	—
Allocation to Earnout Securities liability for Seller Earnout Units issued in connection with the Business Combination	(160,540)	—	(160,540)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	325,222	—	325,222	—
Contributions	4,517	2,734	7,171	4,602
Distributions	(1,479)	—	(1,479)	(176)
Equity-based compensation	937,196	—	937,196	—
Comprehensive income (loss)	(1,224,996)	(862)	(1,225,076)	(1,777)
Ending Balance	$3,283,985	$4,908	$3,283,985	$4,908
Total Shareholders' Equity	$4,383,747	$4,908	$4,383,747	$4,908

Cash Dividends Paid per Class A Share	$—	$—	$—	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of Class A Shares
Beginning balance	—	—	—	—
Impact of the Business Combination	320,005,258	—	320,005,258	—
Ending Balance	320,005,258	—	320,005,258	—

Number of Class C Shares
Beginning balance	—	—	—	—
Impact of the Business Combination	628,380,707	—	628,380,707	—
Ending Balance	628,380,707	—	628,380,707	—

Number of Class D Shares
Beginning balance	—	—	—	—
Impact of the Business Combination	294,656,373	—	294,656,373	—
Ending Balance	294,656,373	—	294,656,373	—

Number of Class E Shares
Beginning balance	—	—	—	—
Impact of the Business Combination	14,990,864	—	14,990,864	—
Ending Balance	14,990,864	—	14,990,864	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Consolidated and combined net income (loss)	$(1,548,006)	$(21,280)
Adjustments to reconcile consolidated and combined net income (loss) to net cash from operating activities:
Amortization of intangible assets	21,336	—
Equity-based compensation	1,158,597	—
Depreciation and amortization of fixed assets	265	459
Amortization of debt discounts and deferred financing costs	560	348
Non-cash lease expense	(117)	—
Net losses on retirement of debt	16,145	—
Change in TRA liability	1,146	—
Change in warrant liability	15,300	—
Change in Earnout Securities liability	462,970	—
Deferred income taxes	(29,183)	—
Changes in operating assets and liabilities:
Due from related parties	(41,387)	2,769
Other assets, net	(5,025)	306
Accrued compensation	6,713	202
Accounts payable, accrued expenses and other liabilities	(40,994)	(6,667)
Net Cash Provided by (Used in) Operating Activities	18,320	(23,863)
Cash Flows from Investing Activities
Purchase of fixed assets	(533)	(42)
Purchase of investments	(3,450)	—
Cash consideration paid for Dyal Capital, net of cash consideration received	(973,457)	—
Net Cash Provided by (Used in) Investing Activities	(977,440)	(42)
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	1,738,603	—
Offering costs related to the Business Combination	(126,309)	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	(491,956)	—
Proceeds from debt obligations	896,008	102,275
Debt issuance costs	(9,663)	(300)
Repayments of debt obligations, including prepayment costs	(577,713)	(58,765)
Distributions to members prior to the Business Combination	(51,140)	(24,325)
Contributions from noncontrolling interests	7,171	4,391
Distributions to noncontrolling interests	(1,478)	(176)
Net Cash Provided by (Used in) Financing Activities	1,383,523	23,100
Net Increase (Decrease) in Cash and Cash-equivalents	424,403	(805)
Cash and cash-equivalents, beginning of period	11,630	7,343
Cash and Cash-equivalents, End of Period	$436,033	$6,538
Supplemental Information
Cash paid for interest	$13,667	$11,559
Cash paid for income taxes	$470	$142
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

1. ORGANIZATION
Blue Owl Capital Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Blue Owl”), is a leading alternative asset management firm that provides investors access to asset management capital solutions through its Direct Lending and GP Capital Solutions products. The Company’s breadth of offerings and permanent capital base enables it to offer a differentiated, holistic platform of capital solutions to both middle market companies and large alternative asset managers. The Company provides these solutions through permanent capital vehicles, and long-dated private funds, which underly a high degree of earnings stability and predictability of the Company’s business.
The Registrant was initially incorporated in the Cayman Islands as Altimar Acquisition Corporation (“ALT”), a special purpose acquisition company. Pursuant to the Business Combination Agreement dated December 23, 2020, as amended, modified, supplemented or waived from time to time, (the “Business Combination Agreement”), on May 19, 2021 (“Business Combination Date”) (i) ALT was redomiciled as a Delaware corporation and changed its name to Blue Owl Capital Inc., (ii) ALT merged with Owl Rock (as defined below) and (iii) the Company acquired Dyal Capital Partners (“Dyal Capital”), a former division of Neuberger Berman Group LLC (the “Dyal Acquisition”) (collectively, the “Business Combination”). As further discussed in Note 2, for both the ALT merger and the Dyal Acquisition, Owl Rock was deemed to be the acquirer for accounting purposes. Therefore, the predecessor to Blue Owl is “Owl Rock,” a combined carve-out of Owl Rock Capital Group LLC and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Securities”).
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s fee-paying assets under management. The Company generates substantially all of its revenues in the United States. The Company operates through one operating and reportable segment. This single reportable segment reflects how the chief operating decision makers allocate resources and assess performance under the Company’s “one-firm approach,” which includes operating collaboratively across product lines, with predominantly a single expense pool.
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Capital Holdings”) and Blue Owl Capital Carry LP (“Blue Owl Carry”). Blue Owl Holdings and Blue Owl Carry are referred to, collectively, as the “Blue Owl Operating Partnerships,” and collectively with their consolidated subsidiaries, as the “Blue Owl Operating Group.” The Registrant holds its interests in the Blue Owl Operating Group indirectly through Blue Owl Capital GP LLC (“Blue Owl GP”), a wholly owned subsidiary of the Registrant.
Capital Structure
The Registrant has the following share classes and other instruments outstanding:
•Class A Shares—Shares of Class A common stock that are publicly traded and entitle the holders to one vote per share on all matters submitted to a vote of shareholders. The Class A Shareholders are entitled to distributions declared on the Class A Shares by the Registrant’s board of directors (the “Board”).
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to a number of votes per share that when combined with Class D Shares, equal 90% of the total voting power of all shares. The Class B Shareholders are entitled to distributions declared on the Class B Shares by the Board. There were no Class B Shares issued and outstanding as of June 30, 2021. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
•Class C Shares—Shares of Class C common stock that are not publicly traded. Class C Shareholders are entitled to one vote per share on matters submitted to a vote of shareholders. The Class C Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate directly in the economics of the Blue Owl Operating Group through their Common Units holdings. For every Common Unit held by non-Principals, one Class C Share is issued to such holder to grant them a corresponding voting interest in the Registrant.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
•Class D Shares—Shares of Class D common stock that are not publicly traded. Class D Shareholders are entitled to a number of votes per share that when combined with Class B Shares, equal 90% of the total voting power of all shares. The Class D Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate directly in the economics of the Blue Owl Operating Group through their Common Units holdings. For every Common Unit held by Principals, one Class D Share is issued to such holder to grant them a corresponding voting interest in the Registrant.
•Class E Shares—Shares of Class E common stock that are not publicly traded. Class E Shareholders are not entitled to a vote. Class E Shares accrue distributions equal to amounts declared per Class A Share; however, such distributions are paid if and when Triggering Events (defined below) have been met. Class E Shares and Seller Earnout Units (defined below) are collectively referred to as “Earnout Securities.”
There are two series of Class E Shares: Series E-1 and Series E-2. Series E-1 and E-2 vest upon a “Triggering Event,” which occurs upon the earlier of (i) the volume weighted-average price of Class A Share equals or exceeds $12.50 or $15.00 per share, respectively, for any 20 consecutive trading days; or (ii) the consideration payable per share of Class A Shares or per Blue Owl Operating Group Units (as defined below) in connection with a merger, consolidation, tender offer, exchange offer or business combination or sale of all or substantially all of the Company’s assets equals or exceeds $12.50 or $15.00 per share, respectively. Any Class E Shares that have not vested by the fifth anniversary of the completion of the Business Combination Date will automatically be cancelled.
The Series E-1 Class E Shares had a Triggering Event in July 2021. See Note 14 for additional information.
•RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. All of the RSUs granted as of the date of this report do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 8 for additional information.
•Warrants—In connection with the Business Combination, the Company has issued and outstanding warrants to purchase Class A Shares at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting October 22, 2021. A portion of the outstanding warrants are held by the sponsor of ALT (“Private Placement Warrants”) and the remaining warrants are held by other third-party investors (“Public Warrants”).
Once the warrants become exercisable, the Company may redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s Class A Share price equals or exceeds $18.00 per share, subject to certain conditions and adjustments.
If the Company’s Class A Share price is greater than $10.00 per share but less than $18.00 per share, then the Company may redeem the Public Warrants for $0.10 per warrant, subject to certain conditions and adjustments. Holders may elect to exercise their warrants on a cashless basis.
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of June 30, 2021:

June 30, 2021
Class A Shares	320,005,258
Class C Shares	628,380,707
Class D Shares	294,656,373
Class E Shares
Series E-1	7,495,432
Series E-2	7,495,432
RSUs	9,050,000
Warrants	14,159,381

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Blue Owl Operating Partnerships have the following equity interests outstanding as of June 30, 2021, which interests along with any future interests issued by the Blue Owl Operating Partnerships (unless context requires otherwise) are collectively referred to as “Blue Owl Operating Group Units”:
•GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are equity interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships.
•Common Units—Common Units are limited partner interests held by certain members of management and employees, as well as other third parties in the Blue Owl Operating Partnerships. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares if held by a non-Principal or Class B Shares if held by a Principal. Common Unit exchanges may be settled in cash only at the election of the Company’s Exchange Committee, which is comprised of independent members of the Board, and can only be funded from proceeds of a new permanent equity offering. Common Units held by non-Principals are exchangeable for shares of the Registrant after the six-month anniversary of the Business Combination Date. Common Units held by Principals are exchangeable after the two-year anniversary of the Business Combination Date. References to Common Units refer collectively to a Common Unit in each of the Blue Owl Operating Partnerships. Upon an exchange of Common Units for an equal number of Class A or B Shares, a corresponding number of Class C or D Shares, as applicable, will be cancelled.
•Seller Earnout Units—Seller Earnout Units are interests held in the Blue Owl Operating Partnerships that have the same Triggering Events, forfeiture provisions and distribution restrictions as the Class E Shares. In connection with the Business Combination, recipients of Earnout Securities had the option of selecting either Class E Shares or Seller Earnout Units. For recipients that elected to receive Class E Shares, a corresponding number of Seller Earnout Units are indirectly held by the Registrant. Upon meeting the respective Triggering Events, Seller Earnout Units not held directly or indirectly by the Registrant automatically become Common Units, whereas the Seller Earnout Units held directly or indirectly by the Registrant automatically become GP Units.
The Series E-1 Seller Earnout Units had a Triggering Event in July 2021. See Note 14 for additional information.
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of June 30, 2021:

Units	June 30, 2021
GP Units	320,005,258
Common Units	923,037,080
Seller Earnout Units
Series E-1(1)	49,999,962
Series E-2(2)	49,999,962
(1)Includes 7,495,432 units held indirectly by the Registrant, representing the indirect pro rata economic interests of Class E Shares (Series E-1) in the Blue Owl Operating Group.
(2)Includes 7,495,432 units held indirectly by the Registrant, representing the indirect pro rata economic interests of Class E Shares (Series E-2) in the Blue Owl Operating Group.
Share Repurchase Program
On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of May 19, 2022 and the purchase of all shares available under the repurchase program. As of June 30, 2021, the Company had not repurchased any of its Class A Shares.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s consolidated and combined financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s unaudited, interim, consolidated and combined financial statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated and combined net income (i.e., the Company has no other comprehensive income).
Prior to the Business Combination, Blue Owl’s financial statements were prepared on a consolidated and combined basis. As part of the Business Combination, Securities was contributed to the Blue Owl Operating Group. Following the Business Combination, the financial statements are prepared on a consolidated basis. The consolidated and combined financial statements of Blue Owl should be read in connection with the consolidated and combined financial statements of Owl Rock as of December 31, 2020 included in the Company’s Current Report on Form 8-K, relating to the Business Combination, filed with the SEC on May 21, 2021.
The merger between Owl Rock and ALT was accounted for as a reverse asset acquisition, with no step-up to fair value on any assets or liabilities, and therefore no goodwill or other intangible assets were recorded. The Dyal Acquisition was accounted for using the acquisition method of accounting. The Company recorded the fair value of the net assets acquired as of the Business Combination Date. Operating results for Dyal Capital are included starting from the Business Combination Date. See Note 3 for additional information regarding the Dyal Acquisition.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s liabilities with respect to the TRA (the portion considered contingent consideration), warrants and Earnout Securities, as changes in these fair values have a direct impact on the Company’s consolidated and combined net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”). Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.
Principles of Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Entities that are not VIEs are further evaluated for consolidation under the voting interest model (“VOE”).

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.
Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. Where the Company’s interests in funds are primarily management fees, incentive fees, and insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in such entities.
The Company consolidates all VIEs for which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate any of the products it manages as it does not hold any direct or indirect interests in such entities that could expose the Company to an obligation to absorb losses of an entity or the right to receive benefits from an entity that could potentially be significant to such entities.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively, however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment, including: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties’ equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and therefore would be deemed the primary beneficiary.
Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company will generally not consolidate those VOEs where a single investor or simple majority of third-party investors with equity have the ability to exercise substantive kick-out or participation rights.
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Leases
Right-of-use assets and liabilities related to operating leases are included within operating lease assets and operating lease liabilities, respectively, in the Company’s consolidated and combined statements of financial condition.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, on January 1, 2021 (“ASC 842”). The Company did not restate prior periods and there were no adjustments to retained earnings upon adoption of ASC 842. The Company applied the package of practical expedients permitted under the transition guidance within the new standard, including carrying forward the historical lease classification and not reassessing whether certain costs capitalized under the prior guidance are eligible for capitalization under ASC 842. The adoption of ASC 842 resulted in the recognition of $13.8 million of operating lease assets and $14.4 million of operating lease liabilities, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
The Company determines if an arrangement is a lease at inception. Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Right-of-use lease assets represent the Company’s right to use a leased asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company does not recognize right-of-use lease assets and lease liabilities for leases with an initial term of one year or less.
As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on data for instruments with similar characteristics, including recently issued debt, as well as other factors.
The operating lease assets include any lease payments made and lease incentives. Lease terms include options to extend or terminate when it is reasonably certain that the Company will exercise that option. In addition, the Company separates lease and non-lease components embedded within lease agreements. Lease expense for operating lease payments is recognized on a straight-line basis, which consists of amortization of right-of-use assets and interest accretion on lease liabilities, over the lease term and included within general, administrative and other expenses in the consolidated and combined statements of operations. The Company does not have any material finance leases.
Intangible Assets, Net and Goodwill
The Company recognized certain finite-lived intangible assets and goodwill as a result of the Dyal Acquisition. The Company’s finite-lived intangible assets consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired institutional client relationships and trademarks. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company tests finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The Company evaluates impairment by comparing the estimated fair value attributable to the intangible asset with its carrying amount. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings. No impairments have been recognized to-date on the Company’s acquired intangible assets.
Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment. If, after assessing qualitative factors, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. No impairments have been recognized to-date on the Company’s goodwill.
See Note 3 for additional information.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Fixed Assets
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included within other assets, net in the Company’s consolidated and combined statements of financial condition. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of two to seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Debt Obligations, Net
The Company’s debt obligations, other than revolving credit facilities, are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuance costs are deferred and along with discounts and premiums are amortized to interest expense in the consolidated and combined statements of operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the consolidated and combined statements of operations when the Company prepays borrowings prior to maturity. The Company defers debt issuance costs associated with revolving credit facilities and presents them within other assets, net in the consolidated and combined statements of financial condition, and such amounts are amortized to interest expense in the consolidated and combined statements of operations on a straight-line basis over the life of the related facility.
TRA Liability
The tax receivable agreement (“TRA”) liability represents amounts payable to certain pre-Business Combination equity holders of Owl Rock and Dyal Capital. The portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other income (loss) in the consolidated and combined statements of operations. The remaining portion of the TRA is carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA that is not related to the Dyal Acquisition as a decrease to additional paid-in capital and an increase in TRA liability in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated and combined statements of operations. See Note 11 for additional information.
Warrant Liability
The Company’s warrants are recorded as liabilities carried at fair value, with changes in fair value included within other income (loss) in the Company’s consolidated and combined statements of operations.
The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being considered indexed to the Company’s own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities.
The Public Warrants include a provision that, in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding Class A Shares, all holders of the warrants would be entitled to receive cash for their warrants. Such an event would not constitute a change in control because the Class A Shares do not represent a majority of the Registrant’s voting shares. Accordingly, the Public Warrants are also precluded from being classified within equity and are accounted for as derivative liabilities. This provision also applies to the Private Placement Warrants.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Earnout Securities Liability
Earnout Securities issued in connection with the Dyal Acquisition to the former owners who are not part of the continuing management team are treated as contingent consideration and are not considered indexed to the Company’s equity. Similarly, Earnout Securities issued to certain former owners of Owl Rock are not considered indexed to the Company’s equity. These Earnout Securities are accounted for as a liability carried at fair value, with changes in fair value included within other income (loss) in the Company’s consolidated and combined statements of operations. Once recognized, the contingent earnout liability is not derecognized until the contingency is resolved and the consideration is paid or becomes payable.
Earnout Securities issued to certain employees in connection with the Business Combination were treated as compensation for post-combination employment services and accounted for as equity-based compensation. See Note 8 for additional information on these Earnout Securities.
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units and Seller Earnout Units, which are interests in the Blue Owl Operating Group not held by the Company. Allocations to these interests in the consolidated and combined statements of operations are based on the substantive profit-sharing arrangements in the operating agreements of the Blue Owl Operating Partnerships, and to the extent that such allocations are not provisional in nature, as is the case for the Seller Earnout Units, as any allocations to these interests (other than certain minimum tax distributions) would be subject to reversal in the event the Seller Earnout Units do not achieve a Triggering Event and are canceled. Additionally, certain consolidated subsidiaries of the Blue Owl Operating Group are partially owned by third-party investors. Such interests are also presented as noncontrolling interests.
Revenue Recognition
Revenues consist of management fees and administrative, transaction and other fees. The Company recognizes revenues when such amounts are probable that a significant reversal would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer.
Management Fees, Net
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits continuously over time. Payment terms and fee rates of management fees vary by product but are generally collected on a quarterly basis and are not subject to clawback.
Management fees for the Company’s business development company (“BDC”) products are typically based on a percentage of average fair value of gross assets excluding cash. For certain BDCs, the management fee base may also include uncalled capital commitments. For the Company’s other Direct Lending products, management fees are typically based on gross or net asset value or investment cost, and also may include uncalled capital.
Management fees for the BDCs also include a fee based on the net investment income of the BDCs (“BDC Part I Fees”), which are subject to performance hurdles. Such BDC Part I Fees are classified as management fees in the consolidated and combined statements of operations as they are predictable and recurring in nature, not subject to repayment and cash-settled each quarter.
Management fees for the Company’s GP minority equity investments strategy are generally based on a percentage of capital committed during the investment period, and thereafter generally based on the cost of unrealized investments. For the other GP Capital Solutions strategies, management fees are generally determined based on a percentage of investment cost.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Because management fees, including BDC Part I Fees, are generally cash settled every quarter, the uncertainty underlying these fees are resolved each quarter. As such, on a quarterly basis, a subsequent significant reversal in relation to the cumulative revenue recognized is not probable for the quarter in arrears.
Administrative, Transaction and Other Fees
Administrative, transaction and other fees primarily include fee income, administrative fees and dealer manager revenue.
Fee income is earned for services provided to portfolio companies, which may include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. The fees are generally recognized as income at the point in time when the services rendered are completed, as there is no ongoing performance requirement.
Administrative fees represent expenses incurred by certain professionals of the Company and reimbursed by products managed by the Company. The Company may incur certain costs in connection with satisfying its performance obligations under administrative agreements – including, but not limited to, employee compensation and travel costs – for which it receives reimbursements from the products it manages. The Company reports these expenses within compensation and benefits and general, administrative and other expenses and reports the related reimbursements as revenues within administrative, transaction and other fees (i.e., on a gross basis) in the consolidated and combined statements of operations.
Dealer manager revenue consists of commissions earned for providing distribution services to certain products. Dealer manager revenue is recorded on an accrual basis at the point in time when the services are completed, as there is no ongoing performance requirement.
The Company is also entitled to receive certain incentive income in the form of incentive fees and carried interest from the products that it manages. Incentive income is based on the investment performance generated over time, subject to the achievement of minimum return levels in certain products. Incentive fees from the Company’s BDCs and certain products within GP Capital Solutions are realized at the end of a measurement period, typically annually. Once realized, such incentive fees are no longer subject to reversal.
For certain non-BDC Direct Lending products and substantially all of the GP Capital Solutions products, incentive income is in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s consolidated and combined financial statements. The Company has not recognized any incentive income to-date.
Compensation and Benefits
Cash-Based Compensation
Compensation and benefits consist of salaries, bonuses, commissions, long-term deferral programs, benefits and payroll taxes. Compensation is accrued over the related service period.
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and recognized on a straight-line basis over the service period. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each balance sheet date and through the settlement date to the then current fair value of such award.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Company accounts for forfeitures on equity-based compensation arrangements as they occur. The Company recognizes deferred income tax benefits throughout the service period, based on the grant date fair value. Any tax deduction shortfall or windfall due to the difference between grant date fair value and the ultimate deduction taken for tax purposes is recognized at the time of vesting.
See Note 8 for additional information on the Company’s equity-based compensation plans.
Foreign Currency
The functional currency of the Company’s foreign consolidated subsidiaries is the U.S. dollar, as their operations are considered extensions of U.S. parent operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general, administrative and other expenses.
Income Taxes
Prior to the Business Combination, the Company’s earnings were subject to New York City unincorporated business tax (“UBT”), as well as certain U.S. Federal and foreign taxes. Subsequent to the Business Combination, substantially all of the earnings of the Blue Owl Operating Group remain subject to New York City UBT and additionally, the portion of earnings allocable to the Registrant is subject to corporate tax rates at the Federal and state and local levels. Therefore, the amount of income taxes recorded prior to the Business Combination is not representative of the expenses expected in the future.
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.
Deferred income tax assets and liabilities resulting from temporary differences between the GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted income tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company offsets deferred income tax assets and liabilities for presentation in its consolidated and combined statements of financial condition when such assets and liabilities are within the same taxpayer and related to the same taxing jurisdiction.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the enacted tax law in the applicable tax jurisdiction. A valuation allowance is established when management determines, based on available information, that it is more-likely-than-not that deferred income tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established, as well as the amount of such valuation allowance.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. If the Company were to recognize an uncertain tax position, the Company would accrue interest and penalties related to uncertain tax positions as a component of the income tax provision in the consolidated and combined statements of operations.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
New Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. None of the ASUs that have been issued but not yet adopted are expected to have a material impact on the Company’s consolidated and combined financial statements.
3. DYAL ACQUISITION
The following table provides the consideration calculation in connection with the Dyal Acquisition (dollars in thousands):

Consideration
Equity consideration(1)	$4,285,359
Cash consideration(2)	973,457
Tax receivable agreement(3)	101,645
Earnout Securities(3)	246,788
Total Consideration	$5,607,249

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Due from related parties	$13,442
Intangible assets	2,233,200
Deferred tax asset	29,770
Other assets, net	2,096
Total assets acquired	2,278,508
Liabilities assumed:
Accrued compensation	7,376
Deferred tax liability	170,753
Accounts payable, accrued expenses and other liabilities	41,352
Total liabilities assumed	219,481
Net Identifiable Assets Acquired	$2,059,027
Goodwill(4)	$3,548,222

(1)Represents share consideration issued to the Dyal Capital selling shareholders based on the fair value of the acquired business, reflecting a discount for lack of control.
(2)Includes cash consideration paid to reimburse seller for certain pre-acquisition expenses, net of cash received in the Business Combination.
(3)The TRA and Earnout Securities represent contingent consideration. See Note 9 for additional information on the valuation of these instruments.
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. None of the goodwill balance is expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements, institutional investor relationships and trademarks had a weighted-average amortization period from the date of acquisition of 14.3 years, 10.0 years and 7.0 years, respectively.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Finite Lived Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net (dollars in thousands):

	June 30, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of June 30, 2021
Investment management agreements	$1,859,900	1.4	-	20.0	14.2 years
Institutional investor relationships	306,600			10.0	9.9 years
Trademarks	66,700			7.0	6.9 years
Total Intangible Assets	2,233,200
Less: accumulated amortization	(21,336)
Total Intangible Assets, Net	$2,211,864
At June 30, 2021, future amortization of finite-lived intangible assets is estimated to be (dollars in thousands):

Period	Amortization
July 1, 2021 to December 31, 2021	$93,490
2022	184,699
2023	182,456
2024	182,956
2025	180,106
Thereafter	1,388,157
Total	$2,211,864
Dyal Capital’s results are included in the Company’s consolidated results starting from the Closing Date. For the three and six months ended June 30, 2021, the Company’s consolidated results included $39.9 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Dyal Acquisition to GAAP consolidated net income is not tracked on a standalone basis.
Pro Forma Financial Information
Unaudited pro forma revenues were $220.6 million and $116.9 million for the three months ended June 30, 2021 and 2020, respectively, and $410.9 million and $242.6 million for the six months ended June 30, 2021 and 2020, respectively. Unaudited pro forma net income (loss) allocated to Class A Shareholders was $(360.5) million and $(10.0) million for the three months ended June 30, 2021 and 2020, respectively, and $(358.8) million and $(28.7) million for the six months ended June 30, 2021 and 2020, respectively. This proforma financial information was computed by combining the historical financial information of the predecessor Owl Rock and acquired Dyal Capital businesses as though the Business Combination was consummated on January 1, 2020, assuming a consistent ownership structure, effective tax rate and amortization of the fair value of acquired assets as of the Business Combination Date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of this date.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
4. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company (dollars in thousands):

	June 30, 2021
	Current Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available(1)	Net Carrying Value	Average Interest Rate(2)
2031 Notes	6/10/2031	$700,000	$700,000	$—	$683,338	3.13%
Revolving Credit Facility	4/15/2024	150,000	—	149,102	—	3.47%
Total		$850,000	$700,000	$149,102	$683,338
(1)Amount available is reduced by outstanding letters of credit related to certain leases.
(2)Average interest rate noted above, excludes the impact of deferred financing costs and discounts.

	December 31, 2020
	Current Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available(1)	Net Carrying Value	Average Interest Rate(2)
Revolving Credit Facility #1	2/28/2022	$105,000	$92,895	$10,377	$92,522	4.75%
Revolving Credit Facility #2	8/20/2021	22,000	17,365	4,635	17,303	4.49%
Term Loan	10/25/2029	250,000	250,000	—	246,561	7.86%
Total		$377,000	$360,260	$15,012	$356,386
(1)Amount available is reduced by outstanding letters of credit related to certain leases.
(2)Average interest rate noted above, excludes the impact of deferred financing costs.
2031 Notes
On June 10, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at a rate of 3.125% per annum and mature on June 10, 2031. Interest on the 2031 Notes will be payable semi-annually in arrears on June 10 and December 10 of each year, commencing December 10, 2021.
The 2031 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their respective subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2031 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after March 10, 2031, the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2031 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2031 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
On April 15, 2021, the Company entered into a $150.0 million credit facility (“Revolving Credit Facility”). The maximum capacity under the Revolving Credit Facility may be increased to $200 million through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility matures on April 15, 2024.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Borrowings under the credit facility bear interest at a rate per annum equal to: (i) LIBOR + 2.50% or (ii) an alternate base rate (“ABR”) + 1.50% (subject to an ABR floor of 1.00%). The ABR is the greater of: (a) Prime Rate, (b) NY Fed Bank Rate + 0.50%, and (c) LIBOR + 1.00%. The Company also pays a fee on the unused portion of the credit facility in the amount of (i) 0.25% per annum to the extent utilization is greater than 50% and (ii) 0.375% per annum to the extent utilization is less than 50%. Borrowings under the credit facility are secured by a continuing interest in certain management fees, incentive fees and other fees or distributions.
Revolving Credit Facility #1 and #2
In April 2021, the Company repaid all amounts outstanding under and terminated Revolving Credit Facility #1 and #2 in connection with closing the Revolving Credit Facility.
Term Loan
In June 2021, the Company prepaid the $250.0 million term loan agreement (the “Term Loan”) owed to a product managed by the Company with proceeds from the 2031 Notes. This prepayment resulted in a net loss on the retirement of debt of $15.8 million, which is inclusive of call protection premium and write-off of deferred financing costs.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options (dollars in thousands).

Lease Cost	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$1,312	$2,628
Short term lease cost	49	49
Net Lease Cost	$1,361	$2,677

Supplement Lease Cash Flow Information	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,422	$2,794

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$46,068	$46,068

Lease Term and Discount Rate	June 30, 2021
Weighted-average remaining lease term:
Operating leases	10.7 years

Weighted-average discount rate:
Operating leases	3.07%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2021 to December 31, 2021	$2,713
2022	2,766
2023	8,108
2024	6,000
2025	5,923
Thereafter	43,904
Total Lease Payments	69,414
Imputed interest	(11,410)
Total Lease Liabilities	$58,004
The Company has future operating lease payments of $26.7 million related to leases that have not commenced that were entered into as of June 30, 2021. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the second half of 2022 and continue for 11.4 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Direct Lending Products
Diversified lending	$83,773	$23,577	$160,251	$48,476
Technology lending	16,727	10,212	30,584	19,379
First lien lending	3,817	3,048	7,632	5,829
Opportunistic lending	741	—	1,304	—
Management Fees, Net	105,058	36,837	199,771	73,684
Administrative, transaction and other fees	34,335	3,661	47,846	16,082
Total GAAP Revenues - Direct Lending Products	139,393	40,498	247,617	89,766

GP Capital Solutions Products
GP minority equity investments	36,341	—	36,341	—
GP debt financing	736	—	736	—
Management Fees, Net	37,077	—	37,077	—
Administrative, transaction and other fees	2,790	—	2,790	—
Total GAAP Revenues - GP Capital Solutions Products	39,867	—	39,867	—
Total GAAP Revenues	$179,260	$40,498	$287,484	$89,766
The table below presents the beginning and ending balances of the Company’s management fees and administrative, transaction and other fees receivable and unearned management fees. Substantially all of these amounts receivable are generally collected during the following quarter. A liability for unearned management fees is generally recognized when management fees are paid to the Company in advance. The entire change in unearned management fees shown below relates to amounts recognized as revenues in the current year period. Management fees receivable and administrative, transaction and other fees receivable are included within due from related parties and unearned management fees are included within accounts payable, accrued expenses and other liabilities in the Company’s consolidated and combined statements of financial condition.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Management Fees Receivable
Beginning balance	$78,586	$32,473
Ending balance	$113,104	$33,859

Administrative, Transaction and Other Fees Receivable
Beginning balance	$9,876	$8,667
Ending balance	$13,334	$5,257

Unearned Management Fees
Beginning balance	$11,846	$—
Ending balance	$11,087	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
7. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2021	December 31, 2020
Fixed assets, net:
Leasehold improvements	$2,133	$2,133
Furniture and fixtures	1,872	1,612
Computer equipment	783	730
Computer software	775	556
Accumulated depreciation and amortization	(1,940)	(1,675)
Fixed assets, net	3,623	3,356
Prepaid assets	7,072	874
Investments (includes $2,617 and $5 of investments in the Company’s products)	7,994	2,678
Deferred Business Combination-related expenses	—	8,255
Other	10,231	1,306
Total Other Assets, Net	$28,920	$16,469
8. EQUITY-BASED COMPENSATION
The Company may from time-to-time grant equity-based compensation awards in the form of RSUs and Blue Owl Operating Group Units, to its management, employees and the independent members of the Board under the terms of the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 92,180,522 remain available as of June 30, 2021. To the extent that an award expires or is canceled, forfeited, terminated, surrendered or exchanged, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
In addition, the Company granted Common Units and Seller Earnout Units in connection with the Business Combination, which grants were not made under the 2021 Equity Incentive Plan. A portion of these Common Units and Seller Earnout Units were considered equity-based compensation grants and a portion were considered consideration related to the Dyal Acquisition. The portion considered equity-based compensation is included in the disclosures below.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The table below presents information regarding equity-based compensation expense included within compensation and benefits in the Company’s consolidated and combined statements of operations. As of June 30, 2021, no RSUs have been settled in cash or Class A Shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Common Units	$1,121,139	$—	$1,121,139	$—
Seller Earnout Units	37,458	—	37,458	—
Equity-Based Compensation Expense	$1,158,597	$—	$1,158,597	$—
Corresponding tax benefit	$—	$—	$—	$—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the six months ended June 30, 2021. Common Units and Seller Earnout Units recorded as consideration related to the Dyal Acquisition are not included in these tables, as such units are not accounted for as equity-based compensation expense.

	Common Units		Seller Earnout Units		Equity-Classified RSUs
	Unvested	Weighted-Average Grant Date Fair Value Per Unit	Unvested	Weighted-Average Grant Date Fair Value Per Unit	Unvested	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2020	—	$—	—	$—	—	$—
Granted	132,808,673	9.00	11,608,004	5.43	9,050,000	10.00
Vested	(132,808,673)	9.00	—	—	(9,050,000)	10.00
June 30, 2021	—	$—	11,608,004	$5.43	—	$—
Common Units
Prior to the Business Combination, certain members of Dyal Capital were entitled to receive rights to distributions of certain future profits (the “Profit Interest Units”) that were subject to certain forfeiture conditions that would have lapsed in four equal annual installments beginning on November 3, 2027. In connection with the Business Combination, the forfeiture conditions of the Profit Interest Units were modified to eliminate any future service requirements. The Profit Interest Units were replaced with Common Units on the Business Combination Date. The Company recognized a one-time non-cash equity-based compensation expense of $1.1 billion related to the replacement award, which represents the fair value under GAAP of the replacement awards (excluding the portion attributable to the Profit Interest Units prior to the Business Combination, which was included as equity consideration in Note 3). The fair value of the Common Units replacement award for GAAP purposes was determined based on the share price of the Company on the transaction date with the application of a 10% discount for lack of marketability calculated using an option pricing model with the following assumptions: volatility of 20% and a risk-free rate of 0.9%.
Seller Earnout Units
In connection with the Business Combination, the Company granted Seller Earnout Units to certain pre-Business Combination owners that are also ongoing members of management, which grants were accounted for as equity-based compensation. Half of the Seller Earnout Units presented in the table above relate to Series E-1 and half relate to the Series E-2. A portion of the Seller Earnout Units were immediately vested upon grant on the Business Combination Date. As of June 30, 2021, there was $25.6 million remaining of unrecognized compensation expense related to the Seller Earnout Units, with a remaining weighted average amortization period of 3.2 years. As of June 30, 2021, the Triggering Events had not yet been met with respect to the Series E-1 or Series E-2, and therefore all of such units are presented as unvested in the table above. In July 2021, a Triggering Event occurred with respect to the Series E-1 units. See Note 14 for additional information. The fair value of the Seller Earnout Units was determined using the Monte Carlo simulation valuation model, with the following assumptions: volatility of 22%, risk-free rate of 0.9%, discount for lack of marketability of 12% and expected holding period of approximately 3 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
RSUs
On September 15, 2020, the Company issued an award that was based on the fair value of Owl Rock and that was fully vested upon issuance. The original terms of the award required cash settlement at a future date and was, therefore, classified as a liability that was remeasured to its settlement value at each reporting period. The Company recorded compensation expense of $90.5 million in 2020 related to the award. Prior to and contingent on the close of the Business Combination, the Company modified this award to be settled in 9,050,000 RSUs that were immediately vested but would be settled in Class A Shares in future years. The modification did not result in any incremental compensation expense, as the value immediately prior to modification was greater than the value immediately following the modification. Accordingly, the Company reclassified the existing liability of $90.5 million to equity on the Business Combination Date.
9. FAIR VALUE DISCLOSURES
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company and the products it manages hold a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgement and estimation go into the assumptions that drive the fair value of these assets and liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, prices from third parties (including independent pricing services and relevant broker quotes), models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable. Due to the inherent uncertainty of valuations of assets and liabilities that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.
GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the financial assets and liabilities. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.
Financial assets and liabilities measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:
•Level I – Quoted prices that are available in active markets for identical financial assets or liabilities as of the reporting date.
•Level II – Valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. These financial assets and liabilities exhibit higher levels of liquid market observability as compared to Level III financial assets and liabilities.
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial asset or liability. The inputs into the determination of fair value of financial assets and liabilities in this category may require significant management judgment or estimation. The fair value of these financial assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable (e.g., cash flows, implied yields).
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial asset or liability when the fair value is based on unobservable inputs.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s liabilities measured at fair value on a recurring basis:

	June 30, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Liabilities, at Fair Value
TRA liability	$—	$—	$102,791	$102,791
Warrant liability	25,829	—	14,600	40,429
Earnout Securities liability	—	—	954,247	954,247
Total Liabilities, at Fair Value	$25,829	$—	$1,071,638	$1,097,467
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s liabilities carried at fair value on a recurring basis are included within other income (loss) in the consolidated and combined statements of operations. There were no transfers in or out of Level III during the periods presented. The following table sets for a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Securities Liability	Total
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	101,645	9,131	491,277	602,053
Unrealized (gains) losses	1,146	5,469	462,970	469,585
Ending Balance	$102,791	$14,600	$954,247	$1,071,638
Net change in unrealized (gains) losses held as of the reporting date	$1,146	$5,469	$462,970	$469,585
The following table sets forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Securities Liability	Total
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	101,645	9,131	491,277	602,053
Unrealized (gains) losses	1,146	5,469	462,970	469,585
Ending Balance	$102,791	$14,600	$954,247	$1,071,638
Net change in unrealized (gains) losses held as of the reporting date	$1,146	$5,469	$462,970	$469,585
Valuation Methodologies
TRA Liability
The TRA related to the Dyal Acquisition is considered contingent consideration and is measured at fair value based on discounted future cash flows. The remaining TRA liability is not measured at fair value, as it was not part of the Dyal Acquisition, and therefore was not contingent consideration.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Warrant Liability
The Public Warrants are traded on the NYSE and are stated at the last reported sales price as of each balance sheet date. These warrants are actively traded, and valuation adjustments are not applied, and therefore are classified as Level I.
The Company uses a Monte Carlo simulation model to value the Private Placement Warrants. The Company estimates the volatility of its Class A Shares based on the volatility implied by the Public Warrants. The risk-free interest rate is based on U.S. Treasuries for a maturity similar to the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term.
Earnout Securities Liability
In connection with the Business Combination, the Company recognized a liability for a certain portion of the Earnout Securities issued (the remaining Earnout Securities were accounted for as equity-classified equity-based compensation). The fair value of the Earnout Securities liability is determined by using a Monte Carlo simulation model to forecast the future price of Class A Shares. The Company estimates the volatility of its Class A Shares based on the volatility implied by the Public Warrants and a review of historical volatility for similar publicly traded companies over a horizon that matches the expected remaining life of the Earnout Securities. The risk-free interest rate is based on U.S. Treasuries for a maturity similar to the expected remaining life of the Earnout Securities. The expected remaining life of the Earnout Securities is assumed to be the equivalent to their remaining contractual term.
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2021:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input	Impact to Valuation from an Increase in Input
(dollars in thousands)
TRA liability	$102,791	Discounted cash flow	Discount rate	11%	Decrease
Warrant liability	14,600	Monte Carlo simulation	Volatility	18%	Increase
			Risk-free rate	1%	Increase
Earnout Securities liability	954,247	Monte Carlo simulation	Volatility	23%	Increase
			Risk-free rate	1%	Increase
			Discount for lack of marketability	10%	Decrease
Total Liabilities, at Fair Value	$1,071,638
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s debt obligations, which are not carried at fair value, approximated fair value as of June 30, 2021. The fair value measurements for the Company’s debt obligations are categorized as Level I within the fair value hierarchy.
10. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Business Combination, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available; however, the impact of the Business Combination cannot be finally determined until the Company’s 2021 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns, and the impact of the Business Combination may differ, possibly materially, from the current estimates described herein.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Blue Owl Operating Partnerships, and prior to the Business Combination, Owl Rock, are partnerships for U.S. Federal income tax purposes subject to the New York City UBT. Effective upon the consummation of the Business Combination, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States. Further, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected in the future.
The Company had an effective tax rate of 1.8% and 0.4% for the three months ended June 30, 2021 and 2020, respectively, and 1.8% and 0.4% for the six months ended June 30, 2021 and 2020, respectively. The three and six months ended June 30, 2021 effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes. Prior to the Business Combination, the Company was not subject to corporate-level income taxes.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and may recognize or adjust any valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2021, the Company has not recorded any valuation allowances. As of and prior to June 30, 2021, the Company has not recognized any liability for uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2017.
As a result of the Business Combination, the Registrant recognized a deferred tax asset in the amount of $363.6 million to account primarily for the difference between the Company’s book and tax basis in its investment in the Blue Owl Operating Partnerships, as well as a portion related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. Net deferred tax assets of $504.6 million related to the purchase of partnership interests from and future TRA payments to the pre-Business Combination owners of Owl Rock and was recorded through additional paid-in capital. Net deferred tax liabilities of $141.0 million related to the purchase of partnership interests from and future TRA payments to the pre-Business Combination owners of Dyal Capital, and therefore were recorded as part of the net identifiable assets recognized as part of the Dyal Acquisition. The deferred tax assets will be recovered as the basis is amortized. Concurrent with the Business Combination and recording of these deferred tax assets, the Company recorded a TRA liability, net of fair value adjustments, of $461.0 million, of which $359.4 million and $101.6 million related to pre-Business Combination owners of Owl Rock (additional paid-in capital) and Dyal Capital (contingent consideration related to the Dyal Acquisition), respectively.
11. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis of the assets of the Blue Owl Operating Group related to the Business Combination and any subsequent exchanges of Blue Owl Operating Group Units for shares of the Registrant or cash.
Payments under the TRA will continue until all such tax benefits have been utilized or expired unless (i) the Company exercises its right to terminate the TRA and paying recipients an amount representing the present value of the remaining payments, (ii) there is a change of control or (iii) the Company breaches any of the material obligations of the TRA, in which case all obligations will generally be accelerated and due as if the Company had exercised its right to terminate the TRA. In each case, if payments are accelerated, such payments will be based on certain assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The estimate of the timing and the amount of future payments under the TRA involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that the Company will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments.
The table below presents management’s estimate as of June 30, 2021, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2021 to December 31, 2021	$—
2022	18,710
2023	33,871
2024	32,089
2025	32,703
Thereafter	470,546
Total Payments	587,919
Less adjustment to fair value for contingent consideration	(125,740)
Total TRA Liability	$462,179
Unfunded Product Commitments
As of June 30, 2021, the Company had unfunded investment commitments to its products of $4.4 million, which is exclusive of commitments that employees and other related parties have to the products.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the consolidated statements of financial condition. As of June 30, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, the Company is involved in legal actions in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition or cash flows.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
12. RELATED PARTY TRANSACTIONS
The majority of the Company’s revenues, including all management fees and administrative fees, are earned from the products it manages, which are considered related parties.
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $6.8 million and $10.3 million during the three and six months ended June 30, 2021, respectively, and $3.0 million and $5.8 million during the three and six months ended June 30, 2020, respectively.
The Company also has arrangements in place with products that it manages, whereby certain costs are initially paid by the Company and subsequently are reimbursed by the products. These amounts are included within due from related parties in the Company’s consolidated and combined statements of financial condition.

(dollars in thousands)	June 30, 2021	December 31, 2020
Management fees	$113,104	$78,586
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	34,423	14,112
Due from Related Parties	$147,527	$92,698
Employee Capital Invested in the Company’s Products
The Company’s executives and other employees have invested in and committed to the Company’s products approximately $1.9 billion and $480.0 million as of June 30, 2021 and December 31, 2020, respectively, and a portion of these investments are not charged fees. The increase from the prior year is a result of the Business Combination due to the addition of related party investments and commitments in the GP Capital Solutions products.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability and cash flow thresholds. In certain cases, the Company is able to recover these expenses once certain profitability and cash flow thresholds are met. The Company recorded expenses related to these arrangements of $0.8 million and $5.8 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $12.4 million for the six months ended June 30, 2021 and 2020, respectively. These expenses, net of recoveries, are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft and Other Services
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expense for aircraft reimbursements of $169 thousand for the three and six months ended June 30, 2021, and $3 thousand and $819 thousand for the three and six months ended June 30, 2020, respectively.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
13. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share attributable to Class A Shareholders is computed by dividing the earnings or loss attributable to Class A Shares by the weighted-average number of shares of Class A Shares outstanding during the period. Class E Shares do not participate in the earnings or losses of the Company until a Triggering Event has occurred, and therefore no earnings per share has been presented for these shares. The Company’s Class C and D Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, earnings per share is not presented for Class C and D Shares.
As of June 30, 2021, the Company had 9,050,000 RSUs that have vested but have not been settled in Class A Shares. These contingently issuable shares have been included in the calculation of basic earnings (loss) per Class A Share, but do not participate in earnings until they are settled in Class A Shares.
Diluted earnings (loss) per Class A Share attributable to common shareholders adjusts basic earnings (loss) per Class A Share for the potentially dilutive impact of RSUs, Seller Earnout Units, Common Units, and warrants. Unvested RSUs and all outstanding warrants are included in dilutive earning per Class A Share using the treasury stock method. Common Units are included using the if-converted method, which takes into account any incremental income tax expense that would have arisen had the Common Units converted into Class A Shares as of the beginning of the period. Seller Earnout Units are included in the denominator in computing dilutive earnings (loss) per Class A Share only when a Triggering Event has occurred, and therefore the contingency has been met. As of June 30, 2020, the Triggering Events on the Seller Earnout Units had not yet occurred.

For the Period from May 19, 2021 to June 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(397,189)	329,055,258	$(1.21)
Effect of dilutive securities:
Common Units	(1,143,082)	923,037,080		—
Warrants	—	—		14,159,381
Earnout Securities	—	—		99,999,924
Diluted	$(1,540,271)	1,252,092,338	$(1.23)
The Company analyzed the calculation of earnings (loss) per share for periods prior to the Business Combination, and determined that it resulted in values that would not be meaningful to the users of the consolidated and combined financial statements, as the Company’s capital structure completely changed as a result of the Business Combination. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
14. SUBSEQUENT EVENTS
Dividend
On August 10, 2021, the Company announced a cash dividend of $0.04 per Class A Share. The dividend is payable on September 8, 2021, to holders of record as of the close of business on August 24, 2021.
Earnout Securities Triggering Event
On July 21, 2021, a Triggering Event occurred with respect to one-half of the Earnout Securities, as the volume weighted average Class A Share price equaled or exceeded $12.50 per share for 20 consecutive trading days ending July 21, 2021. As a result, (i) 7,495,432 Class E Shares were converted into an equal number of Class A Shares, (ii) 7,495,432 Seller Earnout Units were converted into an equal number of GP Units, (iii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iv) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares). In connection with the Triggering Event, the Company will recognize $15.0 million of unrecognized non-cash equity-based compensation expense in the third quarter of 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the unaudited consolidated and combined financial statements and the related notes included in this Quarterly Report. For a description of our business, please see “Business of Blue Owl” in the Current Report on Form 8-K filed on May 21, 2021.
2021 Second Quarter Overview
Business Combination
The second quarter of 2021 was a pivotal moment in the history of our firm. We closed the Business Combination, bringing together two industry-leading investment platforms providing solutions to the alternative asset management industry. For GAAP purposes, Owl Rock comprises our historical results, while Dyal Capital was accounted for as an acquisition, and therefore the operating results of Dyal Capital are included starting on the Business Combination Date. In connection with the acquisition accounting, we brought on at fair value the acquired assets and assumed liabilities of Dyal Capital, including a substantial amount of goodwill and other intangible assets. Please see Note 2 and Note 3 to our consolidated and combined financial statements included in this report for additional information.
2031 Notes Offering
Shortly following the closing of the Business Combination, we completed the offering of $700.0 million of 2031 Notes. We used a portion of the proceeds of the notes to repay our previously outstanding $250.0 million Term Loan and the remaining amount will be used for general corporate purposes.
Overview of our Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(362,344)	$(12,443)	$(322,930)	$(19,503)

Fee-Related Earnings(1)	$98,133	$(6,504)	$144,481	$(7,716)

Distributable Earnings(1)	$85,138	$(12,492)	$125,390	$(19,603)
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Net Loss Attributable to Blue Owl Capital Inc. (“Net Loss”) during the second quarter of 2021 was impacted by significant non-cash equity-based compensation expenses recognized in connection with the Business Combination. This unfavorable change year-over-year was partially offset by higher management fees from our Direct Lending products, as well as the accretive impact of revenues from the GP Capital Solutions products. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management
During the second quarter of 2021, we continued to raise additional capital across both our Direct Lending and GP Capital Solutions products. We finished the quarter with $62.4 billion of AUM, which included $42.8 billion of FPAUM and $8.5 billion of AUM not yet paying fees. As of June 30, 2021, approximately 97% of our management fees were earned on AUM that we refer to as permanent capital. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.

Global capital markets continued to rally in the second quarter of 2021 as investor sentiment was encouraged by global central bank support, improving economic data and optimism surrounding vaccine production and distribution. In the U.S., corporate credit spreads continued to tighten amidst larger gains in the equity markets, economic data showing signs of stabilization and the Federal Reserve’s secondary market corporate bond purchasing support programs.
We believe the sustained low interest rate environment has resulted in increasing demand for yield, and significant tailwinds for direct lending. The search for yield has resulted in growing allocations to alternative assets, as investors seek to meet their return objectives. This rotation into alternatives has helped give rise to and sustain continued growth of the direct lending market. Our Direct Lending products continue to attract investor capital given its position as a higher-yielding product with defensive characteristics that provides an attractive income alternative to traditional liquid fixed income and a lower-risk alternative to private equity.
Similarly, in our GP Capital Solutions products, the rising needs of alternative asset managers, which we refer to as “GPs,” for liquidity and stable capital resulted in the strong growth of GP minority stake investing market. While previously GP minority stake investing was relatively infrequent and driven by opportunistic acquisitions by financial institutions and institutional investors, the years after the global financial crisis of 2007 and 2008 were marked by strong growth in the sector. Over the last several years, GP minority stake investing has rapidly evolved. We believe this growth in activity increased awareness of the strategic benefits that alternative asset managers can derive from partnering with long-term, stable capital providers and highlighted to the investor community the merits of investing in portfolios of GP minority investments. Notably Dyal Fund V has already committed approximately 30% of the capital we expect to raise for this product through four investments, and we just held our first close last November.
We believe that our disciplined investment philosophy across our distinct but complementary products contributes to the stability of our performance throughout market cycles. Our products have a stable base of permanent or long-term capital enabling us to invest in assets with a long-term focus over different points in a market cycle.
Assets Under Management
We present information regarding our AUM, FPAUM and various other related metrics throughout this MD&A to provide context around our fee generating revenues results, as well as indicators of the potential for future earnings from existing and new products. Our calculations of AUM and FPAUM may differ from the calculation methodologies of other asset managers, and as a result these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM includes amounts that are not subject to fees, as further discussed below. AUM amounts presented below are as of June 30, 2021.

Blue Owl AUM: $62.4 billion

Direct Lending Products AUM: $31.2 billion	GP Capital Solutions Products AUM: $31.2 billion

Diversified Lending Commenced 2016 AUM: $19.8 billion	GP Minority Equity Commenced 2010 AUM: $30.0 billion
Technology Lending Commenced 2018 AUM: $6.2 billion	GP Debt Financing Commenced 2019 AUM: $1.0 billion
First Lien Lending Commenced 2018 AUM: $3.2 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $1.9 billion	Co-Investments and Structured Equity Not Yet Launched

Composition of Assets Under Management
Our AUM consists of FPAUM, AUM not yet paying fees, fee exempt AUM and net appreciation in products on which fees are based on commitments or investment cost. AUM not yet paying fees generally relates to unfunded capital commitments (to the extent such commitments are not already subject to fees) and undeployed debt (to the extent we earn fees based on total asset values, inclusive of assets purchased using debt) that will generally begin earning fees once these amounts are invested in the underlying products. Fee exempt AUM represents certain investments by us, our employees, other related parties and third parties, as well as certain co-investment vehicles on which we do not earn fees.

As of June 30, 2021

10%
8%
14%
68%
FPAUM
AUM Not Yet Paying Fees
Fee Exempt
Net Appreciation

Permanency and Duration of Assets Under Management
Our capital base is heavily weighted toward permanent capital. We use the term “permanent capital” to refer to AUM in our products that do not have ordinary redemption provisions or a requirement to exit investments and return the proceeds to investors after a prescribed period of time. Some of these products, however, may be required, or elect, to return all or a portion of capital gains and investment income. Permanent capital includes certain products that are subject to management fee step downs and/or roll-offs over time. Substantially all of our remaining AUM is in what we refer to as “long-dated funds.” These are funds in which the contractual remaining life is five years or more.
We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenues stream. The chart below presents the composition of our management fees by remaining product duration:

Six Months Ended June 30, 2021

3%
97%
Permanent Capital
Long-Dated Funds

Direct Lending Products - AUM
The tables below present roll forwards of the AUM in our Direct Lending products:

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM
Beginning Balance	$17,714	$5,536	$3,147	$1,380	$27,777	$13,155	$3,754	$2,655	$—	$19,564
New capital raised	258	1	—	490	749	589	100	—	—	689
Change in debt	1,763	572	69	(2)	2,402	43	19	(6)	—	56
Distributions	(146)	(21)	(29)	—	(196)	(256)	(10)	(10)	—	(276)
Change in value	203	145	30	46	424	361	66	49	—	476
Ending Balance	$19,792	$6,233	$3,217	$1,914	$31,156	$13,892	$3,929	$2,688	$—	$20,509

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM
Beginning Balance	$17,234	$5,387	$3,014	$1,466	$27,101	$12,490	$3,491	$2,655	$—	$18,636
New capital raised	444	8	—	532	984	752	317	—	—	1,069
Change in debt	2,008	662	194	(133)	2,731	1,079	114	53	—	1,246
Distributions	(293)	(36)	(48)	—	(377)	(408)	(19)	(16)	—	(443)
Change in value	399	212	57	49	717	(21)	26	(4)	—	1
Ending Balance	$19,792	$6,233	$3,217	$1,914	$31,156	$13,892	$3,929	$2,688	$—	$20,509
For the three and six months ended June 30, 2021, our Direct Lending products experienced AUM growth of $3.4 billion and $4.1 billion, or 12.2% and 15.0%, respectively, as we continued to grow assets through a combination of fundraising and new debt facilities, as well as portfolio appreciation.
Direct Lending Products - FPAUM

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM
Beginning Balance	$14,146	$4,696	$2,386	$243	$21,471	$10,668	$3,592	$1,880	$—	$16,140
New capital raised / deployed	1,537	551	145	273	2,506	886	(46)	42	—	882
Distributions	(169)	(26)	(15)	—	(210)	(170)	(16)	—	—	(186)
Change in value	200	145	12	38	395	(383)	66	41	—	(276)
Ending Balance	$15,714	$5,366	$2,528	$554	$24,162	$11,001	$3,596	$1,963	$—	$16,560

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM
Beginning Balance	$13,536	$4,772	$2,392	$162	$20,862	$10,337	$3,228	$1,713	$—	$15,278
New capital raised / deployed	2,073	429	133	353	2,988	1,108	368	273	—	1,749
Distributions	(290)	(49)	(20)	—	(359)	(424)	(27)	—	—	(451)
Change in value	395	214	23	39	671	(20)	27	(23)	—	(16)
Ending Balance	$15,714	$5,366	$2,528	$554	$24,162	$11,001	$3,596	$1,963	$—	$16,560
For the three and six months ended June 30, 2021, we experienced FPAUM growth of $2.7 billion and $3.3 billion, or 12.5% and 15.8%, respectively, as we continued to deploy capital, both from equity raises and from debt facilities. Each of these drivers contributed to our overall growth in management fees, as we earn management fees on the total amount of gross assets for the majority of the FPAUM in our Direct Lending products.

Direct Lending Products - Additional Details
The charts below present as of June 30, 2021 our available capital, which we may also refer to as “dry powder,” and AUM not yet paying fees for our Direct Lending products (dollars in billions).
GP Capital Solutions Products - AUM

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM
Beginning Balance	$29,176	$1,020	$—	$—	$30,196	$22,751	$1,014	$—	$—	$23,765
New capital raised	326	—	155	—	481	149	—	—	—	149
Distributions	(130)	—	—	—	(130)	(586)	—	—	—	(586)
Change in value	663	1	—	—	664	(264)	(4)	—	—	(268)
Ending Balance	$30,035	$1,021	$155	$—	$31,211	$22,050	$1,010	$—	$—	$23,060

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM
Beginning Balance	$25,211	$1,009	$—	$—	$26,220	$21,990	$1,011	$—	$—	$23,001
New capital raised	1,237	—	155	—	1,392	219	—	—	—	219
Distributions	(204)	—	—	—	(204)	(607)	—	—	—	(607)
Change in value	3,791	12	—	—	3,803	448	(1)	—	—	447
Ending Balance	$30,035	$1,021	$155	$—	$31,211	$22,050	$1,010	$—	$—	$23,060
For the three and six months ended June 30, 2021, AUM in our GP Capital Solutions products increased by $1.0 billion and $5.0 billion, or 3.4% and 19.0%, respectively, which was primarily driven by portfolio appreciation, as well as new capital raises in Dyal Fund V.

GP Capital Solutions Products - FPAUM

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM
Beginning Balance	$17,892	$738	$—	$—	$18,630	$17,240	$295	$—	$—	$17,535
New capital raised / deployed	242	30	—	—	272	9	50	—	—	59
Distributions	—	(245)	—	—	(245)	(153)	—	—	—	(153)
Ending Balance	$18,134	$523	$—	$—	$18,657	$17,096	$345	$—	$—	$17,441

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM
Beginning Balance	$17,050	$558	$—	$—	$17,608	$17,251	$295	$—	$—	$17,546
New capital raised / deployed	1,074	209	—	—	1,283	18	50	—	—	68
Distributions	10	(244)	—	—	(234)	(173)	—	—	—	(173)
Ending Balance	$18,134	$523	$—	$—	$18,657	$17,096	$345	$—	$—	$17,441
For the three and six months ended June 30, 2021, FPAUM in our GP Capital Solutions products increased by $27.0 million and $1.0 billion, or 0.1% and 6.0%, respectively. The growth in the year-to-date period was primarily driven by additional commitments in Dyal Fund V.
GP Capital Solutions Products - Additional Details
The charts below present as of June 30, 2021 our available capital and AUM not yet paying fees for our GP Capital Solutions products (dollars in billions):

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of our performance. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns.
Direct Lending Products

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
Owl Rock Capital Corp. (ORCC)	2016	$14,062	$5,983	$5,995	$1,657	$5,843	$7,500	1.32x	1.25x	11.4%	9.0%
Owl Rock Capital Corp. II (ORCC II) (9)	2017	$2,552	$1,390	$1,363	$200	$1,358	$1,558	N/A	1.14x	N/A	7.2%

Technology Lending
Owl Rock Technology Finance Corp. (ORTF)	2018	$6,232	$3,171	$2,142	$169	$2,336	$2,505	1.22x	1.17x	18.1%	13.5%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,784	$986	$813	$61	$853	$914	1.16x	1.13x	11.4%	8.8%
Owl Rock First Lien Fund Unlevered	2019		$175	$144	$4	$147	$151	1.08x	1.05x	5.8%	3.7%
(1)Includes reinvested dividends, if applicable.
(2)Invested capital includes capital calls, reinvested dividends and periodic investor closes, as applicable.
(3)Realized proceeds represent the sum of all cash distributions to investors.
(4)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(5)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is before giving effect to management fees (including BDC Part I Fees) and BDC Part II Fees.
(6)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to fees, as applicable, and all other expenses.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRR reflects returns to fee-paying investors. Gross IRRs are calculated before giving effect to management fees (including BDC Part I Fees) and BDC Part II Fees, as applicable.
(8)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including BDC Part I Fees) and BDC Part II Fees, as applicable, and all other expenses. An individual investor’s IRR may be different to the reported IRR based on the timing of capital transactions.
(9)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including BDC Part I Fees) and BDC Part II Fees, and therefore is not applicable to ORCC II.
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.15x and 1.10x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.7% and 6.9%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.

GP Capital Solutions Products

(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Net MoIC (5)	Net IRR (6)
GP Minority Equity(1)
Dyal I	2011	$846	$1,284	$1,248	$583	$614	$1,197	0.96x	-0.9%
Dyal II	2014	$2,108	$2,153	$1,846	$396	$1,543	$1,939	1.05x	1.7%
Dyal III	2015	$7,946	$5,318	$3,241	$2,344	$3,955	$6,299	1.94x	24.3%
Dyal IV	2018	$10,873	$9,041	$3,094	$1,760	$2,759	$4,519	1.46x	61.7%
Dyal V	2020	$2,943	$2,883	$124	$—	$184	$184	NM	NM
(1)Valuation-related amounts and performance metrics are presented on a quarter lag and are exclusive of investments made by us and the related carried interest vehicles of the respective products.
(2)Invested capital includes capital calls.
(3)Realized proceeds represent the sum of all cash distributions to investors.
(4)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(5)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to fees, as applicable, and all other expenses.
(6)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to fees, as applicable, and all other expenses. An individual investor’s IRR may be different to the reported IRR based on the timing of capital transactions.

GAAP Results of Operations Analysis
As a result of the Dyal Acquisition, prior year amounts are not comparable to current year amounts or expected future trends. Dyal Capital’s results of operations are included from the Business Combination Date.
Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change
Revenues
Management fees, net (includes BDC Part I fees of $36,073 and $2,424)	$142,135	$36,837	$105,298
Administrative, transaction and other fees	37,125	3,661	33,464
Total Revenues, Net	179,260	40,498	138,762
Expenses
Compensation and benefits	1,221,565	32,269	1,189,296
Amortization of intangible assets	21,336	—	21,336
General, administrative and other expenses	51,520	15,595	35,925
Total Expenses	1,294,421	47,864	1,246,557
Other Income (Loss)
Net losses on retirement of debt	(16,145)	—	(16,145)
Interest expense	(5,817)	(5,986)	169
Change in TRA liability	(1,146)	—	(1,146)
Change in warrant liability	(15,300)	—	(15,300)
Change in Earnout Securities liability	(462,970)	—	(462,970)
Total Other Income (Loss)	(501,378)	(5,986)	(495,392)
Income (Loss) Before Income Taxes	(1,616,539)	(13,352)	(1,603,187)
Income tax expense (benefit)	(29,199)	(47)	(29,152)
Consolidated and Combined Net Income (Loss)	(1,587,340)	(13,305)	(1,574,035)
Net (income) loss attributable to noncontrolling interests	1,224,996	862	1,224,134
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(362,344)	$(12,443)	$(349,901)
Revenues, Net
Management Fees. In addition to the increase in management fees resulting from the $37.1 million accretive impact of GP Capital Solutions’ management fees from the Business Combination Date, management fees increased primarily due to the fee waivers in ORCC that expired in October 2020. These waivers totaled $39.9 million (inclusive of $22.6 million of BDC Part I Fees) for the three months ended June 30, 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 6 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $29.3 million increase in fee income earned for services provided to portfolio companies. Also contributing to the year-over-year increase was $2.8 million of fees related to GP Capital Solutions products, which are included from the Business Combination Date.
Expenses
Compensation and Benefits. Compensation and benefits increased due to non-cash equity-based compensation charges totaling $1.2 billion related to Blue Owl Operating Group Units issued in connection with the Business Combination, as discussed further in Note 8 to our consolidated and combined financial statements included in this report. Excluding these Business Combination-related charges, compensation and benefits increased $30.7 million, driven by a 61% growth in headcount from June 30, 2020 to June 30, 2021, which is inclusive of the increase in headcount related to the Dyal Acquisition.

Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition. See Note 3 to our consolidated and combined financial statements included in this report for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily driven by Business Combination-related expenses of $35.2 million that were not eligible to be netted against proceeds for GAAP.
Other Income (Loss)
Net losses on retirement of debt. The net loss on retirement of debt in the current year period was primarily due to a $12.5 million call protection premium paid in connection with the early repayment of our Term Loan. The remaining amount relates to the write-off of unamortized deferred financing costs related to the Term Loan and former revolving credit facilities. See Note 4 to our consolidated and combined financial statements included in this report for additional information.
Interest Expense. Interest expense remained relatively flat as higher interest rate borrowings previously outstanding under the $250.0 million Term Loan and our current and former revolving credit facilities, were replaced by the lower interest rate borrowing under the issuance of the $700.0 million 2031 Notes during the second quarter of 2021.
Change in TRA liability. The change in TRA liability was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration).
Change in warrant liability. The change in warrant liability was driven by the increase in the price of our publicly traded warrants, as such price directly impacts the Public Warrants and is also a significant input to the valuation of our Private Placement Warrants.
Change in Earnout Securities liability. The change in Earnout Securities liability was primarily due to the increase in our Class A Share price, as such input is a material driver of the valuation of the Earnout Securities carried at fair value.
Income Tax Expense (Benefit)
Prior to the Business Combination, our income was generally subject to New York City unincorporated business tax (“UBT”), as the operating entities are partnerships for U.S. Federal income tax purposes. In connection with the Business Combination, the portion of income allocable to the Registrant is also generally subject to corporate tax rates at the Federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 10 to our consolidated and combined financial statements included in this report for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 74% interest in the Blue Owl Operating Group. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant and related to certain interests in consolidated subsidiaries not held by us.

Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change
Revenues
Management fees, net (includes BDC Part I fees of $64,987 and $6,351)	$236,848	$73,684	$163,164
Administrative, transaction and other fees	50,636	16,082	34,554
Total Revenues, Net	287,484	89,766	197,718
Expenses
Compensation and benefits	1,269,549	64,444	1,205,105
Amortization of intangible assets	21,336	—	21,336
General, administrative and other expenses	66,380	34,815	31,565
Total Expenses	1,357,265	99,259	1,258,006
Other Income (Loss)
Net losses on retirement of debt	(16,145)	—	(16,145)
Interest expense	(11,675)	(11,880)	205
Change in TRA liability	(1,146)	—	(1,146)
Change in warrant liability	(15,300)	—	(15,300)
Change in Earnout Securities liability	(462,970)	—	(462,970)
Total Other Income (Loss)	(507,236)	(11,880)	(495,356)
Income (Loss) Before Income Taxes	(1,577,017)	(21,373)	(1,555,644)
Income tax expense (benefit)	(29,011)	(93)	(28,918)
Consolidated and Combined Net Income (Loss)	(1,548,006)	(21,280)	(1,526,726)
Net (income) loss attributable to noncontrolling interests	1,225,076	1,777	1,223,299
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$(322,930)	$(19,503)	$(303,427)
Revenues, Net
Management Fees. In addition to the increase in management fees resulting from the $37.1 million accretive impact of GP Capital Solution’s management fees from the Business Combination Date, management fees increased primarily due to the fee waivers in ORCC that expired in October 2020. These waivers totaled $82.9 million (inclusive of $48.2 million of BDC Part I Fees) for the six months ended June 30, 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 6 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $30.6 million increase in fee income earned for services provided to portfolio companies. Also contributing to the year-over-year increase was $2.8 million of fees related to GP Capital Solutions products, which are included from the Business Combination Date.
Expenses
Compensation and Benefits. Compensation and benefits increased due to non-cash equity-based compensation charges totaling $1.2 billion in connection with Blue Owl Operating Group Units issued in connection with the Business Combination, as discussed further in Note 8 to our consolidated and combined financial statements included in this report. Excluding these Business Combination-related charges, compensation and benefits increased $46.5 million, driven primarily by a 61% growth in headcount from June 30, 2020 to June 30, 2021, which is inclusive of the increase in headcount related to the Dyal Acquisition.
Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition. See Note 3 to our consolidated and combined financial statements included in this report for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increase was primarily due to Business Combination-related expenses of $36.1 million that were not eligible to be netted against proceeds for GAAP. The remaining net decrease was primarily due to lower travel and office-related expenses as a result of the COVID-19 pandemic.

Other Income (Loss)
Net losses on retirement of debt. The net loss on retirement of debt in the current year period was primarily due to a $12.5 million call protection premium paid in connection with the early repayment of our Term Loan. The remaining amount relates to the write-off of unamortized deferred financing costs related to the Term Loan and former revolving credit facilities. See Note 4 to our consolidated and combined financial statements included in this report for additional information.
Interest Expense. Interest expense remained relatively flat as higher interest rate borrowings previously outstanding under the $250.0 million Term Loan and our current and former revolving credit facilities, were replaced by the lower interest rate borrowing under the issuance of the $700.0 million 2031 Notes during the second quarter of 2021.
Change in TRA liability. The change in TRA liability was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration).
Change in warrant liability. The change in warrant liability was driven by the increase in the price of our publicly traded warrants, as such price directly impacts the Public Warrants and is also a significant input to the valuation of our Private Placement Warrants.
Change in Earnout Securities liability. The change in Earnout Securities liability was primarily due to the increase in our Class A Share price, as such input is a material driver of the valuation of the Earnout Securities carried at fair value.
Income Tax Expense (Benefit)
Prior to the Business Combination, our income was generally subject to New York City UBT, as the operating entities are partnerships for U.S. Federal income tax purposes. In connection with the Business Combination, the portion of income allocable to the Registrant is also generally subject to corporate tax rates at the Federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 10 to our consolidated and combined financial statements included in this report for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 74% interest in the Blue Owl Operating Group. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant and related to certain interests in consolidated subsidiaries not held by us.
Non-GAAP Analysis
In addition to presenting our consolidated and combined results in accordance with GAAP, we present certain other financial measures that are not presented in accordance with GAAP. Management uses these measures to assess the performance of our business, and we believe that this information enhances the ability of shareholders to analyze our performance from period to period. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our GAAP results, and such measures should not be considered as indicative of our liquidity. Our non-GAAP measures may not be comparable to other similarly titled measured used by other companies. Please see “—Non-GAAP Reconciliations” for reconciliations of these measures to the most comparable measures prepared in accordance with GAAP.

Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP measure of operating performance used to make operating decisions and assess our operating performance. Fee-Related Earnings excludes certain items that are required for the presentation of our results on a GAAP basis. Management also reviews the components that comprise Fee-Related Earnings (i.e., Adjusted Revenues and Adjusted Expenses) on the same basis used to calculate Fee-Related Earnings, and such components are also non-GAAP measures and have been identified as “Adjusted” in the tables and discussion below. Management believes that by excluding these items, which are described below, Fee-Related Earnings and its components can be useful as supplemental measures to our GAAP results in assessing our operating performance and focusing on whether our recurring revenues, primarily consisting of management fees, are sufficient to cover our recurring operating expenses.
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; amortization of intangible assets; Business Combination-related expenses; changes in TRA, Earnout Securities and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews Adjusted Revenues by reducing GAAP revenues for certain general, administrative and other expenses that primarily relate to expense reimbursements from our products, which are presented gross under GAAP but presented net for our adjusted non-GAAP measures.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings less interest expense and amounts payable for taxes and TRA payments related to the respective period’s earnings. Amounts payable for taxes and the TRA presents the total estimated GAAP provision for current income taxes payable and the current payable under the TRA, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. The GAAP provision for current income taxes payable and the current payable under the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, net losses on retirement of debt, certain Business Combination-related expenses, tax goodwill, etc.). Management believes that Distributable Earnings can be useful as a supplemental measure to our GAAP results in assessing the amount of earnings available for distribution.
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020

Adjusted Revenues	$171,541	$36,939	$275,310	$81,601
Adjusted Expenses	(71,556)	(44,305)	(129,055)	(91,094)
Less: Noncontrolling interests included in Fee-Related Earnings	(1,852)	862	(1,774)	1,777
Fee-Related Earnings	$98,133	$(6,504)	$144,481	$(7,716)
Distributable Earnings	$85,138	$(12,492)	$125,390	$(19,603)
Fee-Related Earnings and Distributable Earnings for both the three and six months ended June 30, 2021, increased year-over-year as a result of the accretive benefit of the Dyal Acquisition, as well as higher revenues from our Direct Lending products as certain fee waivers in ORCC, our largest BDC, expired in the fourth quarter of 2020.

Adjusted Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Direct Lending Products
Diversified lending	$83,773	$23,577	$160,251	$48,476
Technology lending	16,727	10,212	30,584	19,379
First lien lending	3,817	3,048	7,632	5,829
Opportunistic lending	741	—	1,304	—
Management Fees, Net	105,058	36,837	199,771	73,684
Administrative, transaction and other fees	29,406	102	38,462	7,917
Adjusted Revenues - Direct Lending Products	134,464	36,939	238,233	81,601

GP Capital Solutions Products
GP minority equity investments	36,341	—	36,341	—
GP debt financing	736	—	736	—
Management Fees, Net	37,077	—	37,077	—
Administrative, transaction and other fees	—	—	—	—
Adjusted Revenues - GP Capital Solutions Products	37,077	—	37,077	—
Total Adjusted Revenues	$171,541	$36,939	$275,310	$81,601
Adjusted Revenues increased primarily due to higher management fees due to the fee waivers in ORCC, our largest BDC, that expired in October 2020. These waivers totaled $39.9 million (inclusive of $22.6 million of BDC Part I Fees) for the three months ended June 30, 2020, and $82.9 million (inclusive of $48.2 million of BDC Part I Fees) for the six months ended June 30, 2020. Also contributing to the increase were higher administrative, transaction and other fees due to higher fee income earned for services provided to portfolio companies.
Adjusted Revenues also increased due to $37.1 million accretive impact of Dyal Capital’s management fees from the Business Combination Date for both the three and six months ended June 30, 2021. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies.
Adjusted Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020

Adjusted Compensation and Benefits	$56,141	$29,311	$100,681	$58,645
Adjusted General, Administrative and Other Expenses	15,415	14,994	28,374	32,449
Total Adjusted Expenses	$71,556	$44,305	$129,055	$91,094
Adjusted Expenses increased primarily due to higher Adjusted Compensation and Benefits as a result of increased headcount, both in the legacy Owl Rock business, as well as due to an increase related to the Dyal Acquisition. Adjusted General, Administrative and Other Expenses for the year-to-date period were down primarily due to lower travel and office-related expenses as a result of the COVID-19 pandemic.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Income (Loss) Before Income Taxes	$(1,616,539)	$(13,352)	$(1,577,017)	$(21,373)
Less: Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(1,852)	862	(1,774)	1,777
Plus: Equity-based compensation	1,158,597	—	1,158,597	—
Plus: Amortization of intangible assets	21,336	—	21,336	—
Plus: Business Combination-related expenses	35,213	—	36,103	—
Plus: Interest expense	5,817	5,986	11,675	11,880
Less: Net losses on early retirement of debt	16,145	—	16,145	—
Less: Change in TRA liability	1,146	—	1,146	—
Less: Change in warrant liability	15,300	—	15,300	—
Less: Change in Earnout Securities liability	462,970	—	462,970	—
Fee-Related Earnings	98,133	(6,504)	144,481	(7,716)
Less: Interest expense	(5,817)	(5,986)	(11,675)	(11,880)
Less: Taxes and TRA payable	(7,178)	(2)	(7,416)	(7)
Distributable Earnings	85,138	(12,492)	125,390	(19,603)
Plus: Interest expense	5,817	5,986	11,675	11,880
Plus: Taxes and TRA payable	7,178	2	7,416	7
Plus: Fixed assets depreciation and amortization	135	229	265	459
Adjusted EBITDA	$98,268	$(6,275)	$144,746	$(7,257)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Revenues	$179,260	$40,498	$287,484	$89,766
Less: Administrative and other expenses	(7,719)	(3,559)	(12,174)	(8,165)
Adjusted Revenues	$171,541	$36,939	$275,310	$81,601

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Expenses	$1,294,421	$47,864	$1,357,265	$99,259
Less: Administrative and other expenses	(7,719)	(3,559)	(12,174)	(8,165)
Less: Equity-based compensation	(1,158,597)	—	(1,158,597)	—
Less: Amortization of intangible assets	(21,336)	—	(21,336)	—
Less: Business Combination-related expenses	(35,213)	—	(36,103)	—
Adjusted Expenses	$71,556	$44,305	$129,055	$91,094
Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time-to-time we may rely on the use of revolving credit facilities between management fee collection dates, which generally occur on a quarterly basis. We ended the second quarter with $436.0 million of cash and cash equivalents and $149.1 million available under our Revolving Credit Facility (amount available is reduced by outstanding letters of credit related to certain leases). Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.

Over the short and long term, we may use cash and cash equivalents, issue additional debt or equity securities, or may seek other sources of liquidity to:
•Grow our existing investment management business.
•Expand, or acquire, into businesses that are complementary to our existing investment management businesses or other strategic growth initiatives.
•Pay operating expenses, including cash compensation to our employees.
•Repay debt obligations and interest thereon.
•Opportunistically repurchase Class A Shares pursuant to the Share Repurchase Program (as defined below).
•Pay income taxes and amounts due under the TRA.
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units at the Blue Owl Operating Group level.
•Fund investment commitments to existing or future products.
Recent Developments
Business Combination
In connection with the Business Combination, we received $1.7 billion of gross proceeds at closing. These funds were used to pay Business Combination-related expenses and cash consideration in connection with the acquisition of Blue Owl Operating Units from certain former third-party owners of Owl Rock and Dyal Capital. The net remaining cash was retained by us for general corporate purposes.
Debt Obligations
During the second quarter of 2021, we also completed our $700.0 million 2031 Notes offering, which we used to repay the $250.0 million outstanding under our Term Loan, including related fees. The remaining net proceeds from the Business Combination and the 2031 Notes may be used in the future for general corporate purposes. During the quarter, we also repaid existing borrowings under and terminated our previously outstanding revolving credit facilities and entered into the Revolving Credit Facility, which also may be used in the future for general corporate purposes.
LIBOR Transition
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. Our 2031 Notes are fixed rate borrowings, and therefore the LIBOR phase out will not have an impact on this borrowing. The Revolving Credit Facility is subject to LIBOR rates at our option, or alternative rates that are not tied to LIBOR. Certain of our products also hold investments and have borrowings that are tied to LIBOR, and we continue to focus on managing any risk related to those exposures. Our senior management has oversight of these transition efforts. See “Risk Factors—Risks Related to Legal and Regulatory Environment—Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by our funds and could affect our results of operations and financial results” of our Current Report on Form 8-K filed on May 21, 2021 for additional information.
Debt Obligations
As discussed above, our current debt obligations consist of our $700.0 million 2031 Notes. We also have $149.1 million available under our Revolving Credit Facility, which is available for general corporate purposes. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 4 to our consolidated and combined financial statements in this report for additional information regarding our debt obligations.

Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes and TRA payable, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies.
Adjusted EBITDA was $98.3 million and $(6.3) million for the three months ended June 30, 2021 and 2020, respectively, and $144.7 million and $(7.3) million for the six months ended June 30, 2021 and 2020, respectively. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our consolidated and combined financial statements in this report, we may in the future be required to make payments under the TRA. As of June 30, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $462.2 million under the TRA, net of fair value adjustments. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the tax receivable agreement is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units, and not of the Blue Owl Operating Group. We may need to incur debt to finance payments under the TRA to the extent the Blue Owl Operating Group does not distribute cash to Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
The actual increase in tax basis of the Blue Owl Operating Group assets resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount and timing of our income will impact the payments to be made under the TRA. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Blue Owl Operating Partnerships’ assets, payments required under the TRA would be reduced.
•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Blue Owl Operating Partnerships’ assets resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
•The composition of the Blue Owl Operating Group assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the TRA resulting from any future exchanges.
•The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the Blue Owl Operating Group assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the TRA.
•The tax rates in effect at the time any potential tax savings are realized, which would affect the amount of any future payments under the TRA.
Depending upon the outcome of these factors, payments that we may be obligated to make under the TRA in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the TRA, the timing and amounts of any such actual payments are not reasonably ascertainable.

Warrants
We classify the warrants issued in connection with the Business Combination as liabilities in our consolidated and combined statements of financial condition, as in the event of a change in control, warrant holders have the ability to demand cash settlement from us. In addition, we have the option to cash settle outstanding warrants when certain criteria is met, as described in Note 2 to our consolidated and combined financial statements included in this report. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future if needed.
Earnout Securities
We classify certain Earnout Securities as liabilities in our consolidated and combined statements of financial condition, as described in Note 2 to our consolidated and combined financial statements included in this report. The settlement of these liabilities will be in the form of Class A Shares or Common Units upon a Triggering Event and will not require cash settlement.
Dividends and Distributions
We intend to pay to Class A Shareholders (and Class B Shareholders in the future to the extent any are outstanding) a quarterly dividend representing approximately 85% of Distributable Earnings following the end of each quarter. Blue Owl Capital Inc.’s share of Distributable Earnings, subject to adjustment as determined by our Board to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, operating reserves, clawback obligations and dividends to shareholders for any ensuing quarter. As of June 30, 2021, we have not paid any dividends on our Class A or B Shares. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
The Blue Owl Operating Partnerships will make cash distributions (“Tax Distributions”) to the partners of such partnerships, including our wholly owned subsidiary, Blue Owl GP, if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, Tax Distributions will be computed based on our estimate of the taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. Federal, New York State and New York City income tax rates prescribed for an individual or corporate resident in New York City (taking into account certain assumptions set forth in the relevant partnership agreements). Tax Distributions will be made only to the extent distributions from the partnerships for the relevant year were otherwise insufficient to cover the estimated assumed tax liabilities.
Holders of our Class A and B Shares may not always receive distributions or may receive lower distributions on a per share basis at a time when we, indirectly through Blue Owl GP, and holders of our Common Units are receiving distributions on their interests, as distributions to Blue Owl GP may be used to settle tax and TRA liabilities, if any, or other obligations.
Holders of Earnout Securities are not entitled to receive dividends or distributions (except Tax Distributions on Seller Earnout Units) until such Earnout Securities have had a Triggering Event. Upon a Triggering Event occurring, Earnout Securities will be entitled to receive dividends equal to the cumulative dividends or distributions as if the Earnout Securities were participating from the Business Combination date.
Dividends are expected to be treated as qualified dividends under current law to the extent of the Company’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of a shareholder’s basis, and any remaining excess generally treated as gain realized on the sale or other disposition of stock.

Risks to our Liquidity
Our ability to obtain financing provides us with additional sources of liquidity. Any new financing arrangement that we may enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to secure financing on terms that are favorable to us, our business may be adversely impacted. No assurance can be given that we will be able to issue new debt, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all.
Adverse market conditions, including from the COVID-19 pandemic or any other market dislocation event, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products.
Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$18,320	$(23,863)	$42,183
Investing activities	(977,440)	(42)	(977,398)
Financing activities	1,383,523	23,100	1,360,423
Net Change in Cash and Cash Equivalents	$424,403	$(805)	$425,208
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to bonus expense, which are generally paid out during the first quarter of the year following the expense. The cash flows related to Dyal Capital are included starting on the Business Combination Date, and therefore our historical operating cash flows are not representative of our future cash flows.
Net cash flows from operating activities increased from the prior year period due to the inclusion of the Dyal Capital related cash flows, as well as higher management fees from our Direct Lending products. These increases were partially offset by higher 2020 discretionary bonuses, which were paid in the first quarter of 2021, as compared to discretionary bonuses in 2019, which were paid in the first quarter of 2020.
Investing Activities. Cash flows related to investing activities for the first half of 2021 primarily related to the cash consideration paid in connection with the Dyal Acquisition. In the first half of 2020, cash flows related to investing activities were not material.
Financing Activities. Cash flows related to financing activities for the first half of 2021 were primarily driven by cash proceeds from the Business Combination, as well as related cash consideration paid to certain pre-Business Combination Owl Rock owners. Additionally, distributions of pre-Business Combination-related earnings were also made during the first half of 2021, with a final distribution of $52.0 million related to pre-Business Combination-related earnings to be made during the third quarter of 2021 (i.e., not included in the cash flows presented above). Cash flows related to financing activities in the first half of 2021 also included the proceeds from our 2031 Notes, which proceeds were used in part to repay our previously outstanding Term Loan. We also made various borrowings and repayments under our previously outstanding revolving credit facilities.
In the first half of 2020, cash flows related to financing activities included borrowings and repayments under our previously outstanding revolving credit facilities. In addition, distributions related to pre-Business Combination-related earnings was another significant financing cash flow in the prior-year period.

Critical Accounting Estimates
We prepare our consolidated and combined financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated and combined financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including uncertainty in the current economic environment due to the COVID-19 pandemic and other factors. For a summary of our significant accounting policies, see Note 2 to our consolidated and combined financial statements included in this report.
Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our Direct Lending products is the primary input to the calculation for the majority of our management fees. Management fees from our GP Capital Solutions products are generally based on commitments or remaining investment costs basis, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, we incorporate our own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors.
Our products generally value their investments at fair value, as determined in good faith by each product’s respective board of directors or valuation committee, as applicable, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, an investee’s ability to make payments and its earnings, the markets in which the investee operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations are inherently uncertain, the valuations may fluctuate significantly over time due to changes in market conditions. These valuations would, in turn, have corresponding proportionate impacts on the amount management fees that we may earn from certain products on which revenues are based on the fair value of investments.
TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition. The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction.
Earnout Securities Liability and Private Placement Warrants Liability
The fair values of our Earnout Securities liability and Private Placement Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, appropriate risk-free rates, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur. We expect the Earnout Securities to be settled, if at all, in shares of the Registrant or Blue Owl Operating Group Units. The Private Placement Warrants would be settled in cash only at our option, except in the case of a change in control of the Registrant, which we view as not a material risk with these instruments. Accordingly, while increases in these liabilities would negatively impact our GAAP results of operations, we would not expect them to negatively impact our liquidity.

Deferred Tax Assets
As a result of the Business Combination, deferred tax assets comprise one of our largest assets in our consolidated and combined statements of financial condition. Substantially all of our deferred tax assets relate to the goodwill and other intangible assets deductible for tax purposes that arose in connection with the purchase of Blue Owl Operating Group Units with proceeds from the Business Combination, as well as subsequent payments expected to be made under the TRA. In accordance with relevant tax rules, we expect to take substantially all of these goodwill and other intangible deductions over the 15-year period following the Business Combination Date. To the extent we generate insufficient taxable income to take the full deduction in any given year, we will generate a net operating loss (“NOL”) that is available for us to use over an indefinite carryforward period in order to fully realize the deferred tax assets.
When evaluating the realizability of deferred tax assets, all evidence—both positive and negative—is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies. We did not take into account any tax planning strategies when arriving at this conclusion; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating model. If we experience a significant decline in AUM for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax assets and may need to record a valuation allowance. However, given the indefinite carryforward period available for NOLs and the conservative estimates used to prepare the taxable income projections, the sensitivity of our estimates and assumptions are not likely to have a material impact on our conclusion that a valuation allowance is not needed.
Impairment of Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets acquired as part of the Business Combination requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the growth in AUM and FPAUM, general economic conditions, and various other factors that require judgement in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets.
Variable Interest Entities
The determination of whether to consolidate a variable interest entity (“VIE”) under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated and combined statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relevantly insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the six months ended June 30, 2021, or that have been issued but that we have not yet adopted are expected to substantively impact our future trends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Direct Lending products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impacts the management fees we earn in any given period. Management fees from our GP Capital Solutions products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.
Interest Rate Risk
Our 2031 Notes bear interest at fixed rates. Our Revolving Credit Facility bears interest at a variable rate based on LIBOR (or an alternative base rate at our option). Currently, we have no borrowings outstanding under our Revolving Credit Facility, and therefore changes in interest rates would not have a material impact on our interest expense.

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2021 and December 31, 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2021, we completed the Business Combination and the internal controls of Owl Rock became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.
There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
The section entitled “Litigation” in Note 11 to our consolidated and combined financial statements included in this report are incorporated herein by reference.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in our definitive Proxy Statement/Prospectus (the “Proxy”) on Form S-4 filed with the SEC on April 22, 2021, and our Current Report on Form 8-K (the “Super 8-K”) filed with the SEC on May 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Proxy and the Super 8-K. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Business Combination Agreement
In connection with the Business Combination, Blue Owl issued 320,005,258 Class A shares, 628,380,707 Class C shares, 294,656,373 Class D shares, 14,990,864 Class E shares, consisting of 7,495,432 shares of Series E-1 and 7,495,432 shares of Series E-2 to former equity holders of Owl Rock and Dyal Capital pursuant to Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.
Private Placement
In connection with entering into the Business Combination Agreement, ALT, Owl Rock and Neuberger entered into subscription agreements, each dated as of December 23, 2020, with the investors party thereto (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to purchase an aggregate of 150,000,000 Class A shares immediately prior to the Business Combination date at a cash purchase price of $10.00 per share, resulting in aggregate gross proceeds of $1.5 billion. The shares issued to the PIPE Investors were issued pursuant to and in accordance with the exemption from registration under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. All of the PIPE Investors were accredited investors. No underwriting discounts or commissions were paid with respect to such sales.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits

Exhibit Number	Description
2.1†
Business Combination Agreement, dated as of December 23, 2020, as amended from time to time, by and among Altimar, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

Exhibit Number	Description
2.2†
Amendment to Business Combination Agreement, dated as of January 4, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.3†
Second Amendment to Business Combination Agreement, dated as of March 25, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.4†
Third Amendment to Business Combination Agreement, dated as of April 11, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

3.1	Certificate of Domestication of Altimar Acquisition Corporation (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2	Certificate of Incorporation of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.3	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
4.1
Amended and Restated Warrant Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Computershare Trust Company, N.A. and Computershare Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

4.2
Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)

4.3
First Supplemental Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)

4.4	Form of 3.125% Senior Note due 2031 (incorporated by reference to Exhibit 4.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)
10.1
Tax Receivable Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.2
Investor Rights Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto, Altimar Sponsor and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.3
Amended and Restated Limited Liability Company Agreement of Blue Owl Capital GP LLC (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.4	Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.5	Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.6+	Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.7
Exchange Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.7 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.9
Transition Services Agreement, dated as of May 19, 2021, by and between Blue Owl Capital Inc. and Neuberger Berman Group LLC (incorporated by reference to Exhibit 10.9 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of June 30, 2021 and December 31, 2020, (ii) the Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020, (iv) the Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) the Notes to the Consolidated and Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Indicates a management or compensatory plan.
*	File herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer