Form 10-Q
period 2021-09-30
BLUE OWL CAPITAL INC.
filed 2021-11-09
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2021
Class A common stock, par value $0.0001	364,697,135
Class C common stock, par value $0.0001	688,914,013
Class D common stock, par value $0.0001	319,132,127

i

Defined Terms

Assets Under Management or AUM	Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; and (iii) uncalled capital commitments.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”) and Owl Rock Core Income Corp. (“ORCIC”).

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception.

Registrant	Refers to Blue Owl Capital Inc.

Blue Owl, the Company, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Capital Holdings, collectively.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl Capital Holdings	Refers to Blue Owl Capital Holdings LP.

Business Combination	Refers to the transactions contemplated by the Business Combination Agreement, which were completed on May 19, 2021.

Business Combination Agreement or BCA	Refers to the agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC.

Business Combination Date	Refers to May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending and opportunistic lending. Direct Lending products comprise the pre-Business combination Owl Rock business.

Dyal Capital	Refers to the Dyal Capital Partners business, which was acquired from Neuberger Berman Group LLC in connection with the Business Combination.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt, but excluding cash). For our other Direct Lending products, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through three existing and one emerging investment strategies: GP minority equity investments, GP debt financing, professional sports minority investments and co-investments and structured equity. GP Capital Solutions products comprise the pre-Business Combination Dyal Capital business.

NYSE	Refers to the New York Stock Exchange.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (excluding certain assets) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Tax Receivable Agreement, dated as of May 19, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$138,875	$11,630
Investments (includes $292,602 and $— at fair value)	300,649	2,678
Due from related parties	184,349	92,698
Operating lease assets	66,605	—
Strategic Revenue-Share Purchase consideration, net	504,244	—
Deferred tax assets	514,098	800
Intangible assets, net	2,150,473	—
Goodwill	3,563,422	—
Other assets, net	27,434	13,791
Total Assets	$7,450,149	$121,597
Liabilities
Debt obligations, net	$683,557	$356,386
Accrued compensation	173,493	207,957
Operating lease liabilities	67,846	—
Deferred tax liabilities	50,386	—
TRA liability (includes $123,122 and $— at fair value)	482,510	—
Warrant liability, at fair value	67,891	—
Earnout Securities liability, at fair value	661,707	—
Accounts payable, accrued expenses and other liabilities	81,166	58,415
Total Liabilities	2,268,556	622,758
Commitments and Contingencies (Note 11)
Shareholders’ Equity (Deficit)
Members’ deficit prior to the Business Combination	—	(507,687)
Class A Shares, par value $0.0001 per share, 2,500,000,000 and none authorized, 357,201,703 and none issued and outstanding	36	—
Class C Shares, par value $0.0001 per share, 1,500,000,000 and none authorized, 658,647,360 and none issued and outstanding	66	—
Class D Shares, par value $0.0001 per share, 350,000,000 and none authorized, 306,894,250 and none issued and outstanding	31	—
Class E Shares, par value $0.0001 per share, 100,000,000 and none authorized, 7,495,432 and none issued and outstanding	1	—
Additional paid-in capital	1,879,040	—
Accumulated deficit	(463,612)	—
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,415,562	—
Shareholders’ equity attributable to noncontrolling interests	3,766,031	6,526
Total Shareholders’ Equity (Deficit)	5,181,593	(501,161)
Total Liabilities and Shareholders’ Equity (Deficit)	$7,450,149	$121,597
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Management fees, net (includes Part I Fees of $43,659, $2,701, $108,646 and $9,052)	$203,750	$39,146	$440,598	$112,830
Administrative, transaction and other fees	44,125	14,897	94,761	30,979
Total Revenues, Net	247,875	54,043	535,359	143,809
Expenses
Compensation and benefits	96,910	44,214	1,366,459	108,658
Amortization of intangible assets	46,191	—	67,527	—
General, administrative and other expenses	28,438	13,642	94,818	48,457
Total Expenses	171,539	57,856	1,528,804	157,115
Other Loss
Net losses on investments	(145)	—	(145)	—
Net losses on retirement of debt	—	—	(16,145)	—
Interest expense	(6,112)	(6,127)	(17,787)	(18,007)
Change in TRA liability	(4,733)	—	(5,879)	—
Change in warrant liability	(27,462)	—	(42,762)	—
Change in Earnout Securities liability	(293,122)	—	(756,092)	—
Total Other Loss	(331,574)	(6,127)	(838,810)	(18,007)
Loss Before Income Taxes	(255,238)	(9,940)	(1,832,255)	(31,313)
Income tax benefit	(14,391)	(26)	(43,402)	(119)
Consolidated and Combined Net Loss	(240,847)	(9,914)	(1,788,853)	(31,194)
Net loss attributable to noncontrolling interests	187,524	1,292	1,412,600	3,069
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(53,323)	$(8,622)	$(376,253)	$(28,125)

	Three Months Ended September 30, 2021		May 19, 2021 through September 30, 2021

Net Loss Attributable to Class A Shares	$(53,323)		$(450,512)
Net Loss per Class A Share
Basic	$(0.16)		$(1.34)
Diluted	$(0.16)		$(1.36)
Weighted-Average Class A Shares
Basic(1)	338,472,456		335,472,904
Diluted	338,472,456		1,281,179,067

(1)Includes 9,050,000 fully vested RSUs that do not participate in dividends until settled. See Note 13.

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$(396,584)	$(507,687)	$(352,756)
Distributions	—	(500)	(103,143)	(24,825)
Comprehensive income (loss) prior to the Business Combination Date	—	(8,622)	74,259	(28,125)
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	—	—	536,571	—
Ending Balance	$—	$(405,706)	$—	$(405,706)

Class A Shares Par Value
Beginning balance	$32	$—	$—	$—
Impact of the Business Combination	—	—	32	—
Share issuance in connection with Strategic Revenue-Share Purchase	3	—	3	—
Settlement of E-1 Earnout Securities	1	—	1	—
Ending Balance	$36	$—	$36	$—

Class C Shares Par Value
Beginning balance	$63	$—	$—	$—
Impact of the Business Combination	—	—	63	—
Settlement of E-1 Earnout Securities	3	—	3	—
Ending Balance	$66	$—	$66	$—

Class D Shares Par Value
Beginning balance	$29	$—	$—	$—
Impact of the Business Combination	—	—	29	—
Settlement of E-1 Earnout Securities	2	—	2	—
Ending Balance	$31	$—	$31	$—

Class E Shares Par Value
Beginning balance	$1	$—	$—	$—
Impact of the Business Combination	—	—	1	—
Settlement of E-1 Earnout Securities	—	—	—	—
Ending Balance	$1	$—	$1	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Additional Paid-in Capital
Beginning balance	$1,496,826	$—	$—	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	—	(138,133)	—
Cash proceeds from the Business Combination	—	—	1,738,478	—
Offering costs related to the Business Combination	(114)	—	(126,423)	—
Allocation of cash proceeds to warrant liability	—	—	(25,128)	—
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	—	—	(83,949)	—
Deferred taxes and TRA liability recognized in the Business Combination (excluding Dyal Acquisition)	—	—	145,163	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	(325,222)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership and related tax impacts	67,582	—	67,582	—
Equity-based compensation	—	—	311,926	—
Share issuance in connection with Strategic Revenue-Share Purchase and related tax impacts	200,434	—	200,434	—
Settlement of Earnout Securities liability and related tax and TRA impacts	114,312	—	114,312	—
Ending Balance	$1,879,040	$—	$1,879,040	$—

Accumulated Deficit
Beginning balance	$(397,189)	$—	$—	$—
Cash dividends declared on Class A Shares	(13,100)	—	(13,100)	—
Comprehensive loss following the Business Combination Date	(53,323)	—	(450,512)	—
Ending Balance	$(463,612)	$—	$(463,612)	$—
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,415,562	$—	$1,415,562	$—

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,283,985	$4,908	$6,526	$2,259
Transfer of predecessor Owl Rock member’ deficit to additional paid-in capital and noncontrolling interests	—	—	(398,438)	—
Common Units issued as consideration related to the Dyal Acquisition	—	—	4,285,359	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	—	(491,956)	—
Allocation to earnout liability for Seller Earnout Units issued in connection with the Business Combination	—	—	(160,540)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	325,222	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(71,257)	—	(71,257)	—
Contributions	3,566	2,483	10,737	7,085
Distributions	(47,688)	(319)	(49,167)	(495)
Equity-based compensation	15,722	—	952,918	—
Share issuance in connection with Strategic Revenue-Share Purchase	331,903	—	331,903	—
Settlement of Earnout Securities liability	437,324	—	437,324	—
Comprehensive loss	(187,524)	(1,292)	(1,412,600)	(3,069)
Ending Balance	$3,766,031	$5,780	$3,766,031	$5,780
Total Shareholders' Equity	$5,181,593	$5,780	$5,181,593	$5,780

Cash Dividends Paid per Class A Share	$0.04	$—	$0.04	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Number of Class A Shares
Beginning balance	320,005,258	—	—	—
Impact of the Business Combination	—	—	320,005,258	—
Share issuance in connection with Strategic Revenue-Share Purchase	29,701,013	—	29,701,013	—
Settlement of E-1 Earnout Securities	7,495,432	—	7,495,432	—
Ending Balance	357,201,703	—	357,201,703	—

Number of Class C Shares
Beginning balance	628,380,707	—	—	—
Impact of the Business Combination	—	—	628,380,707	—
Settlement of E-1 Earnout Securities	30,266,653	—	30,266,653	—
Ending Balance	658,647,360	—	658,647,360	—

Number of Class D Shares
Beginning balance	294,656,373	—	—	—
Impact of the Business Combination	—	—	294,656,373	—
Settlement of E-1 Earnout Securities	12,237,877	—	12,237,877	—
Ending Balance	306,894,250	—	306,894,250	—

Number of Class E Shares
Beginning balance	14,990,864	—	—	—
Impact of the Business Combination	—	—	14,990,864	—
Settlement of E-1 Earnout Securities	(7,495,432)		(7,495,432)	—
Ending Balance	7,495,432	—	7,495,432	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Consolidated and combined net loss	$(1,788,853)	$(31,194)
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities:
Amortization of intangible assets	67,527	—
Equity-based compensation	1,174,319	12,300
Depreciation and amortization of fixed assets	456	689
Amortization of debt discounts and deferred financing costs	1,125	556
Amortization of investment discounts and premiums	451	—
Non-cash lease expense	625	—
Net losses on retirement of debt	16,145	—
Net (gains) losses on investments, net of dividends	185	—
Change in TRA liability	5,879	—
Change in warrant liability	42,762	—
Change in Earnout Securities liability	756,092	—
Deferred income taxes	(43,793)	—
Changes in operating assets and liabilities:
Due from related parties	(78,209)	(4,292)
Strategic Revenue-Share Purchase consideration	(49,563)	—
Other assets, net	(8,480)	(2,831)
Accrued compensation	48,685	17,612
Accounts payable, accrued expenses and other liabilities	(17,983)	(10,393)
Net Cash Provided by (Used in) Operating Activities	127,370	(17,553)
Cash Flows from Investing Activities
Purchase of fixed assets	(2,043)	(328)
Purchase of investments	(304,221)	—
Proceeds from investment sales and maturities	5,613	—
Cash consideration paid for Dyal Capital, net of cash consideration received	(973,457)	—
Net Cash Used in Investing Activities	(1,274,108)	(328)
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	1,738,603	—
Offering costs related to the Business Combination	(126,423)	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	(491,956)	—
Proceeds from debt obligations	896,008	125,313
Debt issuance costs	(9,862)	(405)
Repayments of debt obligations, including prepayment costs	(577,713)	(88,846)
Contributions from members prior to the Business Combination	—	7,072
Dividends paid on Class A Shares	(13,100)	—
Distributions to members prior to the Business Combination	(103,144)	(25,320)
Contributions from noncontrolling interests	10,737	—
Distributions to noncontrolling interests	(49,167)	—
Net Cash Provided by Financing Activities	1,273,983	17,814
Net Increase (Decrease) in Cash and Cash-equivalents	127,245	(67)
Cash and cash-equivalents, beginning of period	11,630	7,343
Cash and Cash-equivalents, End of Period	$138,875	$7,276
Supplemental Information
Cash paid for interest	$13,822	$13,638
Cash paid for income taxes	$4,355	$—
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
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Capital Holdings”) and Blue Owl Capital Carry LP (“Blue Owl Carry”). Blue Owl Holdings and Blue Owl Carry are referred to, collectively, as the “Blue Owl Operating Partnerships,” and collectively with their consolidated subsidiaries, as the “Blue Owl Operating Group.” The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through Blue Owl Capital GP LLC (“Blue Owl GP”), a wholly owned subsidiary of the Registrant.
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
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to a number of votes per share that when combined with Class D Shares, equal 90% of the total voting power of all shares. The Class B Shareholders are entitled to distributions declared on the Class B Shares by the Board. No Class B Shares have been issued as of September 30, 2021. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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
In connection with the Business Combination, the Company issued two series of Class E Shares: Series E-1 and Series E-2. Series E-1 and E-2 vest upon a “Triggering Event,” which occurs upon the earlier of (i) the volume weighted-average price of Class A Share exceeds $12.50 or $15.00 per share, respectively, for any 20 consecutive trading days; or (ii) the consideration payable per share of Class A Shares or per Blue Owl Operating Group Units (as defined below) in connection with a merger, consolidation, tender offer, exchange offer or business combination or sale of all or substantially all of the Company’s assets exceeds $12.50 or $15.00 per share, respectively. Any Class E Shares that have not vested by the fifth anniversary of the completion of the Business Combination Date will automatically be cancelled.
The Series E-1 Class E Shares had a Triggering Event on July 21, 2021, as the volume weighted average Class A Share price exceeded $12.50 per share for 20 consecutive trading days. As a result, 7,495,432 Class E Shares were converted into an equal number of Class A Shares.
The Series E-2 Class E Shares had a Triggering Event on November 3, 2021. Please see Note 14 for additional details.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of September 30, 2021:

September 30, 2021
Class A Shares	357,201,703
Class C Shares	658,647,360
Class D Shares	306,894,250
Class E Shares - Series E-2	7,495,432
RSUs	9,050,000
Warrants	14,159,381
The Blue Owl Operating Partnerships have the following equity interests outstanding as of September 30, 2021, which interests along with any future interests issued by the Blue Owl Operating Partnerships (unless context requires otherwise) are collectively referred to as “Blue Owl Operating Group Units”:
•GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are equity interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships as well as any Common Units (as defined below) held directly or indirectly by the Registrant.
•Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in the Blue Owl Operating Partnerships. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares if held by a non-Principal or Class B Shares if held by a Principal. Common Unit exchanges may be settled in cash only at the election of the Company’s Exchange Committee, which is comprised of independent members of the Board, and can only be funded from proceeds of a new permanent equity offering. Common Units held by non-Principals are exchangeable for shares of the Registrant after the six-month anniversary of the Business Combination Date. Common Units held by Principals are exchangeable after the two-year anniversary of the Business Combination Date. References to Common Units refer collectively to a Common Unit in each of the Blue Owl Operating Partnerships. Upon an exchange of Common Units for an equal number of Class A or B Shares, a corresponding number of Class C or D Shares, as applicable, will be cancelled.
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
The Series E-1 Seller Earnout Units had a Triggering Event on July 21, 2021. As a result, (i) 7,495,432 Seller Earnout Units underlying an equal number of Series E-1 Class E Shares were converted into an equal number of GP Units, (ii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iii) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares).
The Series E-2 Seller Earnout Units had a Triggering Event on November 3, 2021. Please see Note 14 for additional details.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of September 30, 2021:

Units	September 30, 2021
GP Units	357,201,703
Common Units	965,541,610
Seller Earnout Units - Series E-2(1)	49,999,962
(1)Includes 7,495,432 units held indirectly by the Registrant, representing the indirect pro rata economic interests of Series E-2 Class E Shares in the Blue Owl Operating Group.
Share Repurchase Program
On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of May 19, 2022 and the purchase of all shares available under the repurchase program. As of September 30, 2021, the Company had not repurchased any of its Class A Shares.
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
During the third quarter of 2021, the Company began presenting investments separately on its consolidated and combined statements of financial condition. Prior period amounts have been reclassified to conform to the current period presentation.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the TRA (the portion considered contingent consideration), warrants and Earnout Securities, as changes in these fair values have a direct impact on the Company’s consolidated and combined net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”). Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Investments
Investments are primarily comprised of investments for which the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition. Realized and changes in unrealized gains (losses) on these investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. Investments for which the Company has not elected the fair value option are primarily comprised of equity-method in its products. See Note 9 for additional information.
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
Strategic Revenue-Share Purchase Consideration
On September 20, 2021, the Company entered into three Agreements of Purchase and Sale (the “Strategic Revenue-Share Purchase”), whereby certain fund investors relinquished their rights to receive management fee shares with respect to certain existing and future GP Capital Solutions products. In exchange for the foregoing and additional commitments to certain products, the Registrant issued 29,701,013 Class A Shares with a fair value of $455.0 million and paid cash of $50.2 million (net of previously accrued management fee shares payable) to such fund investors. On October 18, 2021, the Company filed a resale registration statement on Form S-1 to register the 29,701,013 Class A Shares.
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and as such, determined that the consideration paid to the customers represents a reduction of the transaction price and, therefore, a reduction to revenue. Accordingly, the total consideration paid was recorded as an asset in the Company’s consolidated statements of financial condition and is amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. See Note 6 for additional information.
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
TRA Liability
The tax receivable agreement (“TRA”) liability represents amounts payable to certain pre-Business Combination equity holders of Owl Rock and Dyal Capital. A portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other loss in the consolidated and combined statements of operations. The remaining portion of the TRA is carried at a value equal to the expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA that is not related to the Dyal Acquisition as a decrease to additional paid-in capital and an increase in TRA liability in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated and combined statements of operations. See Note 11 for additional information.
Warrant Liability
The Company’s warrants are recorded as liabilities carried at fair value, with changes in fair value included within other loss in the Company’s consolidated and combined statements of operations.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Earnout Securities Liability
Earnout Securities issued in connection with the Dyal Acquisition to the former owners of Dyal who are not part of the continuing management team are treated as contingent consideration and are not considered indexed to the Company’s equity. Similarly, Earnout Securities issued to certain former owners of Owl Rock are not considered indexed to the Company’s equity. These Earnout Securities are accounted for as a liability carried at fair value, with changes in fair value included within other loss in the Company’s consolidated and combined statements of operations. Once recognized, the contingent earnout liability is not derecognized until the contingency is resolved and the consideration is paid or becomes payable.
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
Management fees also include a fee based on the net investment income of the Company’s BDCs and similarly structured products (“Part I Fees”), which are subject to performance hurdles. Such Part I Fees are classified as management fees in the consolidated and combined statements of operations as they are predictable and recurring in nature, not subject to repayment and cash-settled each quarter.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Because management fees, including Part I Fees, are generally cash settled every quarter, the uncertainty underlying these fees are resolved each quarter. As such, on a quarterly basis, a subsequent significant reversal in relation to the cumulative revenue recognized is not probable for the quarter in arrears.
As discussed above, amortization of the Strategic Revenue-Share Purchase consideration is recorded as a reduction of management fees, net in the Company’s consolidated and combined statements of operations.
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
The Company is also entitled to receive certain incentive income in the form of incentive fees and carried interest from the products that it manages. Incentive income is based on the investment performance generated over time, subject to the achievement of minimum return levels in certain products. Incentive fees from the Company’s BDCs and certain products within the GP debt financing strategy are realized at the end of a measurement period, typically quarterly or annually. Once realized, such incentive fees are no longer subject to reversal.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and recognized on a straight-line basis over the service period. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each balance sheet date through the settlement date to the then current fair value of such award.
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
3. DYAL ACQUISITION
The following table provides the consideration calculation in connection with the Dyal Acquisition (dollars in thousands):

Consideration
Equity consideration(1)	$4,285,359
Cash consideration(2)	973,457
Tax receivable agreement(3)	101,645
Earnout Securities(3)	246,788
Total Consideration	$5,607,249

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Due from related parties	$13,442
Intangible assets	2,218,000
Deferred tax asset	29,770
Other assets, net	2,096
Total assets acquired	2,263,308
Liabilities assumed:
Accrued compensation	7,376
Deferred tax liability	170,753
Accounts payable, accrued expenses and other liabilities	41,352
Total liabilities assumed	219,481
Net Identifiable Assets Acquired	$2,043,827
Goodwill(4)	$3,563,422

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
During the third quarter of 2021, goodwill was adjusted due to a corresponding change in the institutional investor relationship intangible assets. The acquired investment management agreements, institutional investor relationships and

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
trademarks had a weighted-average amortization period from the date of acquisition of 14.3 years, 10.0 years and 7.0 years, respectively.
Finite Lived Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net (dollars in thousands):

	September 30, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of September 30, 2021
Investment management agreements	$1,859,900	1.4	-	20.0	14.0 years
Institutional investor relationships	291,400			10.0	9.6 years
Trademarks	66,700			7.0	6.6 years
Total Intangible Assets	2,218,000
Less: accumulated amortization	(67,527)
Total Intangible Assets, Net	$2,150,473
As of September 30, 2021, future amortization of finite-lived intangible assets is estimated to be (dollars in thousands):

Period	Amortization
October 1, 2021 to December 31, 2021	$46,362
2022	183,180
2023	180,937
2024	181,433
2025	178,587
Thereafter	1,379,974
Total	$2,150,473

Dyal Capital’s results are included in the Company’s consolidated results starting from the Closing Date. For the three and nine months ended September 30, 2021, the Company’s consolidated results included $97.5 million and $137.3 million of GAAP revenues related to the acquired business, respectively. Given the Company operates through one operating and reportable segment, the impact of the Dyal Acquisition to GAAP consolidated net income is not tracked on a standalone basis.
Pro Forma Financial Information
Unaudited pro forma revenues were $659.0 million and $374.6 million for the nine months ended September 30, 2021 and 2020, respectively. Unaudited pro forma net income (loss) allocated to Class A Shareholders was $(657.6) million and $(14.3) million for the nine months ended September 30, 2021 and 2020, respectively. This pro forma financial information was computed by combining the historical financial information of the predecessor Owl Rock and acquired Dyal Capital businesses as though the Business Combination was consummated on January 1, 2020, assuming a consistent ownership structure, effective tax rate and amortization of the fair value of acquired assets as of the Business Combination Date. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of this date.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
4. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company (dollars in thousands):

	September 30, 2021
	Current Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available(1)	Net Carrying Value	Average Interest Rate(2)
2031 Notes	6/10/2031	$700,000	$700,000	$—	$683,557	3.13%
Revolving Credit Facility	4/15/2024	150,000	—	149,842	—	N/A
Total		$850,000	$700,000	$149,842	$683,557
(1)Amount available is reduced by outstanding letters of credit related to certain leases.
(2)Average interest rates exclude the impact of deferred financing costs and discounts.

	December 31, 2020
	Current Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available(1)	Net Carrying Value	Average Interest Rate(2)
Revolving Credit Facility #1	2/28/2022	$105,000	$92,895	$10,377	$92,522	4.75%
Revolving Credit Facility #2	8/20/2021	22,000	17,365	4,635	17,303	4.49%
Term Loan	10/25/2029	250,000	250,000	—	246,561	7.86%
Total		$377,000	$360,260	$15,012	$356,386
(1)Amount available is reduced by outstanding letters of credit related to certain leases.
(2)Average interest rates exclude the impact of deferred financing costs.
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

Lease Cost	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$2,181	$4,809
Short term lease cost	117	166
Net Lease Cost	$2,298	$4,975

Supplement Lease Cash Flow Information	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,390	$4,184

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,841	$56,909

Lease Term and Discount Rate	September 30, 2021
Weighted-average remaining lease term:
Operating leases	10.2 years

Weighted-average discount rate:
Operating leases	3.08%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2021 to December 31, 2021	$1,198
2022	4,151
2023	9,688
2024	7,074
2025	7,010
Thereafter	51,630
Total Lease Payments	80,751
Imputed interest	(12,905)
Total Lease Liabilities	$67,846
The Company has future operating lease payments of $24.7 million related to a lease that has not commenced that was entered into as of September 30, 2021. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the second half of 2022 and continue for 10.0 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Direct Lending Products
Diversified lending	$90,885	$25,108	$251,136	$73,583
Technology lending	16,820	10,848	47,404	30,228
First lien lending	4,098	3,177	11,730	9,006
Opportunistic lending	1,166	13	2,470	13
Management Fees, Net	112,969	39,146	312,740	112,830
Administrative, transaction and other fees	37,434	14,897	85,280	30,979
Total GAAP Revenues - Direct Lending Products	150,403	54,043	398,020	143,809

GP Capital Solutions Products
GP minority equity investments	85,426	—	121,767	—
GP debt financing	6,165	—	6,901	—
Professional sports minority investments	160	—	160	—
Strategic Revenue-Share Purchase consideration amortization	(970)	—	(970)	—
Management Fees, Net	90,781	—	127,858	—
Administrative, transaction and other fees	6,691	—	9,481	—
Total GAAP Revenues - GP Capital Solutions Products	97,472	—	137,339	—
Total GAAP Revenues	$247,875	$54,043	$535,359	$143,809
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

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Management Fees Receivable
Beginning balance	$78,586	$32,473
Ending balance	$132,867	$36,075

Administrative, Transaction and Other Fees Receivable
Beginning balance	$9,876	$8,667
Ending balance	$16,376	$7,400

Unearned Management Fees
Beginning balance	$11,846	$—
Ending balance	$10,702	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. This asset is amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over a weighted-average period of 12 years, which represents the average period over which the related customer revenues are expected to be recognized.

	Strategic Revenue-Share Purchase Consideration
(dollars in thousands)	Cash	Class A Shares	Total
December 31, 2020	$—	$—	$—
Consideration paid	50,194	455,020	505,214
Amortization	(96)	(874)	(970)
September 30, 2021	$50,098	$454,146	$504,244
7. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2021	December 31, 2020
Fixed assets, net:
Leasehold improvements	$2,133	$2,133
Furniture and fixtures	1,603	1,612
Computer hardware and software	1,686	1,286
Accumulated depreciation and amortization	(2,131)	(1,675)
Fixed assets, net	3,291	3,356
Prepaid expenses	8,946	874
Deferred transaction costs	418	8,255
Other assets	14,779	1,306
Total	$27,434	$13,791
8. EQUITY-BASED COMPENSATION
The Company may from time-to-time grant equity-based compensation awards in the form of RSUs and Blue Owl Operating Group Units, to its management, employees and the independent members of the Board under the terms of the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 92,180,522 remain available as of September 30, 2021. To the extent that an award expires or is canceled, forfeited, terminated, surrendered or exchanged, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
In addition, the Company granted Common Units and Seller Earnout Units in connection with the Business Combination, which grants were not made under the 2021 Equity Incentive Plan. A portion of these Common Units and Seller Earnout Units were considered equity-based compensation grants and a portion were considered consideration related to the Dyal Acquisition. The portion considered equity-based compensation is included in the disclosures below. On July 21, 2021, a Triggering Event occurred with respect to one-half of the Earnout Securities, as the volume weighted average Class A Share price equaled or exceeded $12.50 per share for 20 consecutive trading days ending July 21, 2021. In connection with the Triggering Event, the Company recognized $15.0 million of non-cash equity-based compensation expense in the third quarter of 2021.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The table below presents information regarding equity-based compensation expense included within compensation and benefits in the Company’s consolidated and combined statements of operations. As of September 30, 2021, no RSUs have been settled in cash or Class A Shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Common Units	$—	$—	$1,121,139	$—
Seller Earnout Units	15,722	—	53,180	—
Equity-classified RSUs	—	$12,300	$—	$12,300
Equity-Based Compensation Expense	$15,722	$12,300	$1,174,319	$12,300
Corresponding tax benefit	$—	$—	$—	$—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the nine months ended September 30, 2021. Common Units and Seller Earnout Units recorded as consideration related to the Dyal Acquisition are not included in these tables, as such units are not accounted for as equity-based compensation expense.

	Common Units		Seller Earnout Units		Equity-Classified RSUs
	Unvested	Weighted-Average Grant Date Fair Value Per Unit	Unvested	Weighted-Average Grant Date Fair Value Per Unit	Unvested	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2020	—	$—	—	$—	—	$—
Granted	132,808,673	9.00	11,608,004	5.43	9,050,000	10.00
Vested	(132,808,673)	9.00	(5,804,002)	6.39	(9,050,000)	10.00
September 30, 2021	—	$—	5,804,002	$4.47	—	$—
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Seller Earnout Units
In connection with the Business Combination, the Company granted Seller Earnout Units to certain pre-Business Combination owners that are also ongoing members of management, which grants were accounted for as equity-based compensation. A portion of the Seller Earnout Units were immediately vested upon grant on the Business Combination Date because they were not subject to a service condition. As of September 30, 2021, there was $9.9 million remaining of unrecognized compensation expense related to the Seller Earnout Units, with a remaining weighted average amortization period of 3.4 years. As of September 30, 2021, the Triggering Events had not yet been met with respect to the Series E-2 Earnout Securities, and therefore all of such units are presented as unvested in the table above. In July 2021, a Triggering Event occurred with respect to the Series E-1 Seller Earnout Units, and such units were settled as Common Units. In connection with the Triggering Event, the Company recognized $15.0 million of non-cash equity-based compensation expense in the third quarter of 2021. See Note 1 for additional information. The fair value of the Seller Earnout Units was determined using the Monte Carlo simulation valuation model, with the following assumptions: volatility of 24%, risk-free rate of 0.9%, discount for lack of marketability of 12% and expected holding period of approximately 3 years.
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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Corporate bonds	$—	$239,463	$—	$239,463
Agency securities	—	53,139	—	53,139
	$—	$292,602	$—	$292,602

Liabilities, at Fair Value
TRA liability	$—	$—	$123,122	$123,122
Warrant liability	43,141	—	24,750	67,891
Earnout Securities liability	—	—	661,707	661,707
Total Liabilities, at Fair Value	$43,141	$—	$809,579	$852,720
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III during the periods presented. The following table sets for a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Securities Liability	Total
Beginning balance	$102,791	$14,600	$954,247	$1,071,638
Additional TRA resulting from settlement of Earnout Securities liability	15,598	—	—	15,598
Settlement of Earnout Securities liability	—	—	(585,662)	(585,662)
Net (gains) losses	4,733	10,150	293,122	308,005
Ending Balance	$123,122	$24,750	$661,707	$809,579
Change in net unrealized (gains) on liabilities still recognized at the reporting date	$4,733	$10,150	$242,132	$257,015

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table sets forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Securities Liability	Total
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	101,645	9,131	491,277	602,053
Additional TRA resulting from settlement of Earnout Securities liability	15,598	—	—	15,598
Settlement of Earnout Securities liability	—	—	(585,662)	(585,662)
Net (gains) losses	5,879	15,619	756,092	777,590
Ending Balance	$123,122	$24,750	$661,707	$809,579
Change in net unrealized (gains) on liabilities still recognized at the reporting date	$5,879	$15,619	$461,490	$482,988
The settlement of Earnout Securities liability and related additional TRA resulting from the settlement of such liability are non-cash transactions, and as such have not been reflected in the consolidated and combined statements of cash flows.
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Corporate Bonds and Agency Securities
The fair value of corporate bonds and agency securities are estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified as Level II. The Company obtains prices from independent pricing services that generally utilize broker quotes and may use various other pricing techniques, which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data.
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2021:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input	Impact to Valuation from an Increase in Input
(dollars in thousands)
TRA liability	$123,122	Discounted cash flow	Discount rate	10%	Decrease
Warrant liability	24,750	Monte Carlo simulation	Volatility	17%	Increase
			Risk-free rate	1%	Increase
Earnout Securities liability	661,707	Monte Carlo simulation	Volatility	24%	Increase
			Risk-free rate	1%	Increase
			Discount for lack of marketability	12%	Decrease
Total Liabilities, at Fair Value	$809,579
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values as of September 30, 2021. The fair value measurements for the Company’s other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Company had an effective tax rate of 5.6% and 0.3% for the three months ended September 30, 2021 and 2020, respectively, and 2.4% and 0.4% for the nine months ended September 30, 2021 and 2020, respectively. The three and nine months ended September 30, 2021 effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes. Prior to the Business Combination, the Company was not subject to corporate-level income taxes.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2021, the Company has not recorded any valuation allowances. As of and prior to September 30, 2021, the Company has not recognized any liability for uncertain tax positions.
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
As a result of the Triggering Event for the Series E-1 Class E Shares, the Company recorded a deferred tax asset of $18.5 million to account primarily for the difference between the Company’s book and tax basis in its investment in the Blue Owl Operating Partnerships, as well as a portion related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The $18.5 million deferred tax asset was recorded through additional paid-in capital. Concurrent with recording these deferred tax assets, the Company recorded a TRA liability of $15.6 million. Additionally, as a result of the Strategic Revenue-Share Purchase, the Company recorded a deferred tax asset of $77.6 million to account for the book and tax basis difference in its investment in the Blue Owl Operating Partnerships due to Class A Shares issued in connection with the transaction. The $77.6 million deferred tax asset was recorded through additional paid-in capital.
All of these adjustments to the TRA liability and deferred tax assets and liabilities recorded through additional paid-in capital are non-cash transactions, and as such have not been reflected in the consolidated and combined statements of cash flows.
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
The table below presents management’s estimate as of September 30, 2021, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2021 to December 31, 2021	$—
2022	—
2023	41,371
2024	39,183
2025	39,816
Thereafter	483,146
Total Payments	603,516
Less adjustment to fair value for contingent consideration	(121,006)
Total TRA Liability	$482,510
Unfunded Product Commitments
As of September 30, 2021, the Company had unfunded investment commitments to its products of $4.6 million, which is exclusive of commitments that employees and other related parties have to the products.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the consolidated statements of financial condition. As of September 30, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $11.4 million and $21.7 million during the three and nine months ended September 30, 2021, respectively, and $3.4 million and $9.2 million during the three and nine months ended September 30, 2020, respectively.
The Company also has arrangements in place with products that it manages, whereby certain costs are initially paid by the Company and subsequently are reimbursed by the products. These amounts are included within due from related parties in the Company’s consolidated and combined statements of financial condition.

(dollars in thousands)	September 30, 2021	December 31, 2020
Management fees	$132,867	$78,586
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	51,482	14,112
Due from Related Parties	$184,349	$92,698
Employee Capital Invested in the Company’s Products
The Company’s assets under management include amounts from executives and other employees of approximately $2.5 billion and $480.0 million as of September 30, 2021 and December 31, 2020, respectively, and a portion of these investments are not charged fees. The increase from the prior year is a result of the Business Combination due to the addition of related party investments and commitments in the GP Capital Solutions products.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability and cash flow thresholds. In certain cases, the Company is able to recover these expenses once certain profitability and cash flow thresholds are met. The Company recorded expenses (recoveries) related to these arrangements of $(4.1) million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $(1.1) million and $15.5 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses, net of recoveries, are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft and Other Services
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded an expense for aircraft reimbursements of $121 thousand and $290 thousand for the three and nine months ended September 30, 2021, respectively and $82 thousand and $901 thousand for the three and nine months ended September 30, 2020, respectively.

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
As of September 30, 2021, the Company had 9,050,000 RSUs that have vested but have not been settled in Class A Shares. These contingently issuable shares have been included in the calculation of basic earnings (loss) per Class A Share, but do not participate in earnings until they are settled in Class A Shares.
Diluted earnings (loss) per Class A Share attributable to common shareholders adjusts basic earnings (loss) per Class A Share for the potentially dilutive impact of RSUs, Seller Earnout Units, Common Units, and warrants. Unvested RSUs and all outstanding warrants are included in dilutive earnings per Class A Share using the treasury stock method. Common Units are included using the if-converted method, which takes into account any incremental income tax expense that would have arisen had the Common Units converted into Class A Shares as of the beginning of the period. Seller Earnout Units are included in the denominator in computing dilutive earnings (loss) per Class A Share only when a Triggering Event has occurred, and therefore the contingency has been met. As of September 30, 2021, the Triggering Events on the E-2 Seller Earnout Units had not yet occurred.

Three Months Ended September 30, 2021	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(53,323)	338,472,456	$(0.16)
Effect of dilutive securities:
Common Units	—	—		956,301,495
Warrants	—	—		14,159,381
Earnout Securities	—	—		49,999,962
Diluted	$(53,323)	338,472,456	$(0.16)

For the Period from May 19, 2021 to September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(450,512)	335,472,904	$(1.34)
Effect of dilutive securities:
Common Units	(1,292,764)	945,706,163		—
Warrants	—	—		14,159,381
Earnout Securities	—	—		49,999,962
Diluted	$(1,743,276)	1,281,179,067	$(1.36)
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
14. SUBSEQUENT EVENTS
Dividend
On November 9, 2021, the Company announced a cash dividend of $0.09 per Class A Share. The dividend is payable on November 30, 2021, to holders of record as of the close of business on November 22, 2021.
2051 Notes
On October 7, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”). The 2051 Notes bear interest at a rate of 4.125% per annum and mature on October 7, 2051. Interest on the 2051 Notes will be payable semi-annually in arrears on April 7 and October 7 of each year, commencing April 7, 2022.
The 2051 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2051 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 7, 2051, the redemption price for the 2051 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2051 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2051 Notes also provide for customary events of default and acceleration.
Dividend Reinvestment Plan
On October 4, 2021, the Registrant adopted a Dividend Reinvestment Plan (the “DRIP”). Under the DRIP, eligible stockholders have the opportunity to reinvest the cash dividends paid on some or all of their Class A Shares in additional Class A Shares. Class A Shares will be purchased under the DRIP from newly issued shares, shares held in the treasury of the Registrant or shares purchased in the open market or by negotiated transactions. To the extent that Class A Shares issued under the DRIP are authorized but previously unissued shares or treasury shares rather than shares acquired in the open market, the DRIP will raise additional capital for the Company. The registration statement for the DRIP was declared effective on October 18, 2021.
Oak Street Acquisition
On October 18, 2021, the Company announced its entry into an agreement to acquire Oak Street Real Estate Capital, LLC and its investment advisory business (“Oak Street”). The Company will acquire 100% of Oak Street’s management company earnings and 100% of the right to allocate Oak Street’s carried interest earnings on future funds for an aggregate closing purchase price of $950 million. Oak Street’s equity holders will be entitled to receive their respective portions of the consideration in cash and may elect to receive up to approximately 75% of their respective portions of the consideration in the form of Common Units. Up to an aggregate of approximately 39 million Common Units are issuable in satisfaction of the closing purchase price. In addition, upon the achievement of certain performance thresholds, at future dates Oak Street equity holders will be entitled to earnout payments in cash or, at their election, up to an aggregate of approximately 39 million Common Units. The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions.
Equity-Based Compensation Grants
Subsequent to September 30, 2021, the Company granted approximately 24.7 million RSUs and Blue Owl Operating Group Units to certain officers, employees and independent members of its Board in connection with the closing of the Business Combination. These grants made to certain officers and employees generally vest in three equal installments on August 15, 2024, 2025 and 2026, and grants made to the independent members of the Company’s Board vest in full on May 19, 2022.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Earnout Securities Triggering Event
On November 3, 2021, a Triggering Event occurred with respect to the remaining one-half of the Earnout Securities, as the volume weighted average Class A Share price exceeded $15.00 per share for 20 consecutive trading days ending November 3, 2021. As a result, (i) 7,495,432 Class E Shares were converted into an equal number of Class A Shares, (ii) 7,495,432 Seller Earnout Units were converted into an equal number of GP Units, (iii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iv) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares). In connection with the Triggering Event, the Company will recognize $9.9 million of unrecognized non-cash equity-based compensation expense in the fourth quarter of 2021.
Repurchase of Noncontrolling Interests
In November 2021, the Company repurchased the noncontrolling interests outstanding for a consolidated holding company of one of its BDC advisors. Total cash consideration of $297.1 million was paid using cash on hand.

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
2021 Third Quarter Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(53,323)	$(8,622)	$(376,253)	$(28,125)

Fee-Related Earnings(1)	$141,858	$9,779	$286,339	$2,063

Distributable Earnings(1)	$142,750	$3,595	$268,140	$(16,008)
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Net Loss Attributable to Blue Owl Capital Inc. (“Net Loss”) during the nine months ended September 30, 2021 was impacted by significant non-cash equity-based compensation expenses recognized in connection with the Business Combination. This unfavorable change year-over-year was partially offset by higher management fees from our Direct Lending products due to management fee waivers that were in place in the prior-year period, which impact was also favorable to our Fee-Related Earnings and Distributable Earnings results. Our Net Loss, Fee-Related Earnings and Distributable Earnings were all favorably impacted by the accretive impact from the GP Capital Solutions products that were acquired in connection with the Business Combination. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management
During the third quarter of 2021, we continued to raise additional capital across both our Direct Lending and GP Capital Solutions products. We finished the quarter with $70.5 billion of AUM, which included $47.0 billion of FPAUM and $9.0 billion of AUM not yet paying fees. During the third quarter of 2021, approximately 97% of our management fees were earned on AUM that we refer to as permanent capital. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
2051 Notes
On October 7, 2021, we completed the offering of $350.0 million of 2051 Notes. We intend to use the net proceeds of the notes for general corporate purposes. Please see Note 14 to our unaudited consolidated and combined financial statements included in this report for additional information.
Oak Street Acquisition
On October 18, 2021, we announced an entry into an agreement to acquire Oak Street using a combination of cash and Common Units. Please see Note 14 to our unaudited consolidated and combined financial statements included in this report for additional information.
Equity-Based Compensation Grants
Subsequent to September 30, 2021, we granted approximately 24.7 million RSUs and Blue Owl Operating Group Units to employees and independent members of our Board of Directors in connection with the closing of the Business Combination. These grants generally vest in three equal installments on August 15, 2024, 2025 and 2026.

Repurchase of Noncontrolling Interests
In November 2021, we repurchased the noncontrolling interests outstanding for a consolidated holding company of one of our BDC advisors. Total cash consideration of $297.1 million was paid using cash on hand.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
Capital markets largely maintained a “pro-risk” stance in the third quarter of 2021, but the overall tone was decidedly more mixed compared to the second quarter of 2021 given both rising volatility and higher rates. In the U.S., credit performance remained resilient, outperforming both traditional fixed income and equities. Despite the market’s moderation in momentum, the prevailing backdrop of stable economic conditions, supportive policy and improved operating performance for business remained constructive for credit investing and capital deployment.
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
Similarly, in our GP Capital Solutions products, the rising needs of alternative asset managers, which we refer to as “GPs,” for liquidity and stable capital resulted in the strong growth of GP minority stake investing market. While previously GP minority stake investing was relatively infrequent and driven by opportunistic acquisitions by financial institutions and institutional investors, the years after the global financial crisis of 2007 and 2008 were marked by strong growth in the sector. Over the last several years, GP minority stake investing has rapidly evolved. We believe this growth in activity increased awareness of the strategic benefits that alternative asset managers can derive from partnering with long-term, stable capital providers and highlighted to the investor community the merits of investing in portfolios of GP minority investments. Notably, as of the date of this filing, Dyal Fund V has already committed approximately 65% of the capital we expect to raise for this product through four investments, and we just held our first close last November.
We believe that our disciplined investment philosophy across our distinct but complementary products contributes to the stability of our performance throughout market cycles. Our products have a stable base of permanent or long-term capital enabling us to invest in assets with a long-term focus over different points in a market cycle.

Assets Under Management
We present information regarding our AUM, FPAUM and various other related metrics throughout this MD&A to provide context around our fee generating revenues results, as well as indicators of the potential for future earnings from existing and new products. Our calculations of AUM and FPAUM may differ from the calculation methodologies of other asset managers, and as a result these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM includes amounts that are not subject to fees, as further discussed below. AUM amounts presented below are as of September 30, 2021.

Blue Owl AUM: $70.5 billion

Direct Lending Products AUM: $34.6 billion	GP Capital Solutions Products AUM: $35.9 billion

Diversified Lending Commenced 2016 AUM: $22.2 billion	GP Minority Equity Commenced 2010 AUM: $34.7 billion
Technology Lending Commenced 2018 AUM: $6.7 billion	GP Debt Financing Commenced 2019 AUM: $1.0 billion
First Lien Lending Commenced 2018 AUM: $3.7 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.0 billion	Co-Investments and Structured Equity Not Yet Launched
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

As of September 30, 2021

13%
8%
13%
66%
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

Three Months Ended September 30, 2021

1%
2%
97%
Permanent Capital
Long-Dated Funds
Short-Dated Funds

Direct Lending Products - AUM
The tables below present roll forwards of the AUM in our Direct Lending products:

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM
Beginning Balance	$19,792	$6,233	$3,217	$1,914	$31,156	$13,892	$3,929	$2,688	$—	$20,509
New capital raised	501	—	150	73	724	734	127	—	1,039	1,900
Change in debt	1,907	199	316	—	2,422	445	449	193	1	1,088
Distributions	(158)	(26)	(55)	—	(239)	(139)	(14)	(11)	—	(164)
Change in value	197	247	32	38	514	259	50	30	(2)	337
Ending Balance	$22,239	$6,653	$3,660	$2,025	$34,577	$15,191	$4,541	$2,900	$1,038	$23,670

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending AUM
Beginning Balance	$17,234	$5,387	$3,014	$1,466	$27,101	$12,490	$3,491	$2,655	$—	$18,636
New capital raised	945	8	150	605	1,708	1,486	444	—	1,039	2,969
Change in debt	3,915	861	510	(133)	5,153	1,524	563	246	1	2,334
Distributions	(451)	(62)	(103)	—	(616)	(547)	(33)	(27)	—	(607)
Change in value	596	459	89	87	1,231	238	76	26	(2)	338
Ending Balance	$22,239	$6,653	$3,660	$2,025	$34,577	$15,191	$4,541	$2,900	$1,038	$23,670

For the three and nine months ended September 30, 2021, our Direct Lending products experienced AUM growth of $3.4 billion and $7.5 billion, or 11% and 28%, respectively, as we continued to grow assets through a combination of fundraising and new debt facilities, as well as portfolio appreciation.
Direct Lending Products - FPAUM

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM
Beginning Balance	$15,714	$5,366	$2,528	$554	$24,162	$11,001	$3,596	$1,963	$—	$16,560
New capital raised / deployed	2,527	363	(305)	223	2,808	882	395	71	47	1,395
Distributions	(153)	(22)	(37)	—	(212)	(132)	(16)	—	—	(148)
Change in value	198	245	9	30	482	259	52	18	(2)	327
Ending Balance	$18,286	$5,952	$2,195	$807	$27,240	$12,010	$4,027	$2,052	$45	$18,134

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
(dollars in millions)	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM	Diversified Lending	Technology Lending	First Lien Lending	Opportunistic Lending	Direct Lending FPAUM
Beginning Balance	$13,536	$4,772	$2,392	$162	$20,862	$10,337	$3,228	$1,713	$—	$15,278
New capital raised / deployed	4,600	792	(172)	576	5,796	1,990	763	344	47	3,144
Distributions	(443)	(71)	(57)	—	(571)	(556)	(43)	—	—	(599)
Change in value	593	459	32	69	1,153	239	79	(5)	(2)	311
Ending Balance	$18,286	$5,952	$2,195	$807	$27,240	$12,010	$4,027	$2,052	$45	$18,134
For the three and nine months ended September 30, 2021, we experienced FPAUM growth of $3.1 billion and $6.4 billion, or 13% and 31%, respectively, as we continued to deploy capital, both from equity raises and from debt facilities. Each of these drivers contributed to our overall growth in management fees, as we earn management fees on the total amount of gross assets for the majority of the FPAUM in our Direct Lending products.
Direct Lending Products - Additional Details
The charts below present as of September 30, 2021 our available capital, which we may also refer to as “dry powder,” and AUM not yet paying fees for our Direct Lending products (dollars in billions).

GP Capital Solutions Products - AUM

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM
Beginning Balance	$30,035	$1,021	$155	$—	$31,211	$22,050	$1,010	$—	$—	$23,060
New capital raised	1,556	—	42	—	1,598	(1)	—	—	—	(1)
Distributions	(249)	—	—	—	(249)	(91)	—	—	—	(91)
Change in value	3,392	(12)	—	—	3,380	522	(1)	—	—	521
Ending Balance	$34,734	$1,009	$197	$—	$35,940	$22,480	$1,009	$—	$—	$23,489

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions AUM
Beginning Balance	$25,211	$1,009	$—	$—	$26,220	$21,990	$1,011	$—	$—	$23,001
New capital raised	2,793	—	197	—	2,990	218	—	—	—	218
Distributions	(453)	—	—	—	(453)	(698)	—	—	—	(698)
Change in value	7,183	—	—	—	7,183	970	(2)	—	—	968
Ending Balance	$34,734	$1,009	$197	$—	$35,940	$22,480	$1,009	$—	$—	$23,489
For the three and nine months ended September 30, 2021, AUM in our GP Capital Solutions products increased by $4.7 billion and $9.7 billion, or 15% and 37%, respectively, which was primarily driven by portfolio appreciation, as well as new capital raises in Dyal Fund V.
GP Capital Solutions Products - FPAUM

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM
Beginning Balance	$18,134	$523	$—	$—	$18,657	$17,096	$345	$—	$—	$17,441
New capital raised / deployed	1,084	1	92	—	1,177	—	—	—	—	—
Distributions	(114)	(1)	—	—	(115)	(11)	—	—	—	(11)
Ending Balance	$19,104	$523	$92	$—	$19,719	$17,085	$345	$—	$—	$17,430

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
(dollars in millions)	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM	GP Minority Equity	GP Debt Financing	Professional Sports Minority Investments	Co-Investments and Structured Equity	GP Capital Solutions FPAUM
Beginning Balance	$17,050	$558	$—	$—	$17,608	$17,251	$295	$—	$—	$17,546
New capital raised / deployed	2,158	210	92	—	2,460	18	50	—	—	68
Distributions	(104)	(245)	—	—	(349)	(184)	—	—	—	(184)
Ending Balance	$19,104	$523	$92	$—	$19,719	$17,085	$345	$—	$—	$17,430
For the three and nine months ended September 30, 2021, FPAUM in our GP Capital Solutions products increased by $1,062.0 million and $2.1 billion, or 6% and 12%, respectively. The growth in the year-to-date period was primarily driven by additional commitments in Dyal Fund V.

GP Capital Solutions Products - Additional Details
The charts below present as of September 30, 2021 our available capital and AUM not yet paying fees for our GP Capital Solutions products (dollars in billions):
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
Direct Lending Products

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
Owl Rock Capital Corp. (ORCC)	2016	$14,637	$5,997	$6,009	$1,779	$5,877	$7,656	1.35x	1.27x	11.7%	9.1%
Owl Rock Capital Corp. II (ORCC II) (9)	2017	$2,633	$1,389	$1,362	$223	$1,359	$1,582	N/A	1.16x	N/A	7.3%

Technology Lending
Owl Rock Technology Finance Corp. (ORTF)	2018	$6,652	$3,180	$2,651	$198	$3,059	$3,257	1.29x	1.23x	23.2%	18.1%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$3,112	$986	$813	$75	$864	$939	1.20x	1.16x	11.9%	9.5%
Owl Rock First Lien Fund Unlevered	2019		$175	$137	$5	$141	$146	1.10x	1.07x	5.9%	3.9%
(1)Includes reinvested dividends, if applicable.
(2)Invested capital includes capital calls, reinvested dividends and periodic investor closes, as applicable.
(3)Realized proceeds represent the sum of all cash distributions to investors.
(4)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.

(5)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is before giving effect to management fees (including Part I Fees) and Part II Fees.
(6)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to fees, as applicable, and all other expenses.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.
(8)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, and all other expenses. An individual investor’s IRR may be different to the reported IRR based on the timing of capital transactions.
(9)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not applicable to ORCC II.
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.18x and 1.13x, respectively. The gross and net IRR for the Offshore Levered feeder is 11.0% and 7.4%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
GP Capital Solutions Products

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross(5)	Net(6)	Gross(7)	Net(8)
GP Minority Equity(1)
Dyal I	2011	$916	$1,284	$1,248	$583	$683	$1,266	1.16x	1.01x	3.4%	0.3%
Dyal II	2014	$2,373	$2,153	$1,846	$396	$1,807	$2,203	1.31x	1.19x	9.3%	5.5%
Dyal III	2015	$8,300	$5,318	$3,241	$2,424	$4,193	$6,617	2.43x	2.04x	33.1%	24.8%
Dyal IV	2018	$12,480	$9,041	$3,765	$1,825	$4,780	$6,605	2.08x	1.75x	139.5%	86.1%
Dyal V	2020	$4,966	$4,368	$144	$—	$631	$631	NM	NM	NM	NM
(1)Valuation-related amounts and performance metrics, as well as invested capital and realized proceeds, are presented on a quarter lag and are exclusive of investments made by the related carried interest vehicles of the respective products.
(2)Invested capital includes capital calls.
(3)Realized proceeds represent the sum of all cash distributions to investors.
(4)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(5)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is before giving effect to management fees and carried interest, as applicable.
(6)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to fees, as applicable, and all other expenses.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable.
(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Net IRRs are calculated after giving effect to fees, as applicable, and all other expenses. An individual investor’s IRR may be different to the reported IRR based on the timing of capital transactions.

GAAP Results of Operations Analysis
As a result of the Dyal Acquisition, prior year amounts are not comparable to current year amounts or expected future trends. Dyal Capital’s results of operations are included from the Business Combination Date.
Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change
Revenues
Management fees, net (includes Part I Fees of $43,659 and $2,701)	$203,750	$39,146	$164,604
Administrative, transaction and other fees	44,125	14,897	29,228
Total Revenues, Net	247,875	54,043	193,832
Expenses
Compensation and benefits	96,910	44,214	52,696
Amortization of intangible assets	46,191	—	46,191
General, administrative and other expenses	28,438	13,642	14,796
Total Expenses	171,539	57,856	113,683
Other Loss
Net losses on investments	(145)	—	(145)
Interest expense	(6,112)	(6,127)	15
Change in TRA liability	(4,733)	—	(4,733)
Change in warrant liability	(27,462)	—	(27,462)
Change in Earnout Securities liability	(293,122)	—	(293,122)
Total Other Loss	(331,574)	(6,127)	(325,447)
Loss Before Income Taxes	(255,238)	(9,940)	(245,298)
Income tax benefit	(14,391)	(26)	(14,365)
Consolidated and Combined Net Loss	(240,847)	(9,914)	(230,933)
Net loss attributable to noncontrolling interests	187,524	1,292	186,232
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(53,323)	$(8,622)	$(44,701)
Revenues, Net
Management Fees. The increase in our management fees compared to the same period for the prior year was primarily driven by the $90.8 million accretive impact of our GP Capital Solutions’ management fees as a result of the Business Combination and the fee waivers in ORCC that expired in October 2020. These waivers totaled $40.5 million (inclusive of $22.3 million of Part I Fees) for the three months ended September 30, 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 6 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $16.7 million increase in fee income earned for services provided to portfolio companies.
Expenses
Compensation and Benefits. Compensation and benefits increased due to a 72% increase in headcount from September 30, 2020 to September 30, 2021, which is inclusive of the increase in headcount related to the Dyal Acquisition.

Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition. See Note 3 to our unaudited consolidated and combined financial statements included in this report for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily driven by Transaction expenses of $4.1 million that were not eligible to be netted against proceeds for GAAP, a $4.0 million increase in placement fees primarily due to closes in Dyal Fund V, and a $2.7 million increase in other professional services driven by higher legal and accounting expenses associated with being a public company. The remaining net increase was primarily due to increased travel and office-related expenses as we transition from working remotely back to the office. Partially offsetting these increases in expense was a $7.1 million decrease in expense support to certain products.
Other Loss
Interest Expense. Interest expense remained relatively flat as higher interest rate borrowings previously outstanding under the $250.0 million Term Loan and our current and former revolving credit facilities were replaced by the lower interest rate borrowing under the $700.0 million 2031 Notes during the second quarter of 2021.
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
Income Tax Benefit
Prior to the Business Combination, our income was generally subject to New York City unincorporated business tax (“UBT”), as the operating entities are partnerships for U.S. Federal income tax purposes. In connection with the Business Combination, the portion of income allocable to the Registrant is also generally subject to corporate tax rates at the Federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 10 to our unaudited consolidated and combined financial statements included in this report for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 73% interest in the Blue Owl Operating Group. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant.

Nine Months Ended September 30, 2021, Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change
Revenues
Management fees, net (includes Part I Fees of $108,646 and $9,052)	$440,598	$112,830	$327,768
Administrative, transaction and other fees	94,761	30,979	63,782
Total Revenues, Net	535,359	143,809	391,550
Expenses
Compensation and benefits	1,366,459	108,658	1,257,801
Amortization of intangible assets	67,527	—	67,527
General, administrative and other expenses	94,818	48,457	46,361
Total Expenses	1,528,804	157,115	1,371,689
Other Loss
Net losses on investments	(145)	—	(145)
Net losses on retirement of debt	(16,145)	—	(16,145)
Interest expense	(17,787)	(18,007)	220
Change in TRA liability	(5,879)	—	(5,879)
Change in warrant liability	(42,762)	—	(42,762)
Change in Earnout Securities liability	(756,092)	—	(756,092)
Total Other Loss	(838,810)	(18,007)	(820,803)
Loss Before Income Taxes	(1,832,255)	(31,313)	(1,800,942)
Income tax benefit	(43,402)	(119)	(43,283)
Consolidated and Combined Net Loss	(1,788,853)	(31,194)	(1,757,659)
Net loss attributable to noncontrolling interests	1,412,600	3,069	1,409,531
Net Loss Attributable to Blue Owl Capital Inc.	$(376,253)	$(28,125)	$(348,128)
Revenues, Net
Management Fees. In addition to the increase in management fees resulting from the $127.9 million accretive impact of GP Capital Solution’s management fees from the Business Combination Date, management fees increased primarily due to the fee waivers in ORCC that expired in October 2020. These waivers totaled $123.5 million (inclusive of $70.5 million of Part I Fees) for the nine months ended September 30, 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 6 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $41.7 million increase in fee income earned for services provided to portfolio companies. Also contributing to the year-over-year increase was $9.5 million of fees related to our GP Capital Solutions products, which are included from the Business Combination Date.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased due to non-cash equity-based compensation charges totaling $1.2 billion in connection with Blue Owl Operating Group Units issued in connection with the Business Combination, as discussed further in Note 8 to our unaudited consolidated and combined financial statements included in this report. Excluding these Business Combination-related charges, compensation and benefits increased $99.2 million, driven primarily by a 72% growth in headcount from September 30, 2020 to September 30, 2021, which is inclusive of the increase in headcount related to the Dyal Acquisition.
Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition. See Note 3 to our unaudited consolidated and combined financial statements included in this report for additional information.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to Business Combination-related expenses of $40.2 million that were not eligible to be netted against proceeds for GAAP, a $4.8 million increase in other professional services driven by higher legal and accounting expenses associated with being a public company and a $4.7 million increase in placement fees primarily due to closes in Dyal Fund V. The remaining net increase was primarily due to increased travel and office-related expenses as we transition from working remotely back to the office. Partially offsetting these increases in expense was a $16.4 million decrease in expense support to certain products.
Other Loss
Net losses on retirement of debt. The net loss on retirement of debt in the current year period was primarily due to a $12.5 million call protection premium paid in connection with the early repayment of our Term Loan. The remaining amount relates to the write-off of unamortized deferred financing costs related to the Term Loan and former revolving credit facilities. See Note 4 to our unaudited consolidated and combined financial statements included in this report for additional information.
Interest Expense. Interest expense remained relatively flat as higher interest rate borrowings previously outstanding under the $250.0 million Term Loan and our current and former revolving credit facilities, were replaced by the lower interest rate borrowing under the $700.0 million 2031 Notes during the second quarter of 2021.
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
Income Tax Benefit
Prior to the Business Combination, our income was generally subject to New York City UBT, as the operating entities are partnerships for U.S. Federal income tax purposes. In connection with the Business Combination, the portion of income allocable to the Registrant is also generally subject to corporate tax rates at the Federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 10 to our unaudited consolidated and combined financial statements included in this report for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 73% interest in the Blue Owl Operating Group. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant.
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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; amortization of intangible assets; Business Combination and other strategic transaction-related expenses (“Transaction Expenses”); net gains (losses) on investments, changes in TRA, Earnout Securities and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews Adjusted Revenues by reducing GAAP revenues for certain general, administrative and other expenses that primarily relate to expense reimbursements from our products, which are presented gross for GAAP but net for Adjusted non-GAAP measures.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings less interest and amounts payable for taxes and TRA payments related to the respective period’s earnings. Amounts payable for taxes and the TRA presents the total estimated GAAP provision for current income taxes payable and the current payable under the TRA, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. The GAAP provision for current income taxes payable and the current payable under the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, net losses on retirement of debt, Transaction Expenses, tax goodwill, etc.). Management believes that Distributable Earnings can be useful as a supplemental measure to our GAAP results in assessing the amount of earnings available for distribution.
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Adjusted Revenues	$235,732	$50,140	$511,042	$131,741
Adjusted Expenses	(92,405)	(41,653)	(221,460)	(132,747)
Less: Noncontrolling interests included in Fee-Related Earnings	(1,469)	1,292	(3,243)	3,069
Fee-Related Earnings	$141,858	$9,779	$286,339	$2,063
Distributable Earnings	$142,750	$3,595	$268,140	$(16,008)
Fee-Related Earnings and Distributable Earnings for both the three and nine months ended September 30, 2021 increased year-over-year as a result of the accretive impact of the Dyal Acquisition, as well as higher revenues from our Direct Lending products as certain fee waivers in ORCC, our largest BDC, expired in the fourth quarter of 2020. There was also an increase in expenses primarily due to increased professional fees, placement fees and travel and office-related expenses as we transition from working remotely back to the office.

Adjusted Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Direct Lending Products
Diversified lending	$90,885	$25,107	$251,136	$73,583
Technology lending	16,820	10,849	47,404	30,228
First lien lending	4,098	3,177	11,730	9,006
Opportunistic lending	1,166	13	2,470	13
Management Fees, Net	112,969	39,146	312,740	112,830
Administrative, transaction and other fees	31,012	10,994	69,474	18,911
Adjusted Revenues - Direct Lending Products	143,981	50,140	382,214	131,741

GP Capital Solutions Products
GP minority equity investments	85,426	—	121,767	—
GP debt financing	6,165	—	6,901	—
Professional sports minority investments	160	—	160	—
Co-investments and structured equity	—	—	—	—
Management Fees, Net	91,751	—	128,828	—
Administrative, transaction and other fees	—	—	—	—
Adjusted Revenues - GP Capital Solutions Products	91,751	—	128,828	—
Total Adjusted Revenues	$235,732	$50,140	$511,042	$131,741
Adjusted Revenues increased primarily due to higher management fees due to the fee waivers in ORCC, our largest BDC, that expired in October 2020. These waivers totaled $40.5 million (inclusive of $22.3 million of Part I Fees) for the three months ended September 30, 2020, and $123.5 million (inclusive of $70.5 million of Part I Fees) for the nine months ended September 30, 2020. Also contributing to the increase were higher administrative, transaction and other fees due to higher fee income earned for services provided to portfolio companies. Adjusted Revenues also increased due to $91.8 million and $128.8 million accretive impact of Dyal Capital’s management fees from the Business Combination Date for the three and nine months ended September 30, 2021, respectively. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies.
Adjusted Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Adjusted Compensation and Benefits	$(70,664)	$(28,491)	$(171,345)	$(87,136)
Adjusted General, Administrative and Other Expenses	(21,741)	(13,162)	(50,115)	(45,611)
Total Adjusted Expenses	$(92,405)	$(41,653)	$(221,460)	$(132,747)
Adjusted Expenses increased primarily due to higher Adjusted Compensation and Benefits as a result of increased headcount, both in the legacy Owl Rock business, as well as due to an increase related to the Dyal Acquisition. Adjusted General, Administrative and Other Expenses were up primarily due to placement fees related to Dyal Fund V, expenses related to being a public company and increased travel and office-related expenses as we transition from working remotely back to the office. These increases were partially offset by lower expense support to certain products. See “—GAAP Results of Operations Analysis” for additional information on these drivers.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Loss Before Income Taxes	$(255,238)	$(9,940)	$(1,832,255)	$(31,313)
Less: Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(1,469)	1,292	(3,243)	3,069
Plus: Strategic Revenue-Share Purchase consideration amortization	970	—	970	—
Plus: Equity-based compensation	15,722	12,300	1,174,319	12,300
Plus: Amortization of intangible assets	46,191	—	67,527	—
Plus: Transaction Expenses	4,108	—	40,211	—
Plus: Interest expense	6,112	6,127	17,787	18,007
Less: Net losses on investments	145	—	145	—
Less: Net losses on early retirement of debt	—	—	16,145	—
Less: Change in TRA liability	4,733	—	5,879	—
Less: Change in warrant liability	27,462	—	42,762	—
Less: Change in Earnout Securities liability	293,122	—	756,092	—
Fee-Related Earnings	141,858	9,779	286,339	2,063
Less: Interest expense	(6,112)	(6,127)	(17,787)	(18,007)
Less: Taxes and TRA payable	7,004	(57)	(412)	(64)
Distributable Earnings	142,750	3,595	268,140	(16,008)
Plus: Interest expense	6,112	6,127	17,787	18,007
Plus: Taxes and TRA payable	(7,004)	57	412	64
Plus: Fixed assets depreciation and amortization	191	230	456	689
Adjusted EBITDA	$142,049	$10,009	$286,795	$2,752

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Revenues	$247,875	$54,043	$535,359	$143,809
Plus: Strategic Revenue-Share Purchase consideration amortization	970	—	970	—
Less: Administrative and other expenses	(13,113)	(3,903)	(25,287)	(12,068)
Adjusted Revenues	$235,732	$50,140	$511,042	$131,741

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
GAAP Expenses	$171,539	$57,856	$1,528,804	$157,115
Less: Administrative and other expenses	(13,113)	(3,903)	(25,287)	(12,068)
Less: Equity-based compensation	(15,722)	(12,300)	(1,174,319)	(12,300)
Less: Amortization of intangible assets	(46,191)	—	(67,527)	—
Less: Transaction Expenses	(4,108)	—	(40,211)	—
Adjusted Expenses	$92,405	$41,653	$221,460	$132,747

Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time-to-time we may rely on the use of revolving credit facilities between management fee collection dates, which generally occur on a quarterly basis. We may also invest excess liquidity from time-to-time in corporate bonds, agency securities and other investments. We ended the third quarter with $138.9 million of cash and cash equivalents, excess liquidity investments of $292.6 million and $149.8 million available under our Revolving Credit Facility (amount available is reduced by outstanding letters of credit related to certain leases). Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As discussed above, our current debt obligations consist of $700.0 million of our 2031 Notes and $350.0 million of our 2051 Notes, which were issued in October 2021. We also have $149.8 million available under our Revolving Credit Facility, which is available for general corporate purposes. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 4 to our consolidated and combined financial statements in this report for additional information regarding our debt obligations.
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
Adjusted EBITDA was $142.0 million and $10.0 million for the three months ended September 30, 2021 and 2020, respectively, and $286.8 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.

Tax Receivable Agreement
As discussed in Note 11 to our consolidated and combined financial statements in this report, we may in the future be required to make payments under the TRA. As of September 30, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $482.5 million under the TRA, net of fair value adjustments. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the tax receivable agreement is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units, and not of the Blue Owl Operating Group. We may need to incur debt to finance payments under the TRA to the extent the Blue Owl Operating Group does not distribute cash to Registrant or Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
The actual increase in tax basis of the Blue Owl Operating Group assets resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount and timing of our taxable income will impact the payments to be made under the TRA. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Blue Owl Operating Partnerships’ assets, payments required under the TRA would be reduced.
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
Depending upon the outcome of these and other factors, payments that we may be obligated to make under the TRA in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the TRA, the timing and amounts of any such actual payments are not reasonably ascertainable.
Warrants
We classify the warrants issued in connection with the Business Combination as liabilities in our consolidated and combined statements of financial condition, as in the event of a change in control, warrant holders have the ability to demand cash settlement from us. In addition, we have the option to cash settle outstanding warrants when certain criteria is met, as described in Note 2 to our unaudited consolidated and combined financial statements included in this report. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future if needed.

Earnout Securities
We classify certain Earnout Securities as liabilities in our consolidated and combined statements of financial condition, as described in Note 2 to our unaudited consolidated and combined financial statements included in this report. The settlement of these liabilities will be in the form of Class A Shares or Common Units upon a Triggering Event and will not require cash settlement.
Dividends and Distributions
We intend to continue to pay to Class A Shareholders (and Class B Shareholders in the future to the extent any are outstanding) a quarterly dividend representing approximately 85% of Distributable Earnings following the end of each quarter. Blue Owl Capital Inc.’s share of Distributable Earnings, subject to adjustment as determined by our Board to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, operating reserves, clawback obligations and dividends to shareholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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
Holders of our Class A and B Shares may not always receive distributions or may receive lower distributions on a per share basis at a time when we, indirectly through Blue Owl GP, and holders of our Common Units are receiving distributions on their interests, as distributions to the Registrant and Blue Owl GP may be used to settle tax and TRA liabilities, if any, or other obligations.
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
Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$127,370	$(17,553)	$144,923
Investing activities	(1,274,108)	(328)	(1,273,780)
Financing activities	1,273,983	17,814	1,256,169
Net Change in Cash and Cash Equivalents	$127,245	$(67)	$127,312
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
Investing Activities. Cash flows related to investing activities for 2021 primarily related to the cash consideration paid in connection with the Dyal Acquisition. In 2020, cash flows related to investing activities were not material.
Financing Activities. Cash flows related to financing activities for 2021 were primarily driven by cash proceeds from the Business Combination, as well as related cash consideration paid to certain pre-Business Combination Owl Rock owners. Additionally, distributions of pre-Business Combination-related earnings were also made during 2021, with a final distribution of $52.0 million related to pre-Business Combination-related earnings to be made during the third quarter of 2021. Cash flows related to financing activities in 2021 also included the proceeds from our 2031 Notes, which proceeds were used in part to repay our previously outstanding Term Loan. We also made various borrowings and repayments under our previously outstanding revolving credit facilities.
Our 2020 cash flows related to financing activities included borrowings and repayments under our previously outstanding revolving credit facilities. In addition, distributions related to pre-Business Combination-related earnings was another significant financing cash flow in the prior-year period.

Critical Accounting Estimates
We prepare our consolidated and combined financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated and combined financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including uncertainty in the current economic environment due to the COVID-19 pandemic and other factors. For a summary of our significant accounting policies, see Note 2 to our unaudited consolidated and combined financial statements included in this report.
Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our Direct Lending products is the primary input to the calculation for the majority of our management fees. Management fees from our GP Capital Solutions products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, we incorporate our own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors.
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

Deferred Tax Assets
As a result of the Business Combination, deferred tax assets comprise one of our largest assets in our consolidated and combined statements of financial condition. Substantially all of our deferred tax assets relate to the goodwill and other intangible assets deductible for tax purposes that arose in connection with the purchase of Blue Owl Operating Group Units with proceeds from the Business Combination, as well as subsequent payments expected to be made under the TRA and other capital transactions that have occurred since the Business Combination. In accordance with relevant tax rules, we expect to take substantially all of these goodwill and other intangible deductions over the 15-year period following the Business Combination Date. To the extent we generate insufficient taxable income to take the full deduction in any given year, we will generate a net operating loss (“NOL”) that is available for us to use over an indefinite carryforward period in order to fully realize the deferred tax assets.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2021, or that have been issued but that we have not yet adopted are expected to substantively impact our future trends.

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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2021 and December 31, 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
The section entitled “Litigation” in Note 11 to our unaudited consolidated and combined financial statements included in this report are incorporated herein by reference.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described below, in our definitive Proxy Statement/Prospectus (the “Proxy”) on Form S-4 filed with the SEC on April 22, 2021, and our Current Report on Form 8-K (the “Super 8-K”) filed with the SEC on May 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We recently ceased to be an emerging growth company, and now are being required to comply with certain heightened reporting requirements. Fulfilling our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
In connection with the completion of the Business Combination on May 19, 2021, we became a public company. As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act and Section 619 of the Dodd-Frank Act that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. On October 7, 2021, we ceased to be an “emerging growth company” as defined in the JOBS Act. The changes necessitated by being a publicly listed company and ongoing compliance with these rules and regulations require a significant commitment of additional resources and management oversight, which increases our operating costs and could divert our management and personnel from other business concerns. Further, to continue to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
In addition, our internal resources and personnel may in the future be insufficient to avoid accounting errors, and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things institute comprehensive compliance and investor relations functions. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, cash flows and results of operation. Failure to comply with the requirements of being a public company could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and there could be a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Agreements of Purchase and Sale
On September 20, 2021, Blue Owl Capital Inc. (the “Company”) entered into three Agreements of Purchase and Sale, dated as of September 20, 2021, by and among the Company and Blue Owl Capital Holdings LP on the one hand, and each of Koch Companies Defined Benefit Master Trust (“Koch Pension”), Koch Financial Assets III, LLC (“KFA”) and Illiquid Markets 1888 Fund, LLC (“Illiquid Markets” and, together with Koch Pension and KFA, each a “Dyal Fund Investor”), on the other hand (each, a “Purchase and Sale Agreement”). Pursuant to the terms of each Purchase and Sale Agreement, Dyal Fund Investors relinquished their respective rights to receive management fee shares with respect to Dyal Capital Partners III (A) LP, Dyal Capital Partners III (B) LP, Dyal Capital Partners IV (A) LP, Dyal Capital Partners IV (B) LP, Dyal Capital Partners IV (C) LP, Dyal Capital Partners V (A) LP, Dyal Capital Partners V (B) LP and/or Dyal Finance Investors (US) LP, as well as feeder funds, alternative vehicles, parallel funds and future investment funds, accounts, vehicles and/or other similar arrangements investing alongside therewith, or formed in succession thereof. Applicable Dyal Fund Investors also waived the respective competing fund covenants in respect of each of Dyal Capital Partners V (A) LP, Dyal Capital Partners V (B) LP and/or Dyal Finance Investors (US) LP, as applicable, and agreed to subscribe for incremental commitments to Dyal Capital Partners V (A) LP and/or Dyal Capital Partners V (B) LP. In exchange for the foregoing, on September 20, 2021, (a) the Company issued its Class A Shares in the amount of (i) 18,799,854 shares to Koch Pension, (ii) 7,167,817 shares to KFA and (iii) 3,733,342 shares to Illiquid Markets, and (b) Blue Owl Capital Holdings paid a cash purchase price in the amount of (i) $36.2 million to Koch Pension, (ii) $13.8 million to KFA and (iii) $7.5 million to Illiquid Markets. This transaction is exempted from registration under the Securities Act of 1933 Sec. 4(a)(2), as it is not a public offer. The securities in this transaction were registered under the Form S-1 declared effective on October 29, 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Effective November 4, 2021, Alan Kirshenbaum, the Company’s Chief Financial Officer and principal financial officer, has been designated by the Board of Directors of the Company as the Company’s principal accounting officer, replacing Junot Foradada, whom the Company expects will remain at the Company in his current position. Mr. Foradada’s replacement is not the result of any disagreement with management or with respect to the Company’s operations, policies or practices.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated October 17, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Flyer Merger Sub I, LLC, Flyer Merger Sub II, LP, OSREC GP Holdings, LP, Oak Street Real Estate Capital, LLC, SASC Feeder, LP and Augustus, LLC (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 18, 2021)

3.1	Certificate of Incorporation of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2*	Amended and Restated Bylaws of Blue Owl Capital Inc.
4.1
Second Supplemental Indenture dated as of October 7, 2021 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings LLC, Owl Rock Capital GP Holdings LP and Dyal GP Holdings LLC, as guarantors, Blue Owl Capital Inc. solely for purposes of Section 6.3 and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 7, 2021)

4.2	Form of 4.125% Senior Note due 2051 (included in Exhibit 4.1 hereto)
10.1
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.2
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.3
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.4
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.5
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.6
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of September 30, 2021 and December 31, 2020, (ii) the Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020, (iv) the Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Notes to the Consolidated and Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2021	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer