Form 10-K
period 2021-12-31
BLUE OWL CAPITAL INC.
filed 2022-02-28
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2021, was approximately $4.1 billion. As of February 16, 2022, there were 404,919,411 of the registrant’s shares of Class A common stock outstanding, 674,766,200 shares of the registrant’s Class C common stock outstanding and 319,132,127 of the registrant’s Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this report.

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; and (iv) total managed assets for certain Real Estate products.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Finance Corp. II (“ORTF II”), Owl Rock Core Income Corp. (“ORCIC”) and Owl Rock Technology Income Corp. (“ORTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital Holdings GP LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

Blue Owl Securities	Refers to Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC).

Business Combination	Refers to the transactions contemplated by the Business Combination Agreement, which were completed on May 19, 2021.

Business Combination Agreement or BCA	Refers to the agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC.

Business Combination Date	Refers to May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending and opportunistic lending. Direct Lending products are managed by the Owl Rock division of Blue Owl.

Dyal Capital	Refers to the Dyal Capital Partners business, which was acquired from Neuberger Berman Group LLC in connection with the Business Combination, and is now a division of Blue Owl.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Direct Lending products, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally based on total assets (including assets acquired with debt).

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through three existing and one emerging investment strategies: GP minority equity investments, GP debt financing, professional sports minority investments and co-investments and structured equity. GP Capital Solutions products are managed by the Dyal Capital division of Blue Owl.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Oak Street Real Estate Capital, LLC that was acquired on December 29, 2021, and is now a division of Blue Owl.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes. References to the Owl Rock division refer to Owl Rock Capital Group and its subsidiaries that manage our Direct Lending products.

Partner Manager	Refers to alternative asset management firms in which the GP Capital Solution products invest.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 90% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate products, which primarily focus on providing investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk through a unique net lease platform. Real Estate products are managed by the Oak Street division of Blue Owl.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC. We make available free of charge on our website (www.blueowl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filing as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.
Also posted on our website in the “Investor Relations—Governance” section is the charter for our Audit Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers and employees. Information on or accessible through our website is not a part of or incorporated into this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Blue Owl Capital Inc., 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
No statements herein, available on our website or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any fund.

RISK FACTOR SUMMARY
The following is a summary of the risks and uncertainties that could adversely affect our business and financial condition and should be read in conjunction with the complete discussion of risk factors set forth in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•The COVID-19 pandemic has caused severe disruptions in the US and global economy, has disrupted, and may continue to disrupt, industries in which we, our products and our products’ portfolio companies and investments operate and could potentially negatively impact our business, financial condition and results of operations.
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Such competition may be amplified by changes in fund investor allocations away from alternative asset managers.
•We recently ceased to be an emerging growth company, and now are being required to comply with certain heightened reporting requirements. Fulfilling our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
•Difficult market and political conditions, including tensions between Russia and Ukraine, may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
•Management fees comprise the majority of our revenues and a reduction in fees could have an adverse effect on our results of operations and the level of cash available for distributions to our shareholders.
•Our growth depends in large part on our ability to raise new and successor funds. If we were unable to raise such funds, the growth of our FPAUM and management fees, and ability to deploy capital into investments, earning the potential for performance income, would slow or decrease, all of which would materially reduce our revenues and cash flows and adversely affect our financial condition.
•Our GP Capital Solutions products may suffer losses if our Partner Managers are unable to raise new funds or grow their AUM.
•Conflicts of interest may arise in our allocation of capital and co-investment opportunities or in circumstances where we hold investments at different levels of the capital structure.
•Our business is currently focused on multiple investment strategies.
•Our entitlement and that of certain of our shareholders, Principals and employees to receive realized performance income from certain of our funds may create an incentive for us to make more speculative investments and determinations on behalf of our funds than would be the case in the absence of such performance income.
•Our use of leverage to finance our businesses exposes us to substantial risks. Any security interests or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt.
•Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
•Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.
•The use of leverage by our products may materially increase the returns of such funds but may also result in significant losses or a total loss of capital.
•The multi-class structure of our common stock has the effect of concentrating voting power with the Principals, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

•The Registrant is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, cause Blue Owl GP to make payments under the Tax Receivable Agreement, and pay dividends.

PART I
Item 1. Business.
Blue Owl is a global alternative asset manager with $94.5 billion in AUM as of December 31, 2021. Anchored by a strong permanent capital base, the firm deploys private capital across Direct Lending, GP Capital Solutions and Real Estate strategies on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with more than 25 years of experience building alternative investment businesses. Blue Owl employs over 350 people across 9 offices globally.
Blue Owl was formed through the combination of Owl Rock and Dyal Capital in May 2021, at which time these businesses merged with and into Altimar Acquisition Corporation (“Altimar”), a blank check, special purpose acquisition company.
The combination of Owl Rock and Dyal Capital creates a platform primed to continue servicing these markets. In December 2021, we acquired Oak Street, which expanded our firm’s offerings to include real estate-focused products.
Our breadth of offerings and permanent capital base enable us to offer a differentiated, holistic platform of capital solutions to middle market companies, large alternative asset managers and corporate real estate owners and tenants. We provide these solutions through our permanent capital vehicles, as well as long-dated private funds, that we believe provide our business with a high degree of earnings stability and predictability. Our permanent capital vehicles are products that do not have ordinary redemption provisions or a requirement to exit investments after a prescribed period of time to return invested capital to investors, except as required by applicable law or pursuant to redemption requests that can only be made after significant lock-up periods. For the quarter ended December 31, 2021, approximately 98% of our management fees were earned from permanent capital vehicles.
Our global, high-caliber, investor base includes a diversified mix of institutional investors, including prominent public and private pension funds, endowments, foundations, family offices, private banks, high net worth individuals, asset managers and insurance companies, as well as retail clients, accessed through many well-known wealth management firms. We have continued to grow our investor base and presence in the growing private markets and alternative asset management sector by emphasizing our disciplined investment approach, client service, and portfolio performance.
While we currently offer Direct Lending, GP Capital Solutions and Real Estate products across three divisions (Owl Rock, Dyal Capital and Oak Street), our management takes a one-firm approach when making operating decisions and determining how to allocate resources. As a result, we currently operate as a single reportable segment. Management regularly reviews our revenues by product line and our expenses by type at the total firm level (e.g., compensation and benefits; general, administrative and other expenses), and therefore we have presented details of our operating results throughout this report consistent with how management reviews our results.
Our revenues are generated primarily from the investment advisory and administrative services agreements we have with our products. See Note 2 to our Financial Statements for a detailed description of how we earn our revenues and the significant impact that our FPAUM has on the amount of revenues we earn each period. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents additional information on our revenues and operating results, as well as historical AUM and performance information for certain of our products; such information should be read in conjunction with this description of our business.
Our Products
We have three major product lines: Direct Lending, GP Capital Solutions and Real Estate. We believe our products, while distinct, are complementary to each other and together enable us to provide a differentiated platform of varied capital solutions. All of our products employ a disciplined investment philosophy with a focus on long-term investment horizons and are managed by tenured leadership and investment professionals with significant experience in their respective strategies.
Our products are generally structured as BDCs, REITs and private investments funds that aggregate capital from investors. As the investment manager of our products, we invest that capital with the goal of generating attractive, risk-based returns for the investors in our products. In many of our products, we may use leverage to increase the size of the investments our products are able to make. As further explained in Note 2 to our Financial Statements, we generally earn management fees on the amount of FPAUM that we manage; therefore, the growth and success of our product offerings is paramount to our success as an alternative asset manager.

Our products create a robust foundation for our holistic platform. We believe the success and growth in our businesses since inception has been driven by a singular, dedicated focus on providing capital solutions and the differentiating competitive features of our platform.

Blue Owl AUM: $94.5 billion FPAUM: $61.4 billion

Direct Lending Products AUM: $39.2 billion FPAUM: $32.0 billion	GP Capital Solutions Products AUM: $39.9 billion FPAUM: $21.2 billion	Real Estate Products AUM: $15.4 billion FPAUM: $8.2 billion

Diversified Lending Commenced 2016 AUM: $25.8 billion FPAUM: $21.6 billion	GP Minority Equity Commenced 2010 AUM: $38.7 billion FPAUM: $20.4 billion	Net Lease Commenced 2009 AUM: $15.4 billion FPAUM: $8.2 billion
Technology Lending Commenced 2018 AUM: $7.9 billion FPAUM: $6.9 billion	GP Debt Financing Commenced 2019 AUM: $1.0 billion FPAUM: $0.7 billion
First Lien Lending Commenced 2018 AUM: $3.5 billion FPAUM: $2.3 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion FPAUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.0 billion FPAUM: $1.2 billion
Direct Lending
Our Direct Lending products offer private credit products to middle-market companies seeking capital solutions. We believe our breadth of offerings establishes us as the lending partner of choice for private-equity sponsored companies, as well as other predominately non-cyclical, recession-resistant businesses. Since the launch of our flagship institutional product, ORCC, we have continued to prudently expand our offerings, focusing on adjacent strategies that are both additive and complementary to our existing product base. Our Direct Lending products are offered through a mix of BDCs, long-dated private funds and other vehicles across the following investment strategies:
•Diversified Lending: Our Diversified Lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We provide a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size. Our Diversified Lending strategy is primarily offered to investors through our BDCs.
•Technology Lending: Our Technology Lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. Our Technology Lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors. Our Technology Lending strategy is primarily offered to investors through our technology-focused BDCs.

•First Lien Lending: Our First Lien Lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private-equity sponsored, middle market businesses based primarily in the United States. Our First Lien strategy is offered to investors through our long-dated private funds and managed accounts.
•Opportunistic Lending: Our Opportunistic Lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets. We focus on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. We aim to be the partner of choice for companies by being well-equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications. Our Opportunistic Lending strategy is offered to investors through our long-dated private funds and managed accounts.
GP Capital Solutions
Our GP Capital Solutions products position us as a leading capital solutions provider to large private capital managers. We primarily focus on acquiring equity stakes in, or providing debt financing to large, multi-product private equity and private credit firms, which we may refer to as “GPs.” Our GP Capital Solutions division also houses our Business Services Platform, which provides strategic support to our Partner Managers. Our GP Capital Solutions products are offered primarily through permanent capital vehicles across the following investment strategies:
•GP Minority Equity Investments: We build diversified portfolios of minority equity investments in institutionalized alternative asset management firms across multiple strategies, geographies, and asset classes. Our investment objective is to generate compelling cash yield by collecting a set percentage of contractually fixed management fees, a set percentage of carried interest and return on balance sheet investments made by underlying managers. We primarily focus on acquiring minority positions in large, multi-product alternative asset managers who continue to gain a disproportionate proportion of the assets flowing into private investment strategies and exhibit high levels of stability. Our inaugural funds followed a hedge fund manager-focused investment program that has since evolved into a private capital manager-focused investment program in our more recent funds. Our GP Minority Equity Investments strategy is offered to investors through our closed-end, permanent capital funds. A fundamental component of the fundraising efforts for our investment programs is the ability to identify and execute co-investment opportunities for our investors. We may offer, from time-to-time and in our sole discretion, co-investment opportunities in certain fund investments, generally with no management or incentive-based fee.
•GP Debt Financing: The GP Debt Financing strategy focuses on originating and making collateralized, long-term debt investments, preferred equity investments and structured investments in private capital managers. We originate and invest in secured term loans that are collateralized by substantially all of the assets of a manager and subject to repayment on an accelerated basis pursuant to cash flow sweeps of set percentages of management fees, GP realization, carried interest and other fee streams of the management company in the event that certain minimum coverage ratios are not maintained. Our investment objective is to generate current income by targeting investment opportunities with attractive risk-adjusted returns. We expect that the loans will be made to allow borrowers to support business growth, fund GP commitments, and launch new strategies. The GP Debt Financing strategy allows us to offer a comprehensive suite of solutions to private capital managers.
•Professional Sports Minority Investments: Our Professional Sports Minority Investments strategy focuses on building diversified portfolios of minority equity investments in professional sport teams. Our first fund in this strategy is NBA-focused.

Real Estate
Our real estate products primarily focus on structuring sale-leaseback transactions, which includes triple net leases.
•Net Lease: Our Net Lease real estate strategy is focused on acquiring properties net-leased, long-term to investment grade and creditworthy tenants. Oak Street’s Net Lease real estate strategies focus on acquiring single tenant properties, across industrial, essential retail and mission critical office sectors. By combining our proprietary origination platform, enhanced lease structures and a disciplined investment criteria, we seek to provide investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk.
Our History
Blue Owl’s history is predicated on the key milestones of both Owl Rock and Dyal Capital. Owl Rock was founded in 2016 by Doug Ostrover, Marc Lipschultz and Craig Packer to address the evolving need for direct lending solutions by middle-market companies. Dyal Capital was founded in 2010 by Michael Rees to fill the need for flexible capital solutions for private capital managers. In December 2021, we acquired the Oak Street business, which allowed us to further diversify the products we offer our investors. Since its founding in 2009 by Marc Zahr, Oak Street has established itself as a leader in private equity real estate, offering flexible and unique capital solutions to a variety of corporations and other organizations.
The combination of these businesses creates a platform primed to continue servicing these markets. Blue Owl’s robust and diversified platform offerings will continue to serve as a response to the following sector dynamics:
•shifting allocations by retail institutional investors.
•rotation onto alternatives given the search for yield and reliability of returns.
•rising need for private debt driven by sponsor demand.
•evolving landscape of the private debt market.
•de-leveraging of the global banking system.
•increasing need for flexible capital solutions by private capital managers.
Across our businesses, our presence in the market combined with our constant dialogue with financial sponsors, companies and our investors, has allowed us to identify attractive opportunities in adjacent subsectors over time.
Since inception, Owl Rock, Dyal Capital and Oak Street have launched multiple new strategies and products, exclusively in areas where we believed we could leverage our competitive advantage and expertise, and where we believe we had identified critical mass of lending, capital and real estate solutions opportunities as well as heightened investor interest. We have focused on executing on key adjacencies that are natural extensions of existing core strategies in order to capitalize on the growing dislocations in the market and rising investor demand.
Our Competitive Strengths
•High proportion of permanent capital. We have a high-quality capital base heavily weighted toward permanent capital. For the quarter ended December 31, 2021, approximately 98% of our management fees were earned on AUM that we refer to as permanent capital. Our BDCs, by nature, are closed-end, permanent (or potentially permanent) funds with no mandatory redemption and potentially unlimited duration once listed. Substantially all of the AUM in our GP Capital Solutions and Real Estate products are also structured as permanent capital vehicles. The high proportion of permanent capital in our AUM provides a stable base and allows for our AUM to grow more predictably without having reductions in our asset levels due to ordinary redemptions. Our permanent capital base also lends stability and flexibility to our portfolio companies and Partner Managers, providing us the opportunity to grow alongside these companies and positioning us to be a preferred source of capital and the incumbent lender for follow-ons and other capital solutions to high-performing companies. As such, we are able to be a compelling partner for these firms as they seek capital to support their long-term vision and business development goals. The stability of our AUM base enables us to focus on generating attractive returns by investing in assets with a long-term focus across different periods in the market cycle.

•Significant embedded growth in current AUM with built-in mechanisms for fee revenue increases. While we expect to continue our successful fundraising track record to supplement our existing capital base, our current AUM, predominately permanent capital in nature, already provides for significant embedded growth. Of our $94.5 billion AUM base, $61.4 billion represents our current FPAUM. As of December 31, 2021, we have approximately $11.0 billion in AUM not yet paying fees, providing approximately $140.0 million of annualized management fees once deployed. In addition, to the extent any of our BDCs become publicly listed, under the advisory agreements the advisory fees from the applicable BDC could potentially increase, subject to any fee waivers or deferral arrangements agreed to by us and the applicable BDC.
•Stable earnings model with attractive margin profile. The majority of our revenues is generated from our stable management fees. Our predictable revenue base translates to a stable earnings model through a disciplined, efficient cost structure, producing strong profit margins and mitigating the risk of volatility in the profit margins. This allows our business model to maintain a disciplined cost structure and stable operating margins.
•Extensive, long-term relationships with a robust and vast network of alternative asset managers. We have extensive alternative asset manager relationships, which allow us to quickly and efficiently source potential investment opportunities for our products. We believe our deep relationships position us to receive “early looks” and “last looks” from alternative asset managers, which in turn, allow us to be highly selective in deciding which investments to pursue. We believe the depth and breadth of our relationships are predicated on several, differentiating features of our platform and that alternative asset managers value our team’s experience and deep focus both within products and across a broad spectrum of capital solutions. Our expansive set of product offerings allows us to provide flexible and creative solutions, and in tandem with our sizeable permanent capital base, enables us to provide access to scaled, sizeable commitments. Partner Managers in our GP Capital Solutions products also value our Business Services Platform, which provides strategic value-added services to our Partner Managers in five key areas: client development and marketing support, business strategy, product development, talent management, and operational advice. We expect our differentiated approach and broad spectrum of capital solution products will continue to strengthen our relationships, and we intend to further expand our network to fortify our position as a preferred partner for alternative asset managers and their portfolio companies.
•Increasing benefits of scale. We believe our robust, scaled platform presents us with a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Many institutional investors are concentrating their relationships in an effort to partner with dependable, scaled firms with proven track records that they have a high level of comfort with. Our scaled platform enables us to remain a partner of choice not only for borrowers, GPs and tenants, but also for investors. We believe we will not only maintain, but continue to expand our share of the market as a result of the high level of confidence investors have in our scaled capital solutions platform. Our ability to provide diversification and niche access points will continue to attract investor interest as they seek diversification and continue to value lower-correlation portfolio allocations.
Within Direct Lending, there is significant competition for loans below $50 million, but there are much fewer lenders capable of providing solutions over $100 million. Our differentiated approach and scaled direct lending platform allow us to capitalize on opportunities across the sizing spectrum—from loans below $50 million to loans over $1.0 billion. Our platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification in our portfolios. We believe our scale enables us to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders. We have significant available capital that allows us to provide scaled financing solutions, commit to full capital structures and support capital needs of borrowers. We believe being a total solutions provider also grants us a broader view of market opportunities, which allows us to continue operating as a market leader.
Within GP Capital Solutions, we have also established ourselves as a market leader, with a long track record, greatest amount of aggregate capital raised and largest number of publicly-announced deals. The target size of our current fund being raised, Fund V, is materially larger than the approximately $5 billion fund sizes of our main competitors. Our large base of stable capital not only enables participation in investments across the sizing spectrum, but also creates a competitive advantage by positioning us as a highly qualified buyer for minority stakes in large, established GPs. We believe that we also gain access to proprietary deal flow as a result of the market’s confidence in our ability to execute on large investments expeditiously. We believe our strong reputation in the market combined with our scale will continue to provide us with unique access to the most attractive sectors of the alternative asset management universe.

Within Real Estate, we have a targeted origination strategy that benefits from Oak Street’s strong network and allows us to be competitive with other net lease peers. Oak Street proactively builds and maintains strong relationships with large investment grade-rated and creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks, and structures mutually beneficial transactions with long lease durations, and in many cases, favorable pricing. We intend to leverage Oak Street’s corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. We believe our strong origination capabilities, conservative underwriting criteria and strong existing tenant relationships will allow our Real Estate products to purchase properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale.
Diverse, global and growing high-quality investor base. Our global investor base is composed of long-standing institutional relationships, as well as a quickly growing retail investor base. Our institutional clients include large domestic and international public and private pension funds, endowments, foundations, family offices, sovereign wealth funds, asset managers and insurance companies. Our retail clients include prominent wealth management firms, private banks, and high-net worth investors. As we continue to grow, we expect to retain our existing clients through our breadth of offerings. As of December 31, 2021, approximately 36% of our institutional investors are invested in more than one product, with many increasing their commitment to their initial strategy and additionally committing additional capital across our other strategies. We believe our diligent management of investors’ capital, combined with our strong performance and increasingly diversified product offerings has helped retain and attract investors which has furthered our growth in FPAUM and facilitated further expansion of our strategies. We also believe the global nature of our investor base enables significant cross-selling opportunities between our products and strategies. We are committed to providing our clients with a superior level of service. We believe our client-focused nature, rooted in our culture of transparency will help us continue to retain and attract high quality investors to our platform.
Industry-leading management team with proven track record. We are led by a team of seasoned executives with significant and diverse experience at the world’s leading financial institutions. Our best-in-class management team has considerable expertise across their respective product strategies, with a long track record of successful investing experience across multiple businesses and credit cycles. Members of our senior management have an average of over 25 years of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles. Additionally, our senior management team has experienced no turnover since the inception of our predecessor businesses which we believe has enabled us to build meaningful long-term relationships and partnerships with alternative asset managers as well as with our investors.
Alignment of interests with stakeholders. We consider the alignment of interests of our executive management team and other professionals with those of the investors in our products to be core to our business. AUM (inclusive of accrued carried interest) related to our executives and other employees totaled approximately $1.9 billion, which aligns their interests with our clients’ interests by motivating the continued high-performance and retention of our dedicated team of professionals.
Our Growth Strategy
We aim to continue applying our core principles and values that have guided us since inception in order to expand our business through the following strategies:
•Organically grow our core business. We expect to continue to grow AUM in our existing strategies, and intend to launch additional, successor permanent capital vehicles and similar long-dated products in the future. We will benefit from significant embedded growth in our current AUM that is not yet paying fees that can be realized as we continue to deploy and lever our existing capital base and as fee holidays in certain funds expire. We believe these key attributes, in conjunction with our ability to raise successor products in existing strategies, will continue to play a key role in our growth profile. We also expect to enhance our AUM growth by expanding our current investor relationships and also continuing to attract new investors.

•Expand our product offering. We plan to grow our platform by expanding our product offerings. We intend to take a diligent and deliberate approach to expansion, by adding products that are complementary, adjacent or additive to our current strategies. To date, our measured approach to growth through the addition of adjacent strategies has allowed us to continue delivering high performance to our dedicated investor base. We expect that as we continue to grow our existing strategies, there will be additional adjacencies that provide natural expansion opportunities. We believe through the disciplined expansion of our platform, we can continue to develop our breadth of offerings and further our position as a leading solutions provider. As we grow, we expect to attract new investors as well as leverage our existing investor base, as we have done with previous product launches.
•Leverage complementary global distribution networks. We are well positioned to continue to penetrate the growing global market. The success of our Direct Lending and Real Estate products to date has been primarily focused within the United States, while our GP Capital Solutions products have a more global investor base. We intend to continue fundraising both domestically and internationally. The favorable industry tailwinds are global in nature and we believe that there is additional market opportunity across the global landscape. As of December 31, 2021, 77% of capital raised was done so in the United States and Canada. We believe our strong network and track record of global fundraising has primed us to further extend our fundraising efforts across products and into additional international markets, as institutional investors across the globe are facing the same pressures and seeking the same positive attributes of the sector that have attracted domestic investors thus far. We also believe we have a significant opportunity to leverage Dyal Capital’s global fundraising capabilities and investor relationships to cross-sell our Direct Lending and Real Estate products, as well as utilize Owl Rock’s existing domestic retail channel to cross-sell our GP Capital Solutions products while increasing our global capabilities. The global market represents a large, and relatively untapped opportunity for many of our products that we believe will facilitate our pursuit of international expansion in the coming years, and position us to enter into less-developed markets where we can be a significant first-mover and play a key role in defining the markets.
•Enhance our distribution channels. As investors continue to increase their alternatives allocation in the search for yield, we believe we have the opportunity to continue diversifying our client base by attracting new investors across different channels. We intend to leverage our strong growth within and across our strategies as a means to add new investors to our growing family of funds. We have already begun executing on this strategy, with a notable influx of wealth management platforms and public and private pension fund investors in recent years. These additions helped further diversify our investor base which also includes, but is not limited to, insurance, family offices, endowments and foundations. In addition, we have continued to grow our relationships in the consultant community. We intend to be the premier direct lending and GP minority investing platform for investors across the institutional and retail distribution channels.
•Deepen and expand strong strategic relationships with key institutional investors. We have established invaluable relationships with strategic partners, consultants and large institutional investors who provide us with key market insights, operational advice and facilitate relationship introductions. We pride ourselves on continuing to foster these relationships as they are fundamental to our business and reflect the strong alignment of interests that are highly valued by our partners. As of December 31, 2021, eight institutional investors have committed at least $1.0 billion across our strategies, 25 have committed at least $500 million, and 48 have committed at least $250 million. Our strategic partnerships allow us to craft customized solutions tailored to the objectives of our clients, while reflecting the breadth of our capabilities across our strategies. We also have important relationships with sponsors, wealth management firms, banks, corporate advisory firms, industry consultants and other market participants that we believe are of significant value. As we continue to grow, both organically and through product and geographic expansion, we will continue to pursue the addition of incremental key strategic partners.
•Opportunistically pursue accretive acquisitions. In addition to our various avenues of organic growth, we intend to diligently evaluate acquisition opportunities that we believe would be value-enhancing to our current platform. These could include acquisitions that would expand the breadth of our product offerings, further develop our investor base, or facilitate our plans for global expansion. We believe that as the market continues to evolve, there will be numerous opportunities for us to consider, of which we intend to only pursue the most accretive acquisitions.

Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and asset basis. We face competition both in the pursuit of investors for our products and investment opportunities. Generally, our competition varies across product lines, geographies and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breath of our product offering, business reputation and the level of fees and expenses charged for services. We compete for investment opportunities at our funds based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation and price, and we expect that competition will continue to increase.
Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees. See “Risk Factors—Risks Related to Our Business and Operations—Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.”
Direct Lending
Our competition as an asset manager and financing source to middle market companies consists primarily of other asset managers who focus principally on credit funds, including BDCs, and other credit products. We also compete with public and private funds, BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “Risk Factors—Risks Relating to Our Businesses and Operations—The investment management business is intensely competitive.”
GP Capital Solutions
Our GP Capital Solutions products currently have limited direct competition from organizations dedicated to acquiring stakes in large institutionalized private capital managers. More recently, a limited number of asset managers have begun acquired minority stakes in certain private capital managers. Such institutions may compete with us for similar investments in the future. We believe, however, that this limited number of competitors is likely to persist, as conflicts of interest and regulatory restrictions make purchasing minority stakes in private capital managers challenging for financial institutions and private equity firms.
With respect to our GP Debt Financing strategy, many banks provide revolving lines of credit to private equity managers, but these credit lines are typically short duration, amortize and require blanket personal guarantees. A small number of firms, provide structured or preferred equity to private capital managers, but these investments are also structurally very different from our products’ long-term loans. We believe that this limited amount of competition is likely to persist, as conflicts of interest, regulatory restrictions, capital constraints and other considerations make lending to private capital managers challenging for financial institutions, insurance companies and other private market firms.
Our current GP Capital Solutions strategies compete with among others, a number of private equity funds, specialized funds, hedge funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including the owners of certain of our shareholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase. See “Risk Factors—Risks Related to Our Business and Operations—The investment management business is intensely competitive.” We compete globally and on a regional, industry and asset basis.

Real Estate
Oak Street has remained the only net let lease private equity manager dedicated exclusively to transacting with investment grade rated and other creditworthy counterparties. The more stable and predictable nature of the net lease sector has brought additional competition into the space in recent years. Historically, such competition has primarily come from net lease REIT’s (publicly traded and non-traded), other private equity real estate funds, and high net worth buyers.
Competitors in the publicly traded net lease sector generally exhibit less stringent criteria than us with respect to pricing and lease durations, and their portfolios are comprised substantially with non-investment grade credits, shorter average lease terms, and meaningful near-term lease rollover. Additionally, many net lease peers focus on acquiring retail properties with an average deal size of less $10 million, whereas our Real Estate products’ transactions are typically $100 million and greater in size.
Competition from other private equity funds has grown, as many have either shifted their current real estate focus to building net lease teams or acquired existing net lease strategies. Despite this increased activity, competition with our Real Estate products on the deal level has remained relatively low, as those strategies concentrate their efforts in the non-investment grade space, prefer to develop properties themselves, and to deploy capital in sectors that are outside of our traditional focus of: industrial assets, mission critical office properties and essential retail. High net worth buyers have been formidable competitors and active acquirers of retail assets under $8 million; they tend to be less price sensitive and there are usually wide pools of potential buyers for these assets. As the monetization of real estate through sale-leasebacks continues to gain traction as a capital allocation tool for companies, we expect the net lease sector to grow even larger, and that will continue to attract more competition into the space.
Human Capital
As of December 31, 2021, we had approximately 350 full-time employees, including over 100 investment professionals across nine offices globally.
As an alternative asset manager, our people are the key to the success of our business. We rely significantly on our talented team, leveraging a wide variety of investment, management, business and other skills and expertise, to create value for shareholders and investors in our products. We aim to build a team that is driven and embraces an inclusive culture where our team members are engaged and work collaboratively across the organization.
Compensation and Benefits
We design our compensation programs to motivate and retain employees and align their interests with those of our shareholders. In particular, annual bonuses for our executives and other senior employees involves a combination of cash and deferred equity awards in the form of Incentive Units and RSUs (as defined in Note 1 to the Financial Statements). The proportion of compensation that is deferred and at risk of forfeiture generally increases as an employee’s level of compensation rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in Incentive Units and RSUs. To further align their interests with those of investors in our products, our employees have the opportunity to make investments in or alongside our products. We also provide our employees robust health and other wellness offerings, as well as a variety of quality of life benefits, including time-off and family planning resources. We believe our approach to compensation and benefits are consistent with companies in the alternative asset management industry and enables us to attract and retain best-in-class talent in our industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program.
Diversity, Equity and Inclusion
Blue Owl is committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion. We prize diversity in our team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds.
•Embracing our differences. We embrace and encourage our differences that make us unique. We believe that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to the long-term success of our firm.
•Strategic priorities. Continuing to develop as a more diverse, equitable and inclusive firm is a strategic priority for Blue Owl that we believe will further enhance our work environment and overall business. Our commitment to diversity and inclusion is relevant to all areas of the firm’s business.

•Corporate practices. We focus on diversity, equity and inclusion in our corporate practices and policies, including: recruitment and hiring; compensation and benefits; professional development and training; promotions; transfers; and social and recreational programs. We also believe diversity, equity, and inclusion is an important component of any environmental, social, and governance program, and are committed to actively engaging with our investment teams on integrating our corporate philosophy into our investment culture.
•Leadership. While our ongoing efforts are championed at the Blue Owl founder-level and executed upon by senior leaders across all business areas of the firm, we strongly believe that these efforts should be employee led. Our aim is to have diversity, equity and inclusion be part of the very fiber of our entire employee population.

MUTUAL RESPECT	EXCELLENCE	CONSTRUCTIVE DIALOGUE	ONE TEAM
BLUE OWL’S CORE VALUES

Organizational Structure
The Registrant is a publicly traded holding company, and its primary assets are ownership interests in the Blue Owl Operating Partnerships, which are held indirectly through Blue Owl GP. We conduct our business through the Blue Owl Operating Group. See Note 1 to our Financial Statements for a description of the various share and unit classes outstanding at the Registrant and Blue Owl Operating Partnership levels.
The diagram below depicts a simplified version of our organizational structure as of December 31, 2021. Ownership percentages are based on shares and units that are fully participating in dividends and distributions as of December 31, 2021.
Economic and voting percentages above do not include the potential dilutive impact of the exercise of warrants to purchase Class A Shares, as well as RSUs, unvested Incentive Units and Oak Street Earnout Units, as these interests do not participate in dividends and distributions (other than to the extent of certain tax distributions on unvested Incentive Units). See Note 1 to our consolidated and combined financial statements for additional information on these interests.

Regulatory and Compliance Matters
Our business, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Risk Factors—Risks Related to Our Business and Operations—Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”
Rigorous legal and compliance analysis of our businesses and investments made by our products is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of and compliance with key global policies, procedures and code of ethics. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the European Union (the “EU”) and for personal data exported outside the EU, and the California Consumer Privacy Act, which creates new rights and obligations related to personal data of residents (and households) in California. Any determination of a failure to comply with any such laws or regulations could result in fines or sanctions or both, as well as reputational harm. As these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.
SEC Regulations
We provide investment advisory services through several entities that are registered as investment advisers with the SEC pursuant to the Advisers Act. Our BDCs elect to be regulated under the Investment Company Act and the Exchange Act and, in certain cases, the Securities Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the Investment Company Act, together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an adviser’s registration.
Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; and conflicts of interest.
The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our registered investment advisers are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including realized performance income or carried interest; solicitation arrangements; maintaining effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures to ensure compliance.

A significant portion of our revenues are derived from our advisory services to our BDCs. The Investment Company Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our BDCs, each of our BDCs is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contract with our BDC; approving certain service providers; determining the valuation and the method for valuing assets; and monitoring transactions involving affiliates and; approving certain co-investment transactions. The advisory contracts with each of our BDCs may be terminated by the shareholders or directors of such BDC on not more than 60 days’ notice, and are subject to annual renewal by each respective BDC’s board of directors after an initial two-year term.
Generally, affiliates of our BDCs are prohibited under the Investment Company Act from knowingly participating in certain transactions with their affiliated BDCs without prior approval of the BDC’s board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser.
Certain of our products are permitted to co-invest with other products managed by us as a result of exemptive relief granted by the SEC, so long as such transactions are negotiated in a manner consistent with our BDCs’ investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, provided that certain directors of any of our participating BDCs make certain determinations. Our investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in the investment portfolios of our BDCs and other of our products that could avail themselves of the exemptive relief. Additionally, we have been granted exemptive relief to permit certain of our BDCs to offer multiple classes of shares of common stock and to impose asset-based distribution fees and early withdrawal fees.
Other Regulators; Self-Regulatory Organizations
In addition to the SEC regulatory oversight we are subject to under the Investment Company Act and the Advisers Act, there are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities.
Blue Owl Securities is registered as a broker-dealer with the SEC, which maintains registrations in many states, and is a member of FINRA. As a broker-dealer, Blue Owl Securities is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to Blue Owl Securities in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, Blue Owl Securities is, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.
Blue Owl Capital UK Limited (“Blue Owl UK”) is an entity organized and operating in the United Kingdom whose employees assist in the marketing and distribution of Blue Owl funds in Europe, the Middle East, and Africa. Blue Owl Capital HK Limited (“Blue Owl HK”) is an entity organized and operating in Hong Kong whose employees together with the employees of Blue Owl Capital Singapore Pte. Ltd. (“Blue Owl Singapore”), an entity organized and operating in Singapore assist in the marketing and distribution of Blue Owl funds in the Asia-Pacific region. Blue Owl HK is registered with the Hong Kong Securities & Futures Commission. Blue Owl Capital Canada ULC (“Blue Owl Canada”) is an entity organized and operating in Canada whose employees assist in the marketing and distribution of Blue Owl funds in Canada.

Item 1A. Risk Factors.
Risks Related to Our Business and Operations
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our products and our products’ investments operate and could potentially negatively impact us, our products or our products’ investments.
The COVID-19 pandemic has adversely impacted global commercial and economic activity and contributed to significant volatility in certain equity and debt markets. The impact of the outbreak continues to develop and many countries, including the United States, and states and municipalities in which we and our products’ investments operate, have instituted quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Individual businesses and industries are also implementing similar precautionary measures. Those measures, as well as the general uncertainty surrounding the dangers and effects of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, commercial real estate, entertainment and other industries, including industries in which certain of our products, borrowers, Partner Managers and their respective investments operate and invest. The effects of COVID-19 have led to significant volatility and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, particularly as new variants, including the Delta and Omicron variants, continue to emerge, the potential effects, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. This uncertainty has been exacerbated by issues with the availability and acceptance of vaccines both in the United States and globally. The continued spread of the virus globally could lead to a protracted world-wide economic downturn, the effects of which could last for some period after the pandemic is controlled and/or abated.
The extent of the impact of the COVID-19 pandemic on us and our products’ operational and financial performance will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued or renewed implementation of travel advisories and restrictions, the widespread availability and acceptance of vaccines, the impact of the public health emergency on overall supply and demand, staffing and attrition levels, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. Significant volatility and declines in valuations in the global markets as well as liquidity concerns may impair our ability to raise funds or deter fund investors from investing in new or successor funds that we are marketing. Actions taken in response to the COVID-19 pandemic (whether imposed by governments or adopted by businesses or individuals) may give rise to difficulty marketing and raising new or successor funds due to shelter-in-place orders, travel restrictions and social distancing requirements implemented or undertaken in response to the COVID-19 pandemic, which may lower or delay anticipated fee revenues. For existing funds, those actions may slow the pace of investment activity, by, for example, hindering the diligence process. This, in turn, could adversely affect the timing of raising capital for new or successor funds, the terms that might be offered and the management fees we earn on our products that generate fees based on invested (and not committed) capital. In addition, cash flows from management fees may be impacted by, among other things, a failure of our clients to meet capital calls. Borrowers of loans and other credit instruments made by our products may be unable to make their loan payments on a timely basis and meet their loan covenants, resulting in a decrease in value of our products’ credit investments and lower than expected returns.
We are continuing to monitor the impact of COVID-19 and related risks, including risks related to the ongoing spread of COVID-19 (including the Delta and Omicron variants) and efforts to mitigate the spread and deployment of vaccines. However, the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on us. If the spread and related mitigation efforts continue, our business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our businesses are affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our clients and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including wars and the most recent and rapidly evolving tensions between Russia and Ukraine as well as other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics. Those factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. The extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine may cause additional financial market volatility and impact the global economy as the situation continues to evolve.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, companies in which our funds invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations (including to the extent that they are Partner Managers, raising additional capital) and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our funds. Negative financial results in our funds’ portfolio companies may reduce the net asset value of our funds, result in the impairment of assets and reduce the investment returns for our products, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor funds. In addition, those conditions would increase the risk of default with respect to credit-oriented or debt investments by our products.
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
As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. On October 7, 2021, we ceased to be an “emerging growth company” as defined in the JOBS Act. The changes necessitated by being a publicly listed company and ongoing compliance with these rules and regulations require a significant commitment of additional resources and management oversight, which increases our operating costs and could divert the attention of our management and personnel from other business concerns. Further, to continue to comply with the requirements of being a public company, we have undertaken various actions, such as implementing new internal controls and procedures and hiring additional accounting and internal audit staff.
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
In addition, our internal resources and personnel may in the future be insufficient to avoid accounting errors, and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors in our common stock or investors in our products to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and/or investors’ confidence in our products. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees. As a public company, we are required, among other things institute comprehensive compliance and investor relations functions. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, cash flows and results of operation. Failure to comply with the requirements of being a public company could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.
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
The management fees of our BDCs and management fees and performance income of our private funds comprise a substantial majority of our revenues and a reduction in fees could have an adverse effect on our results of operations and the level of cash available for distributions to our shareholders.
BDCs
The investment advisory agreements we have with each of our BDCs categorize the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on the average fair value of our BDC’s gross assets (excluding cash and cash equivalents) or average fair value of gross assets (excluding cash) plus undrawn commitments, (b) Part I Fees and (c) Part II Fees. We classify the Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If any of our BDCs’ gross assets or net investment income (before Part I Fees and Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the inability or increased cost to obtain or maintain borrowings for each of our BDCs, the amount of the fees we receive from our BDCs, including the base management fee and the Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the Part II Fees are not paid unless each of our BDCs achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), each of our BDCs’ Part II Fees payable to us are variable and not predictable. Our advisory agreements typically provide that the rates at which we earn advisory fees from our BDCs increase after our BDCs are publicly listed (where before the listing the advisory fees typically are a reduced management fee with a reduced or no Part I or II fees). If our BDCs do not become publicly listed on anticipated timeframes or at all for any reason, including the poor share performance of our BDCs, Blue Owl will not benefit from this increase, and those BDCs may need to return their capital to investors, further reducing our management fees. We may also, from time to time, (a) waive or voluntarily defer any fees payable to us by our BDCs or any BDCs that we may manage after the date hereof and (b) restructure any existing fee waivers granted by us to our BDCs so that such of our BDCs will be obligated to pay fee amounts that are less than the full fee amounts owed to us pursuant to the terms of the applicable advisory agreement between us and such BDC, and the duration and extent of such waivers and deferrals in each of (a) and (b) may need to be significant to support continued fundraising. In addition to those arrangements, we have entered into and in the future may enter into expense supporting arrangements with certain of our BDCs where we pay or reimburse certain expenses of our BDCs in order to support their target dividend payments.
Our investment advisory and management agreements with our BDCs renew for successive annual periods subject to the approval of the applicable BDC’s board of directors or by the affirmative vote of the holders of a majority of such BDC’s outstanding voting securities. In addition, as required by the Investment Company Act, the investment advisory agreements with our BDCs generally may be terminated without penalty upon 60 days’ written notice to the other party. Termination or non-renewal of any of these agreements would reduce our revenues significantly and could have a material adverse effect on our financial condition.

Private Funds: Management Fees
For our other non-BDC Direct Lending products, as well as GP Capital Solutions and certain Real Estate products, which we refer to as our private funds, we enter into investment advisory agreements whereby we generally receive base management fees from the inception of such fund through the liquidation of such fund or for most of our GP Capital Solutions products for a set period. Non-BDC Direct Lending products have a base management fee that is typically based on a percentage of gross asset value (which includes the portion of such investments purchased with leverage), whereas our GP Capital Solutions products have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event for a Dyal Capital fund (generally either the end of the investment period or, for certain funds, when the fund’s commitments become substantially invested or drawn), is adjusted to a lower percentage of the fund’s cost of unrealized investments, subject to impairment losses for certain funds. Following the management fee step down event, the management fee we receive will be reduced when a fund realizes investments or in certain cases when there are permanent changes to the cost basis of unrealized investments. While those funds are not required to realize assets as of any date, there is an obligation to explore liquidity strategies with respect to a fund, and should a liquidity strategy event occur prior to the management fee end date, it could cause a reduction in the amount of management fees we are otherwise entitled to receive. Further, any realization of assets will be within the control of certain of our employees who own an interest in a portion of the carried interest that does not belong to us and who may have an incentive to effect a realization earlier than one otherwise would expect had carried interest not been applicable.
As our private funds generally have end dates for paying management fees, our revenues will decline in respect of such funds if we are unable to successfully raise successor funds that replace the management fee payments that terminate on the older funds or such successor funds do not generate fees at the same rate. Additionally, given that such management fees are often based on gross asset value, acquisition costs or invested capital, either throughout the fund term or, in some cases following their investment period, the management fee received in respect of such fund will be reduced when a fund realizes investments or if the value of an investment is impaired. During the investment period of many funds, the fund expects to actively recycle capital into new investments, which would have the impact of replacing investments that have been realized during the investment period, but there are many factors that may limit our ability to effectively recycle capital and realize the full fee potential of any particular fund. For many Direct Lending funds, the gross asset value used as the base for the management fee includes investments purchased with leverage. If we are unable to obtain leverage at the expected level, or at all, this will have a negative impact on our ability to realize the full fee potential of any particular fund.
Further, our right to receive management fees can be impaired by certain actions of investors in a private fund. Our private funds generally provide investors with: (1) the right to terminate such fund on both a cause basis and a no fault basis; (2) the right to remove us as manager of a fund for cause; and (3) the right to create an early step down event with respect to a fund on a cause basis. If the investors exercised their right to vote for an early termination, we would typically continue to receive management fee through the liquidation of such fund, but we could face pressure to liquidate investments earlier than we otherwise believe is appropriate to maximize the value of such investment. Certain funds also provide investors with the right to remove the general partner of such fund on a cause basis. Upon the removal of the general partner of a fund becoming effective, the investment advisory contract in respect of such fund will cease to exist and our rights to payment of management fee will terminate. In some cases, investors may also have the right to redeem after certain periods of time or following regulatory or key person concerns, which would also reduce the base on which fees are charged. In other cases, after an initial lock up period, investors may issue redemption notices with respect to their interests; as such interests are redeemed, the fees will decrease unless we are able to find new investors to replace those redeeming.
Notwithstanding the formulas for calculating management fees provided in the governing documents for our products, Blue Owl has provided (and expects to provide in the future) discounts to investors on such fees based on the size of their commitments to the fund (or Blue Owl funds generally), the timing of their commitments to the fund or other factors that Blue Owl deems relevant. Certain investors are effectively given management fee discounts through specified interests and discounts with respect to carried interest or performance income through the grant of participation rights, fee rebates or revenue shares. Although such discounts will typically be awarded in circumstances where Blue Owl management believes there will ultimately be long-term benefits to Blue Owl, there can be no assurance that the ultimate benefit attained will be commensurate with the discount awarded, or as to how long it may take to recoup such value.

Private Funds: Carried Interest
The general partner or an affiliate of certain of our private funds that are not BDCs may be entitled to receive carried interest from a fund based on cumulative fund performance to date. Carried interest entitles the general partner (or an affiliate) to a special allocation of income and gains from a fund, and is typically structured as a net profits interest in the applicable fund. Carried interest is generally calculated on a “realized” basis, and the recipient is generally entitled to a carried interest based upon the net realized income and gains often taking into account certain unrealized losses generated by such fund. Net realized income/gains or loss is not netted between or among funds.
If the investments we make on behalf of our funds or separate accounts perform poorly, we may suffer a decline in our realized performance income, which may limit our ability to pay dividends. For most funds, the carried interest is subject to a preferred return of 8%, subject in most cases to a catch-up allocation to the general partner. Generally, if at the termination of fund, the fund has not achieved investment returns that exceed the preferred return threshold, the general partner may not be entitled to a share of the carried interest. Additionally, similar to management fees as described above, if the fund is terminated early by the investors or the general partner is removed by the investors of a fund, this may have a negative impact on the value of investments, which will then reduce the carried interest allocations to the general partner, and, in the instance where the general partner is removed for cause, a penalty reduction may be assessed against any remaining carried interest. Amounts that could otherwise go to satisfy dividend payments may be deferred or reserved to satisfy potential repayment obligations.
Although Blue Owl is only entitled to 15% of this realized performance income, the remainder of this revenue stream is owned by entities not controlled by us, including to investors in such entities that otherwise might serve as professionals of Blue Owl. Blue Owl may be misaligned from these investors, as a portion of this income would qualify for long-term capital gains in the hands of such individuals, whereas Blue Owl, as a U.S. corporation, will not receive preferential treatment for long-term capital gains and may be limited in deducting capital losses. Furthermore, to the extent such investors currently benefit from such long-term capital gains treatment, they may not be entitled to this treatment in perpetuity. For example, U.S. federal income tax law now generally imposes a three-year holding period requirement for carried interest to be treated as long-term capital gain. The holding period requirement may result in some of the carried interest received by such persons being treated as ordinary income, which would materially increase the amount of taxes paid by such persons. The tax treatment of carried interest may continue to be area of attention for the federal and state governments.
Other Fee Income
We also receive fee income for providing services to certain portfolio companies of our products. Such services include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. Certain types of transaction-related fees are required to be distributed to the Blue Owl funds and other products under the terms of our Co-investment Exemptive Order, as discussed in “Conflicts of interest may arise in connection with co-investments between our private funds and our BDCs” below, or are required to be distributed to investors in our products or offset against management fees that would otherwise be payable pursuant to the terms of the governing agreements of the relevant vehicles, while other types of related fees may be retained by us with no offset against management fees and contribute to our revenues and, ultimately, to our net income. We may decide not to seek those fees for any reason, including market conditions and expectations. Our ability to receive and retain those fees, and to continue to receive and retain those fees in the future, is dependent on the terms we negotiate with investors in our products, our ability to successfully negotiate for those fees with underlying portfolio companies, the permissibility of receiving and retaining those fees under the relevant legal and regulatory frameworks, and our business determination to negotiate for those fees. As a result, any change to the willingness of portfolio companies to bear those fees, the terms of our products that permit us to receive and retain those fees, the legal and regulatory framework in which we operate or our willingness to negotiate for those fees with portfolio companies of our products, could result in a decrease to our revenues and net income, and ultimately decrease the value of our common stock and our dividends to our shareholders. In addition, the fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our products could adversely affect the amount of fees generated.
Our growth depends in large part on our ability to raise new and successor funds. If we were unable to raise such funds, the growth of our FPAUM and management fees, and ability to deploy capital into investments, earning the potential for performance income, would slow or decrease, all of which would materially reduce our revenues and cash flows and adversely affect our financial condition.

A significant portion of our revenue from our products in any given period is dependent on the size of our FPAUM in such period and fee rates charged on the FPAUM. We may not be successful in procuring investment returns and prioritizing services that will allow us to maintain our current fee structure, to maintain or grow our FPAUM, or to generate performance income. A decline in the size or pace of growth of FPAUM or applicable fee rates will reduce our revenues. A decline in the size or pace of growth of FPAUM or applicable fee rates may result from a range of factors, including:
•Volatile economic and market conditions, which could cause fund investors to delay making new commitments to alternative investment funds or limit the ability of our existing funds to deploy capital;
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in fund investors allocating increased amounts of capital away from alternative asset managers; and
•Continuation or amplification of general trends within the investment management industry towards lower fees including through direct reductions, deferrals, rebates or other means, which may also result in our competitors operating based on fee structures with which we are unable to successfully compete.
In response to those trends, we may, in certain cases, lower the fees we charge or grant fee reductions or specified interests or periodic holidays in order to remain competitive;
•Poor performance of one or more of our products, either relative to market benchmarks or in absolute terms (e.g., based on market value or net asset value of our BDCs’ shares), or compared to our competitors may cause fund investors to regard our funds less favorably than those of our competitors, thereby adversely affecting our ability to raise new or successor funds;
•Our funds may engage in strategic transactions or other dispositions that reduce the cost basis upon which we charge management fees with respect to one or more of our funds. For example, a fund may sell all or a portion of its interests in portfolio companies that causes such fund’s management fee base to be reduced; and
•Certain of our funds contain “key person” provisions or other provisions allowing investors to take actions following certain specified events. The occurrence of one or more of those events prior to the end of a fund’s investment period could result in the termination of a fund’s investment period and a material decrease in the management fees paid by such fund or, in certain cases, cessation of the funds.
Our products may suffer losses if our Partner Managers are unable to raise new funds or grow their AUM.
As our GP Capital Solutions products’ investments in Partner Managers are intended to be held for an indefinite duration, we are dependent upon the ability of our Partner Managers to execute successfully their investment program and grow their assets under management. In the event that a Partner Manager is unable to grow their assets under management or such Partner Manager’s investment returns fail to meet expectations, the returns attributable to such investment may be reduced or our products may suffer a loss on such investment. A Partner Manager’s failure to grow assets under management may result from a range of factors common to asset managers, including factors to which we are subject ourselves, or specific factors attributable to its business including the departure of key persons, the inability of such Partner Manager to diversify into new investment strategies, investment performance and regulatory enforcement actions.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. Maintaining our reputation is critical to attracting and retaining fund investors and for maintaining our relationships with our regulators, sponsors, Partner Managers, potential co-investors and joint venture partners, as applicable. Negative publicity regarding our company, our personnel or our Partner Managers could give rise to reputational risk that could significantly harm our existing business and business prospects. We are also currently subject to and may be subject in the future to litigation between ourselves and our Partner Managers, which may harm our reputation.

Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to our products or the investments made by our products.
Our products compete with a number of specialized funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including certain of our shareholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase. In addition, our BDCs and other Direct Lending products compete with a number of other BDCs, private funds, commercial banks, and other financial institutions.
Numerous factors increase our competitive risks, including, but not limited to:
•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•Some of our products may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements that potential clients of ours may find more appealing;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our products, including our products that directly use leverage or rely on debt financing of their portfolio investments to generate superior investment returns;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make;
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace;
•Some of our competitors may have more flexibility than us in raising and deploying certain types of funds under the investment management contracts they have negotiated with their fund investors; and
•Some of our competitors may offer a broader investment platform and more partnership opportunities to portfolio companies than we are able to offer.
Certain of our strategic relationship investors (including early-stage investors in new products) may be granted the right to participate in the net profits of our advisory business attributable to certain strategies or products.
Certain investors in our products have been granted, and may in the future receive various forms of, participation rights. with respect to certain strategies, product lines or products, including, but not limited to, the right to: (1) the net profits or gross revenues of certain businesses; (2) the gross management fee revenue derived from certain strategies; (3) shares in net operating income that would otherwise be earned by us with respect to management fees, and (4) shares in a percentage of management fees. To the extent gross revenue participations or similar arrangements are offered, they will reduce the revenue earned by us, but we will continue to bear all applicable expenses, even if the product is not generating positive cash flow. We may also offer our employees the opportunity to participate in certain types of these arrangements in certain circumstances as a way of compensating or incentivizing employees. There is generally no limitation on the size or the duration of future economic sharing arrangements.

In addition, in the ordinary course we may offer fee discounts to investors in existing and future funds and we expect to continue to waive fees for many or all of our co-investments. We currently expect, at least in certain instances, to continue to offer these economic sharing arrangements to our strategic relationship investors (which may include certain of our shareholders) in the future, which may reduce the revenues ultimately earned by us in respect of these products, although it is hoped in many instances this will be balanced by the broader strategic benefits.
Conflicts of interest may arise in our allocation of capital and co-investment opportunities.
As an asset manager with multiple clients, including our various product lines, we confront conflicts of interests relating to our investment activities and operations. In particular, our allocation of capital and co-investment opportunities across our products are subject to numerous actual or potential conflicts of interest. Although we have implemented policies and procedures to address those conflicts, our failure to effectively identify and address them could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses that could lead to applicable penalties, as well as increased regulatory oversight of our business.
Potential conflicts of interest in allocation among funds
Certain of our products may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. We may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, including but not limited to differences with respect to available capital, the current or anticipated size of a fund, minimum investment amounts, the remaining life of a fund, differences in investment objectives, guidelines or strategies, diversification, portfolio construction considerations and other considerations deemed relevant to us and in accordance with our policy. Although we have adopted investment allocation policies and procedures that are designed to ensure fair and equitable treatment over time, and expect these policies and procedures to continue to evolve, those policies and procedures will not eliminate all potential conflicts. Certain investment opportunities may be allocated to certain funds that have lower fees or to our co-investment funds that pay no fees. To the extent that those investments could otherwise have been allocated to funds generating FPAUM, our revenues will be less than what would otherwise have been generated were those investments made through fee paying structures.
Potential conflicts of interest in connection with co-investments between our private funds and our BDCs
Our BDCs are permitted to co-invest in portfolio companies with each other and with affiliated investment funds in negotiated transactions pursuant to an SEC order (the “Co-investment Exemptive Order”). Pursuant to that exemptive relief, our BDCs and other affiliated investment funds generally are permitted to make such co-investments if a “required majority” (as defined in Section 57(o) of the Investment Company Act) of such BDC’s directors (including the independent directors) makes certain conclusions in connection with the co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to such BDC and its shareholders and do not involve overreaching in respect of such BDC or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of such BDC’s shareholders and with its investment objective and strategies, and (3) the investment by one of our BDCs and other affiliated investment funds would not disadvantage any other of our BDCs, and such BDC’s participation would not be on a basis different from or less advantageous than that on which the other BDCs or other affiliated investment funds are investing. The different investment objectives or terms of the BDCs and affiliated investment funds may result in a potential conflict of interest, including in connection with the allocation of investments among our BDCs and/or our affiliated investment funds pursuant to the Co-investment Exemptive Order or otherwise.
As a result of our structure, our GP Capital Solutions products are affiliated investment funds of our BDCs and are prohibited from co-investing with our BDCs, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. Those restrictions may limit the ability of the GP Capital Solutions products to make certain investments they otherwise may have made, and subject our products to additional compliance and regulatory risk. While it is not currently anticipated that there will be substantial overlap in the investment opportunities pursued by our BDCs, on the one hand, and the GP Capital Solutions products, on the other hand, the Co-investment Exemptive Order will require that any opportunities that are appropriate for both our BDCs and our GP Capital Solutions products will need to be offered to our BDCs and any such investments, if made, will need to be conducted in compliance with the conditions of the Co-Investment Exemptive Order and other requirements under the Investment Company Act. These restrictions also apply to our other Direct Lending and Real Estate products and may apply to additional product lines in the future.

Conflicts related to investments by several of our products at different levels of the capital structure of a single portfolio company or Partner Manager.
Different funds that we advise and/or our BDCs may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, one of our products may acquire debt positions in, or lend to, companies in which another of our products owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the company were to experience financial distress. In addition, if one of our BDCs is an investor in a portfolio company alongside other of our BDCs or affiliated investment funds we advise that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit us from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle those conflicts when they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address those conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
Conflicts of interest may arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those allocations.
As an asset manager with multiple funds, we regularly make determinations to allocate costs and expenses both among our funds and between our funds and their investment advisors. Certain of those allocation determinations are inherently subjective and virtually all of them are subject to regulatory oversight. Any allocation or allegation of, or investigation into, a potential violation could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses and any applicable penalties, as well as increased regulatory oversight of our business. In addition, any determination to allocate fees to the applicable investment adviser or Blue Owl could negatively affect our net income, and ultimately decrease the value of our common stock and our dividends to our shareholders. Similar considerations arise when allocating expenses to, or away from vehicles to which specified interests apply.
Allocation of costs and expenses among our funds and between our funds and applicable management companies
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our funds, including the extent to which services provided by certain employees and associated costs are allocable to certain funds. Our funds generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the funds and the offering of interests in the funds. Such determinations often require subjective judgment and may result in the management company, rather than our funds, being allocated certain fees and expenses. In addition, our funds generally pay all expenses related to the operation of the funds and their investment activities, in certain cases subject to caps. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses, incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among our products, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our funds bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our funds having to bear some portion of these costs as well as reputational risk. In addition, for funds that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by the applicable management company, which will reduce the amount of net fee income we receive for providing advisory services to the funds. For example, Dyal Capital has developed a Business Services Platform that provides strategic services to Partner Managers, certain areas. Certain expenses associated with the Business Services Platform (“BSP Expenses”) are allocated among, and payable by, each of the GP Minority Equity Investment funds (“Dyal Equity Funds”). Those Dyal Equity Funds are generally allocated an amount equal to their pro rata allocation of BSP Expenses based on the relative number of Partner Managers in which investments are held from time to time by each of those funds; provided that the amount of BSP Expenses borne by a particular Dyal Equity Fund is subject to certain caps specified in its respective governing documents. In addition, Dyal Fund V provides for a minimum payment for BSP Expenses, which to the extent such minimum exceeds Dyal Fund V’s otherwise allocable share of such expenses, reduces the amounts of BSP Expenses borne by the other Dyal Equity Funds. It is expected that any successor fund to Dyal Fund V would similarly share in BSP Expenses.

We are required to bear any BSP Expenses allocated to a Dyal Equity Fund that exceeds the fund’s cap on those expenses. In addition, in certain instances, we expect to determine not to allocate or charge certain BSP Expenses to the Dyal Equity Funds, or to a particular fund, in response to regulatory, fund investor relations, governance or other applicable considerations and determine instead for those BSP Expenses to be borne by us. Any such determination could have the effect of materially reducing the reimbursement payments received by us with respect to the Business Services Platform or result in losses attributable to certain activities thereof. The allocation methodology for allocating BSP Expenses and other similar expenses is complex and subject to interpretation. Accordingly, there can be no assurance that any conflict arising from these allocations of expenses will be resolved in a manner responsive to the interests of all of our clients, which could damage our reputation.
The activities of the Business Services Platform and the allocation of BSP expenses have in the past been subject to an SEC order. These and other expense allocation practices could in the future be subject to regulatory scrutiny.
Existing and future relationships between or among our Partner Managers, our products and their limited partners could give rise to actual or perceived conflicts of interest.
Certain of our GP Capital Solutions products’ Partner Managers directly or through their investment funds, own securities in Blue Owl or its subsidiaries. Additionally, Dyal Fund IV has a passive minority equity interest in Owl Rock Feeder and became an indirect equityholder in Blue Owl upon consummation of the Business Combination. As a result, Dyal Fund IV will, to the extent it holds shares of Blue Owl, be entitled to vote on matters submitted to shareholders of Blue Owl generally, including with respect to the election of directors. In addition, a controlled affiliate of Blue Owl will serve as investment manager to Dyal Fund IV. Dyal Fund IV may have different interests, including different investment horizons, than Blue Owl generally or the Dyal Principals specifically. However, any decision made with respect to holding or disposing of Dyal Fund IV’s interest in Blue Owl will be determined by such Blue Owl affiliate, as investment manager to Dyal Fund IV, in a manner consistent with its statutory and contractual duties to Dyal Fund IV. Because those decisions will be made independent from consideration of Blue Owl’s interests, they may, due to a range of factors, conflict with Blue Owl’s own interests at such time.
GP Capital Solutions products hold minority, noncontrolling interests in a broad range of Partner Managers. Those Partner Managers may, from time to time, directly or through their funds, enter into transactions or other contractual arrangements with us or our products outside of the GP Minority Equity Investments strategy, including our private funds, BDCs and Real Estate products, or between or among one another in the ordinary course of business, which may result in additional conflicts of interest. None of those transactions or other contractual arrangements are believed to be currently material to our operations or performance but there may be material transactions entered into in the future.
Even if those relationships do not create actual conflicts, the perception of conflicts in the press or the financial community generally could create negative publicity with respect to Blue Owl, which could adversely affect the relationships of with our product investors.
Debt investments in Partner Manager investments by the funds.
Portfolio companies of funds managed by our Partner Managers may also be borrowers under debt facilities or instruments owned, arranged or managed by our BDCs or funds. In its capacity as agent or lender under such facilities or instruments, a BDC or fund is required to act in the best interests of its shareholders or investors. In certain circumstances, a BDC or fund may be required to take actions that may be adverse to the investments owned by funds managed by Partner Managers, which could adversely affect our relationships with the Partner Managers, or potentially impact the value of a GP Capital Solutions product’s investment in such Partner Manager. As a result, although we believe that the Business Combination has enhanced our ability to source investment opportunities for our BDCs and funds through, among other things, our enhanced relationships with Partner Managers, it also may result in additional conflicts of interest.
Our Real Estate products may enter into sale lease-back transactions with portfolio companies of funds managed by our Partner Managers or borrowers under debt facilities or instruments owned, arranged or managed by our BDCs or funds.
From time to time, companies in which our BDCs or funds, or funds managed by our Partner Managers, have invested or may invest, may enter into sale-leaseback transactions with our Real Estate products. These arrangements could result in our BDCs or funds, or funds managed by our Partner Managers, being creditors to, or equity owners of, such companies at the same time as those companies are tenants of our Real Estate products. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our BDC or fund, or a fund managed by a Partner Manager, could be required to take actions that may be adverse to those of our Real Estate products in enforcing its rights under the relevant facilities or agreements, or vice versa.

Additional and unpredictable conflicts of interests may rise in the future.
In addition to the conflicts outlined above, we may experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including the amounts paid to us by our investment funds; services that may be provided by us and our affiliates to investments in which our investment funds invest (including the determination of whether or not to charge fees to our investments for our provision of such services); investments by our investment funds and our other clients, subject to the limitations of the Investment Company Act; our formation of additional investment funds; differing recommendations given by us to different clients; and our use of information gained from an investment funds’ investments used to inform investments by other clients, subject to applicable law.
Our products hold and make investments in Partner Managers and there may be provisions within our arrangements with Partner Managers that could affect our right to receive or share information or cause us to sell our interests in the Partner Manager.
The terms of our GP Capital Solutions products’ investments in Partner Managers generally include provisions relating to competitors of the Partner Managers, access to information about the Partner Managers and their business, and affirmative and negative confidentiality obligations regarding the Partner Managers. While we have an information control policy with restrictions regarding the sharing of a Partner Manager’s confidential information, such policy and related procedures may not reduce a Partner Manager’s concern over the sharing of confidential and competitively sensitive information. Certain Partner Managers that are engaged in managing funds focused on similar businesses as our other product lines may consider Blue Owl to be a competitor with respect to their business and may seek to invoke remedies available to them under the investment agreements or pursue other remedies. Potential remedies available to them under the investment agreements, as applicable, include limiting the rights of our products to receive confidential information from the Partner Manager regarding its business, requiring us to sequester confidential information received from the Partner Manager, or requiring us to sell our interests in the Partner Manager for fair value as determined under the relevant investment agreement. A forced sale of a Partner Manager interest may reduce the amount of fees we receive with respect to the applicable GP Capital Solutions product, and any reduction in information may impede our ability to supervise our funds’ investments. Further, the affiliation may hinder the GP Capital Solutions products’ ability to make future investments in Partner Managers who are in the same space and who may consider Blue Owl a competitor, including follow-on investments in existing Partner Managers and investments with new Partner Managers.
The operations of our business and related transactions may affect our reputation and relationship with our Partner Managers.
We are reliant upon our strong relationships with our Partner Managers for the continued growth and development of business. Due to the number of Partner Managers with which we have relationships, we may compete with existing or prospective Partner Managers, which could negatively impact our ability to attract new Partner Managers to our products who may seek relationships with non-competitors over concerns of sharing information with competitors or other potential conflicts, including the ability to exercise our fiduciary duties. Additionally, our investments in Partner Managers may affect our relationships with other sponsors that are key relationships for our lending businesses, because of similar concerns around information sharing or other reasons. While we intend to implement robust procedures to address any such conflict, such procedures may not reduce the perception that such conflicts exist and may make us a less attractive partner/investor.

Our entitlement and that of certain of our shareholders, Principals and employees to receive performance income from certain of our products may create an incentive for us to make more speculative investments and determinations on behalf of our products than would be the case in the absence of such performance income.
Some of our products receive performance-based fees. With respect to Dyal Funds I - V and their related co-investment vehicles, none of the carried interest will be allocated to us. Further, we will be allocated a portion of the carried interest attributable to future GP Capital Solutions and Direct Lending products as well as 15% of the carried interest in existing Real Estate products. If a new GP Capital Solutions product is formed to facilitate a secondary transaction with respect to any of Dyal Funds I - V (which would include, without limitation, any continuation fund or other new fund whose primary purpose is to acquire directly or indirectly all or a portion of the assets of or interests in the existing Dyal Fund), any carried interest generated by such fund will not be allocated to us, notwithstanding that such secondary vehicle is formed in the future. Realized performance income not allocated to us is allocated to certain of our shareholders, Principals and employees in vehicles not controlled by us. Carried interest and performance based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our products, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future funds. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of certain of our shareholders, Principals and employees relative to us and our non-participating shareholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our products could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional funds, attract new clients or retain existing clients.
Our business is currently focused on multiple investment strategies.
We currently pursue, through our products, multiple investment strategies. While we believe that there may be certain synergies amongst the various strategies, there can be no assurance that the benefits will manifest or that there will not be unanticipated consequences resulting therefrom. Although we are seeking additional investment strategies, relative to more diversified asset managers, our products’ limited and specialized focus also leaves us more exposed to risks affecting the dual sectors in which our products invest. As our investment management program is not broadly diversified, we may be uniquely exposed to market, tax, regulatory and other risks affecting the sectors in which we invest. There can be no assurance that we will be able to take actions necessary to mitigate the effect of such risks or otherwise diversify our investment program to minimize such exposure.
Rising interest rates could have a substantial adverse effect on our business.
Rising interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our capital. Additionally, an increase in interest rates could make it difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
The anticipated benefits of the Business Combination, the Oak Street Acquisition and other acquisitions that we may pursue under our growth strategy, may not be realized or may take longer than expected to realize.
The optimization of our combined operations following the Business Combination will be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurances that we will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the Business Combination.
The integration of Dyal Capital, Owl Rock and Oak Street may present material challenges, including, without limitation:
•combining the leadership teams and corporate cultures of Dyal Capital, Owl Rock and Oak Street;
•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the businesses as a result of the devotion of management’s attention to the continuing integration of the businesses;
•managing a larger combined business;

•maintaining employee morale and retaining key management and other employees at the combined company, including by offering sufficiently attractive terms of employment;
•retaining existing business and operational relationships, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•managing expense loads and maintaining currently anticipated operating margins given that our two businesses are different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our products;
•difficulty replicating or replacing functions, systems and infrastructure provided by Neuberger or certain of its affiliates or the loss of benefits from Neuberger’s global contracts; and
•unanticipated issues in integrating information technology, communications and other systems.
In addition, our growth strategy contemplates that we will pursue acquisitions of assets or business that are complementary to our business, such as the recently completed Oak Street Acquisition. Some or all of the foregoing risks may arise in connection with integrating these acquisitions. Some of those factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.
We may continue to enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in upfront costs and additional risks and uncertainties in our businesses.
We intend, if market conditions warrant, to grow our businesses by increasing FPAUM in existing businesses and expanding into new investment strategies, geographic markets (including in both U.S. and non-U.S. markets) and businesses. For example, we recently completed the Oak Street Acquisition, which focuses on structuring sale-leasebacks, including triple net leases, and we also recently entered into a definitive purchase agreement to acquire Wellfleet Credit Partners LLC, the performing credit arm of Littlejohn & Co., LLC which focuses on the management of CLO portfolios of broadly syndicated leveraged loans. Subject to the consent rights of Neuberger as set forth in the Investor Rights Agreement (as described below), we may pursue growth through acquisitions of other investment management companies, expansion into new markets, acquisitions of critical business partners or other strategic initiatives, in each case, which may include entering into new lines of business.
Attempts to expand our businesses involve a number of special risks, including some or all of the following:
•the required investment of capital and other resources;
•the diversion of management’s attention from our core businesses;
•the assumption of liabilities in any acquired business;
•the disruption of our ongoing businesses;
•entry into markets or lines of business in which we may have limited or no experience, and which may subject us to new laws and regulations which we are not familiar or from which we are currently exempt;
•increasing demands on our operational and management systems and controls;
•compliance with or applicability to our businesses or our funds’ portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and the impact that noncompliance or even perceived noncompliance could have on us and our funds’ portfolio companies;
•conflicts between business lines in deal flow or objectives;

•we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control;
•potential increase in fund investor concentration; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions where we currently have little or no presence, such as different legal, tax and regulatory regimes and currency fluctuations, which require additional resources to address.
Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted expansion.
Rapid growth of our businesses may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
Our AUM has grown significantly in the past, and we intend to pursue further growth in the near future, including through acquisitions. Our rapid growth has placed, and future growth, if successful, will continue to place, significant demands on our legal, compliance, accounting and operational infrastructure and will result in increased expenses. In addition, we are, and will continue to be, required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market; legal, accounting, regulatory and tax developments and continually evolving cybersecurity risks.
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and may require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:
•maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;
•providing current and future fund investors and shareholders with accurate and consistent reporting;
•implementing new or updated information and financial systems and procedures; and
•training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
We may not be able to manage our expanding operations effectively and may not be ready to continue to grow because of operational needs, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. In addition, if we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.
Our Professional Sports Minority Investments strategy is new, subject to significant risk and uncertainty.
We have established and are continuing to build a new relationship with the NBA in furtherance of our Professional Sports Minority Investments strategy. Our Dyal HomeCourt Fund makes minority investments in NBA franchises. The NBA provides certain services with respect to the Dyal HomeCourt Fund and receives a share of management fees and incentive allocations attributable to the fund. There is no assurance that we will be able to raise sufficient funds to continue to execute this strategy in the future. As advisor to the Dyal HomeCourt Fund, we may be exposed to liability to the NBA in a range of circumstances including as a result of a violation of rules applicable to NBA franchise owners by us or investors in our Dyal HomeCourt Fund or, in certain circumstances, by our co-owners of a team (regardless of whether such persons were acting under our direction or control), the departure of certain Dyal Capital key persons or the occurrence of certain events constituting cause. Any failure of the Professional Sports Minority Investments strategy could result in a decrease in our FPAUM growth potential and have an adverse effect on our reputation. In addition, we associate from time to time with different businesses and managers in different ways. This may include Partner Managers, Dyal Home Court, and our seeding business through Oak Street. To differing degrees, these present the potential for a reputational risk that may have consequences that exceed the current materiality of the revenue from these businesses.

We depend on our senior management team, senior investment professionals and other key personnel, and the loss of their services would have a material adverse effect on us and our products.
Our success depends on the efforts, judgment and personal reputations of our senior management team, senior investment professionals and other key personnel. Their reputations, expertise in investing, relationships with fund investors and with other members of the business communities on whom we and our products depend on for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of the services of our senior management team, senior investment professionals or other key personnel could have a material adverse effect on us and our products, and on the performance of our products, including on our ability to retain and attract fund investors and raise capital.
The departure of some or all of those individuals could also trigger certain provisions tied to the departure of, or cessation of committed time, by those persons (known as “key person” provisions) in the documentation governing certain of our products, which could permit the investors in those funds to suspend or terminate those funds’ investment periods. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together.
In addition, each of our Key Individuals is entitled to significant compensation payments and under certain circumstances (including the Key Individual’s death or disability), the Key Individual (or his estate) is entitled to retain those payments for up to five years following such person’s ceasing to be employed by us. While we continue to make such payments, we may need to find or promote new employees to replace the former Key Individual, which may require additional significant compensation to be paid by us, which could adversely affect our earnings.
Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain fund investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Ethics and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our products and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our products may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
It is not always possible to detect or deter misconduct by employees or third-party service providers, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees, former employees or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our businesses and our reputation could be adversely affected and a loss of fund investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our products’ investments as well as our third-party service providers may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation.

Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
The success of our business will continue to depend upon us attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly-skilled and highly-qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor funds.
We are subject to risks related to corporate social responsibility.
We and our products face increasing public scrutiny related to environmental, social and governance (“ESG”) activities, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency. Before making an investment on behalf of our products, we analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. Among the pecuniary considerations we analyze are the present and future material ESG implications of investments. It is expected that investor demands and the prevailing legal environment will require us to spend additional resources and place increasing importance on ESG matters in our review of prospective investments and management of existing ones. Devoting additional resources to ESG matters could increase the amount of expenses we or our investments are required to bear. Further, emphasis on ESG criteria in evaluating an investment by us or our products could lead to reduced profits.
ESG matters have been the subject of increased focus by certain regulators, including in the United States and the European Union. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business and funds in which we invest which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements.
The European Commission has adopted legislative reforms, which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for fund investors, funds and asset managers in relation to ESG factors, for which most rules took effect beginning on March 10, 2021; (b) a regulation regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which takes effect in part in January 2022 and in part in January 2023; and (c) amendments to existing regulations including MiFID II and the European Union (“EU”) Alternative Investment Fund Managers Directive (the “AIFMD”) to embed ESG requirements.
As a result of these legislative and regulatory initiatives, we may be required to provide additional disclosure to investors in our products with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways.
The effect of global climate change may impact the operations of our products’ investments.
There is evidence of global climate change. Climate change creates physical and financial risk and some of our products and their investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our investments’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

We are subject to risks in using custodians, counterparties, administrators and other agents.
Many of our products depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our products’ investors to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.
The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted securities measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

Those risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others, that we collect and store in our data centers and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.
We are subject to litigation risks, and consequently, we may face liabilities and damage to our professional reputation as a result.
Legal liability could have a material adverse effect on our businesses, financial condition or results of operations or cause reputational harm to us, which could harm our businesses. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and to pursue investment opportunities for our products. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our businesses.
In addition, the laws and regulations governing the limited liability of such issuers and investments vary from jurisdiction to jurisdiction, and in certain contexts the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such issuer. For example, if any of our products’ investments is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection, labor, tax or bankruptcy laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other investments (including assets held by our products) in that jurisdiction. There can be no assurance that we will not be adversely affected as a result of the foregoing risks.

We may not be able to maintain sufficient insurance to cover us for potential litigation or other risks.
We may not be able to maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our products and their investments may not be insured against terrorism or certain other catastrophic losses.
Our use of leverage to finance our businesses exposes us to substantial risks. Any security interests or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt.
We may choose to finance our businesses operations through the issuance of senior notes, borrowings under our Revolving Credit Facility or by issuing additional debt in the future. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage. The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which could cause the interest rate applicable to borrowings under the Revolving Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our cost of borrowing. Furthermore, our Revolving Credit Facility contains certain covenants with which we need to comply.
Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Blue Owl may provide financial guarantees of performance in connection with certain investments, particularly in the Real Estate product-line, to certain lenders to its products and investments. Lenders in commercial real estate financing customarily will require such guarantees, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. It is expected that commercial real estate financing arrangements will generally require such guarantees and in the event that such a guarantee is called, Blue Owl’s assets could be materially and adversely affected.
As borrowings under our senior notes, Revolving Credit Facility and any future indebtedness mature, we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Revolving Credit Facility are SOFR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings are not been hedged into fixed rates in the future.

Risks Related to Legal and Regulatory Environment
Our businesses are subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and our failure to comply with such regulations could have a material adverse effect on our business.
Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, securities, antitrust, anti-money laundering, anti-bribery, tax and privacy. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. The financial services industry may face an increasingly difficult political and regulatory environment, especially as a result of the recent change in presidential administration. The new administration has expressed support for proposals that call for greater regulatory oversight of the financial services industry. If these proposals were to become policy, such developments, including investors’ perceptions of and responses to such proposals, could potentially have a material adverse effect on our business, our products and the businesses of the companies in which our products invest.
We recently expanded our business to Canada, the U.K., Hong Kong and Singapore. Differences between the laws and rules governing our businesses in these jurisdictions compared to the United States result in inconsistent regulatory requirements that it may not be possible to fully reconcile in a cost-efficient manner across our businesses.
The SEC oversees the activities of certain of our subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”) and the activities of our BDCs that are regulated under the Investment Company Act.
Investment Advisers Act of 1940: The Advisers Act imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our registered investment advisers are subject to additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees and carried interest; solicitation arrangements; maintaining effective compliance programs; custody of client assets; client privacy; advertising; and proxy voting. Failure to comply with the obligations imposed by the Advisers Act could result in investigations, sanctions, fines, restrictions on the activities of us or our personnel and reputational damage.
Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted those duties to impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; execution of transactions; and recommendations to clients.
Investment Company Act: Our subsidiaries are the advisers to our BDCs, which are subject to the rules and regulations under the Investment Company Act. Our BDCs are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act. Furthermore, advisers to our BDCs have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds and BDCs a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
While we exercise broad discretion over the day-to-day management of our BDCs, each of our BDCs is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each of our BDC’s boards include, among other things, approving our advisory contract with the applicable BDC that we manage; approving certain service providers; determining the valuation and the method for valuing assets; and monitoring transactions involving affiliates; and approving certain co-investment transactions. The advisory contracts with each of our BDCs may be terminated by the shareholders or directors of such BDC on not more than 60 days’ notice, and are subject to annual renewal by each respective BDC’s board of directors after an initial two-year term.
Our BDCs are also prohibited from knowingly participating in certain transactions with their affiliates, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. For additional details, see “Conflicts of interest may arise in connection with co-investments between our private funds and our BDCs”.

In addition, the Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. In 2016, federal bank regulatory authorities and the SEC revised and re-proposed a rule that generally (1) prohibits incentive-based payment arrangements that are determined to encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (2) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. The Dodd-Frank Act also directs the SEC to adopt a rule that requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the contingent repayment of obligations of related incentive compensation from current and former executive officers. The SEC has proposed but not yet adopted such rule. To the extent the aforementioned rules are adopted, our ability to recruit and retain investment professionals and senior management executives could be limited.
Other Securities Laws: In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, and the Commodity Exchange Act. Those exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The revocation, challenge or unavailability of these exemptions could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our businesses. For example, Rule 506 of Regulation D under the Securities Act includes “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell our products and therefore a significant portion of our business would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
Compliance with existing and new regulations subjects us to significant costs. Any changes or other developments in the regulatory framework applicable to our businesses and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or limit the manner in which we conduct our businesses. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or our broker-dealer affiliate as a registered broker-dealer.
Even if a sanction is imposed against us, one of our subsidiaries or our affiliates or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material. The adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses, making it harder for us to raise new and successor funds and discouraging others from doing business with us or accepting investments from our products.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their Principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. This increased enforcement activity has caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices (See “—Conflicts of interest may arise in our allocation of capital and co-investment opportunities”). Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm Principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our board and management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
Regulations governing the operations of our BDCs as business development companies affect their ability to raise, and the way in which they raise, additional capital.
Our BDCs have elected to be regulated as business development companies under the Investment Company Act. Many of the regulations governing business development companies restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within Blue Owl. Certain of our products may be restricted from engaging in transactions with our BDCs and their subsidiaries. As business development companies regulated under the Investment Company Act, our BDCs may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act.
BDCs are not generally able to issue and sell their common stock at a price below net asset value per share. BDCs may, however, issue and sell their common stock, or warrants, options or rights to acquire such common stock, at a price below the then-current net asset value of such common stock if (1) the applicable BDC’s board of directors determines that such sale is in the BDC’s best interests and the best interests of the BDC’s shareholders, and (2) the applicable BDC’s shareholders have approved a policy and practice of making such sales within the preceding 12-months. In any such case, the price at which the securities of BDCs are to be issued and sold may not be less than a price which, in the determination of the applicable board of directors, closely approximates the market value of such securities.
In addition, as business development companies that are subject to regulations under the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their asset coverage ratio equals at least 150% after each such issuance, except in the instance of ORCC II, which is required to maintain an asset coverage ratio of at least 200%. Our BDCs’ ability to pay dividends will be restricted if such BDC’s asset coverage ratio falls below the required asset coverage ratio and any amounts that it uses to service its indebtedness are not available for dividends to its common shareholders. Any of the foregoing circumstances could have a material adverse effect on our BDCs, and as a result, on our financial condition, results of operations and cash flow.
For U.S. federal income tax purposes, our BDCs have elected to be treated as regulated investment companies (“RICs”) under Subchapter M of the Code. To maintain their status as RICs, our BDCs must meet, among other things, certain source of income, asset diversification and annual distribution requirements. Each of our BDCs is required to generally distribute to its shareholders at least 90% of such BDC’s investment company taxable income to maintain its RIC status.
Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by our products and could affect our results of operations and financial results.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our products, and in particular our BDCs, typically use LIBOR as a reference rate in term loans they extend to investments such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. In addition, in March 2021, the FCA announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 21, 2021 and that publication of the U.S. dollar settings for the overnight, one-month, three-month, six-month and 12-month LIBOR rates will cease after June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The discontinuance of LIBOR, as well as uncertainty related to the establishment of any alternative reference rate, may adversely affect our cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of our investment portfolio.
Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Although SOFR plus the recommended spread adjustment appears to be the preferred replacement rate for U.S. dollar LIBOR, and its use continues to steadily grow, at this time it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.
As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to our investments or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, our products, borrowers of our products and our Partner Managers and their respective portfolio companies may need to renegotiate the credit agreements extending beyond 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which, to the extent our products are lenders, could have an adverse impact on their performance, could have an adverse impact on our products’ and their portfolio companies’ results of operations. Moreover, if LIBOR ceases to exist, our products and their portfolio companies may need to renegotiate certain terms of their credit facilities. If our products and their portfolio companies are unable to do so, amounts drawn under their credit facilities may bear interest at a higher rate, which would increase the cost of their borrowings and, in turn, affect their results of operations.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses.
Since 2010, states and other regulatory authorities have begun to require investment managers to register as lobbyists. We are registered as a lobbyist in California. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal record keeping, and may also prohibit the payment of contingent fees.
Under applicable SEC rules, investment advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers. FINRA has its own set of “pay to play” regulations that are similar to the SEC’s regulations.

As we have public pension plans that are investors in our products, these rules could impose significant economic sanctions on our businesses if we or one of the other persons covered by the rules make any prohibited contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their Principals, prior to our ownership or employment of such person, could affect our product raising. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to comply with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. In the event of delay or failure by a prospective investor to produce any such information required for verification purposes, we may refuse to admit the investor to our products. We may from time-to-time request (outside of the subscription process), and our products’ limited partners will be obligated to provide to us as appropriate upon such request, additional information as from time to time may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our products’ limited partners and suspicious activities involving the interests of our products. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. Laws or regulations may presently or in the future require us, our products or any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ limited partners, to share information with governmental authorities with respect to our products’ limited partners or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, financial condition and operating results.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain non-U.S. countries, territories, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become subject of such actual or threatened enforcement. In addition, any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine may impact portfolio companies of our funds, which may in turn impact us.

Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We and our publicly traded funds are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
We are subject to laws and regulations in the EEA, including the Alternative Investment Fund Managers Directive, which may increase our regulatory costs and burdens.
The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the EEA.
To the extent any one of our products is actively marketed to investors domiciled or having their registered office in the EEA: (i) we and such fund will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in such funds incurring additional costs and expenses; (ii) we and such fund may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions, which would result in such fund incurring additional costs and expenses or may otherwise affect the management and operation of such fund; (iii) we will be required to make detailed information relating to such fund and its investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of such fund in relation to EEA investments, including, in some circumstances, such fund’s ability to recapitalize, refinance or potentially restructure an EEA portfolio company within the first two years of ownership, which may in turn affect operations of such fund generally. In addition, it is possible that some EEA jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in those jurisdictions, which may make it more difficult for our products to raise their targeted amount of commitments. We rely on a third party provider to ensure our compliance with these regulations, including required registrations, which may increase our compliance costs and risk of non-compliance.
In the future, it may be possible for non-EEA alternative investment fund managers (“AIFMs”) to market an alternative investment fund (“AIF”) within the EEA pursuant to a pan-European marketing “passport”, instead of under national private placement regimes. Access to this passport may be subject to the non-EEA AIFM complying with various additional requirements under the AIFMD, which may include one or more of the following: additional conduct of business and organizational requirements; rules relating to the remuneration of certain personnel; minimum regulatory capital requirements; restrictions on the use of leverage; additional disclosure and reporting requirements to both investors and EEA home state regulators; independent valuation of an AIF’s assets; and the appointment of an independent depositary. Certain EEA Member States have indicated that they will cease to operate national private placement regimes when, or shortly after, the passport becomes available, which would mean that non-EEA AIFMs to whom the passport is available would be required to comply with all relevant provisions of the AIFMD in order to market to professional investors in those jurisdictions. As a result, if in the future non-EEA AIFMs may only market in certain EEA jurisdictions pursuant to a passport, we may not seek to market interests in our products in those jurisdictions, which may lead to a reduction in the overall amount of capital invested in our products. Alternatively, if we sought to comply with the requirements to use the passport, this could have adverse effects including, amongst other things, increasing the regulatory burden and costs of operating and managing certain of our products and their investments, and potentially requiring changes to compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel.
Certain of the funds or accounts we advise or manage are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code, and our businesses could be adversely affected if certain of our other funds or accounts fail to satisfy an exception under the “plan assets” regulation under ERISA.

A number of investors in our products are subject to the fiduciary and prohibited transaction provisions of Title I of ERISA and the parallel provisions of the Internal Revenue Code; however, the substantial majority of our products rely on the “insignificant participation” exception under the “plan assets” regulation under ERISA. We are not, therefore subject to the requirements of ERISA (or the parallel provision of the Internal Revenue Code) with respect to the management of those funds. However, if those funds fail to satisfy that exception for any reason and if no other exception is available, that failure could materially interfere with our activities in relation to those funds or expose us to risks related to our failure to comply with the applicable requirements. For example, the governing documents of a fund generally impose certain obligations on the general partner or manager of the fund to cause the assets of the fund to not be treated as “plan assets” and a breach of that obligation could create liability for us. Further, if the assets of a fund become plan assets (whether because of our breach, a change in law or otherwise), the application of ERISA-related requirements on our product may prevent us from operating the fund as intended and may cause the fund to breach its obligations with Partner Managers or other investments, which would create significant liabilities for our products and could significantly impact the fund’s ability to make any further investments. Further, we have formed a small number of holding vehicles to facilitate co-investments alongside our products by ERISA investors, the assets of which holding vehicles constitute “plan assets” and with respect to which we serve as a fiduciary. While we may be required to satisfy applicable fiduciary standards and avoid the prohibited transaction provisions of ERISA with respect to such holding vehicles and their assets, in each case, our authority with respect to the management and control of those vehicles is limited by contract with the relevant fund investor. Accordingly, we do not anticipate any liabilities with respect to our serving as a fiduciary with respect to such vehicles.
Risks Related to Our Products
The historical returns attributable to our products should not be considered as indicative of the future results of our products or of our future results or of any returns expected on an investment in our Class A Shares.
The historical performance of our products is relevant to us primarily insofar as it is indicative of performance income we have earned in the past and may earn in the future and our reputation and ability to raise new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A Shares. Therefore, holders of our Class A Shares should not conclude that positive performance of the funds we advise will necessarily result in positive returns on a return on investment in our Class A Shares. However, poor performance of our products we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results, returns on our Class A Shares and a negative impact on our ability to raise new funds. Also, there is no assurance that projections in respect of our products or unrealized valuations will be realized.
Moreover, the historical returns of our products should not be considered indicative of the future returns of these or from any future funds we may raise, in part because:
•market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;
•our products’ rates of returns, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;
•our products’ returns have previously benefited from investment opportunities and general market conditions that may not recur, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;
•the historical returns that we present in this report derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;
•our products’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•the attractive returns of certain of our products have been driven by the rapid return on invested capital, which has not occurred with respect to all of our products and we believe is less likely to occur in the future;

•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•our newly established funds may generate lower returns during the period that they take to deploy their capital.
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our products as a whole. Future returns will also be affected by the risks described elsewhere in this proxy statement, including risks of the industries and businesses in which a particular fund invests.
Valuation methodologies for certain assets of our products can be subject to significant subjectivity.
Many of the investments in our products are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their value as of the date of determination. The determination of fair value, and thus the amount of unrealized appreciation or depreciation our products may recognize in any reporting period, is to a degree subjective. Our products generally value their investments quarterly at fair value, as determined in good faith by our products’ respective boards or a valuation committee, as applicable, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that our business receives.
The use of leverage by our products may materially increase the returns of such funds but may also result in significant losses or a total loss of capital.
Our products, particularly our Direct Lending and Real Estate products, use leverage as part of their respective investment programs and in certain products regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The use of leverage by our products increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the value of a fund’s assets were to decrease, leverage would cause net asset value to decline more sharply than it otherwise would if the fund had not employed leverage. Similarly, any decrease in the fund’s income would cause net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the fund’s ability to service its debt, which could have a material adverse effect on our products, and as a result, on our financial condition, results of operations and cash flow.
Our private funds often rely on obtaining credit facilities secured principally by the undrawn capital commitments of their investors. These credit lines are an important part of managing the cash flow of the funds, including facilitating a fund’s acquisition or funding of investments, enhancing the regularity of cash distributions to investors and facilitating the payment of management fees to us. The inability to secure or maintain these lines of credit would have an adverse impact on our products and their returns and on us, including increasing administrative costs associated with managing a fund.
Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:
•general and local economic conditions;
•changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding);
•the financial resources of tenants;
•changes in building, environmental and other laws;

•energy and supply shortages;
•various uninsured or uninsurable risks;
•natural disasters;
•changes in government regulations (such as rent control and tax laws);
•changes in interest rates;
•the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•negative developments in the economy that depress travel activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects; and
•terrorist attacks, war (including tensions between Russia and Ukraine) and other factors that are beyond our control.
Additionally, our funds’ properties are generally self-managed by the tenant or managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
Risks Related to our Structure and Governance
Blue Owl has elected to be treated as, a “controlled company” within the meaning of the NYSE listing standards and, as a result, our shareholders may not have certain corporate governance protections that are available to shareholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors of Blue Owl is held by an individual, a group or another company, Blue Owl will qualify as a “controlled company” under the NYSE listing requirements. The Principals control a majority of the voting power of our outstanding capital stock. As a result, Blue Owl qualifies as, and has elected to be treated as, a “controlled company” under the NYSE listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
The Principals may have their interest in Blue Owl diluted due to future equity issuances or their own actions in selling Class A Shares, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. Blue Owl would then be required to comply with those provisions of the NYSE listing requirements.

The multi-class structure of Blue Owl common stock has the effect of concentrating voting power with the Principals, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
Entities controlled by the Principals hold all of the issued and outstanding Class B and Class D Shares. Accordingly, until such time as the Principals own less than 25% of their aggregate ownership as of immediately after the closing of the Business Combination (the “Sunset Date”), the Principals will hold 90% of the voting power of Blue Owl’s capital stock on a fully-diluted basis and will be able to control matters submitted to our shareholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Principals may have interests that differ from our shareholders and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Blue Owl, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale of Blue Owl, and might ultimately affect the market price of Class A Shares.
Potential conflicts of interest may arise among the holders of Class B and Class D Shares and the holders of our Class A and Class C Shares.
The Principals (and certain former employees of Dyal Capital) hold all of the Class B and Class D Shares. As a result, conflicts of interest may arise among the Principals, on the one hand, and us and our holders of our Class A and Class C Shares, on the other hand. The Principals have the ability to influence our business and affairs through their ownership of the high vote shares of our common stock, their general ability to appoint our board of directors, and provisions under the Investor Rights Agreement and our certificate of incorporation requiring their approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A and Class C Shares are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.
Further, through their ability to elect our board of directors, the Principals have the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, allocation of expenses, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Common Units and our Class A Shares.
In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that the Principals hold their Blue Owl Operating Group Units directly or through pass-through entities that are not subject to corporate income taxation.
Delaware law, our certificate of incorporation and our bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.
Our certificate of incorporation and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Blue Owl’s Class A Shares. These provisions could also make it difficult for shareholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
•a classified board of directors with three-year staggered terms, which could delay the ability of shareholders to change the membership of a majority of the Board;
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on the Board;
•the requirement that directors may only be removed from the Board for cause;
•the inability of shareholders to act by written consent following the Sunset Date;

•the requirement that a special meeting of shareholders may be called only by the Board, the chairman of the Board of directors or Blue Owl’s chief executive officer, which could delay the ability of shareholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of the Board and shareholder meetings;
•the ability of the Board of directors to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which shareholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a shareholders’ meeting, which could preclude shareholders from bringing matters before annual or special meetings of shareholders and delay changes in the composition of the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
In addition, as a Delaware corporation, the Registrant is generally subject to provisions of Delaware law, including the DGCL, although we have elected not to be governed by Section 203 of the DGCL.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for shareholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
In addition, the provisions of the Investor Rights Agreement, as described below, provide the shareholders party thereto with certain board representation and other consent rights that could also have the effect of delaying or preventing a change in control.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or shareholder of Blue Owl to Blue Owl or our shareholders, or any claim for aiding and abetting such alleged breach, (c) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or shareholders (i) arising pursuant to any provision of the DGCL, our certificate of incorporation (as it may be amended or restated) or our bylaws or (ii) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (d) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or shareholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (a) through (b), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (1) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (2) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (3) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XIII of our certificate of incorporation does not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

This choice-of-forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our or its directors, officers, shareholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of management and our board of directors.
The Registrant is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, cause Blue Owl GP to make payments under the Tax Receivable Agreement, and pay dividends.
The Registrant is a holding company with no material assets other than its indirect ownership of the GP Units through Blue Owl GP and certain deferred tax assets that arose in connection with the purchase of Blue Owl Operating Group Units with proceeds from the Business Combination. As a result, the Registrant has no independent means of generating revenue or cash flow. The Registrant’s ability to pay taxes, cause Blue Owl GP to make payments under the Tax Receivable Agreement, and pay dividends will depend on the financial results and cash flows of the Blue Owl Operating Partnerships and the distributions it receives (directly or indirectly) from the Blue Owl Operating Partnerships. Deterioration in the financial condition, earnings or cash flow of the Blue Owl Operating Partnerships for any reason could limit or impair the Blue Owl Operating Partnerships’ ability to pay such distributions. Additionally, to the extent that the Registrant or Blue Owl GP needs funds and the Blue Owl Operating Partnerships are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or the Blue Owl Operating Partnerships are otherwise unable to provide such funds, it could materially adversely affect Blue Owl’s liquidity and financial condition.
Subject to the discussion herein, the Blue Owl Operating Partnerships will continue to be treated as partnerships for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Common Units and GP Units. Accordingly, Blue Owl GP will be required to pay income taxes on its allocable share of any net taxable income of the Blue Owl Operating Partnerships. Under the terms of the Blue Owl Limited Partnership Agreements, the Blue Owl Operating Partnerships are obligated to make tax distributions to holders of the Common Units and GP Units calculated at certain assumed tax rates. In addition to tax expenses, Blue Owl will also incur expenses related to its operations, including Blue Owl GP’s payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by the Blue Owl Operating Partnerships (excluding payment obligations under the Tax Receivable Agreement). Blue Owl intends to cause Blue Owl GP to cause the Blue Owl Operating Partnerships to make ordinary distributions and tax distributions to holders of the Common Units and GP units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments by Blue Owl GP under the Tax Receivable Agreement and dividends, if any, declared by Blue Owl. However, as discussed above, the Blue Owl Operating Partnerships’ ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of the Blue Owl Operating Partnerships and restrictions on distributions that would violate any applicable restrictions contained in the Blue Owl Operating Partnerships’ debt agreements, or any applicable law, or that would have the effect of rendering the Blue Owl Operating Partnerships insolvent. To the extent that Blue Owl GP is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although the Blue Owl Operating Partnerships generally will not be subject to any entity-level U.S. federal income tax, they may be liable under recent U.S. federal tax legislation for adjustments to prior year tax returns, absent an election to the contrary. In the event the Blue Owl Operating Partnerships’ calculations of taxable income are incorrect, the Blue Owl Operating Partnerships and/or their partners, including the Registrant or Blue Owl GP, in later years may be subject to material liabilities pursuant to this legislation and its related guidance.

If either of the Blue Owl Operating Partnerships were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution by such Blue Owl Operating Partnerships could be substantially reduced and the value of the Registrant’s shares could be adversely affected.
An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as either of the Blue Owl Operating Partnerships) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If either of the Blue Owl Operating Partnerships were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for U.S. federal income tax purposes, such Blue Owl Operating Partnership would be taxable on its income at the U.S. federal income tax rates applicable to corporations and distributions by such Blue Owl Operating Partnership to its partners (including Blue Owl GP) could be taxable as dividends to such partners to the extent of the earnings and profits of such Blue Owl Operating Partnership. In addition, we would no longer have the benefit of increases in the tax basis of the Blue Owl Operating Partnership’s assets as a result of exchanges of Common Units. Pursuant to the Exchange Agreement, certain Blue Owl equity holders may, from time to time, subject to the terms of the Exchange Agreement, exchange their interests in the Blue Owl Operating Partnerships and have such interests redeemed by Blue Owl Operating Partnerships for cash or the Registrant’s stock. While such exchanges could be treated as trading in the interests of the Blue Owl Operating Partnerships for purposes of testing “publicly traded partnership” status, the Exchange Agreement contains restrictions on redemptions and exchanges of interests in the Blue Owl Operating Partnerships that are intended to prevent either of the Blue Owl Operating Partnerships from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable U.S. federal income tax law. Blue Owl GP may also impose additional restrictions on exchanges that the Registrant or Blue Owl GP determines to be necessary or advisable so that neither of the Blue Owl Operating Partnerships is treated as a “publicly traded partnership” for U.S. federal income tax purposes. Accordingly, while such position is not free from doubt, each of the Blue Owl Operating Partnerships is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes and we intend to take the position that neither of the Blue Owl Operating Partnerships is so treated as a result of exchanges of its interests pursuant to the Exchange Agreement.
Pursuant to the Tax Receivable Agreement, Blue Owl GP will be required to make payments to certain equity holders for certain tax benefits the Registrant and Blue Owl GP may claim and those payments may be substantial.
Certain equity holders may in the future exchange their Common Units, together with the cancellation of an equal number of Class C Shares or Class D Shares, for Class A Shares or Class B Shares, respectively, or cash pursuant to the Blue Owl Operating Partnership Agreements and the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. Additionally, Blue Owl GP may acquire from certain former Owl Rock equity holders corporations formed by such former Owl Rock equity holders to hold partnership interests in Owl Rock. Such transactions are expected to result in increases in the Registrant’s (and Blue Owl GP’s) allocable share of the tax basis of the tangible and intangible assets of the Blue Owl Operating Partnerships. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that the Registrant or Blue Owl GP would otherwise be required to pay in the future had such sales and exchanges never occurred.

In connection with the Business Combination, Blue Owl GP entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain tax benefits, if any, that Blue Owl GP realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Blue Owl GP, the corporations acquired from certain former Owl Rock equity holders in the transaction, and tax benefits related to entering into the Tax Receivable Agreement. Those payments are the obligation of Blue Owl (including Blue Owl GP) and not of Blue Owl Operating Partnerships. The actual increase in Blue Owl GP’s allocable share of the Blue Owl Operating Partnerships’ tax basis in their assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Shares at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of the Registrant’s (and Blue Owl GP’s) income. While many of the factors that will determine the amount of payments that Blue Owl GP will make under the Tax Receivable Agreement are outside of its control, Blue Owl GP expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on Blue Owl’s financial condition. Any payments made by Blue Owl GP under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Registrant and Blue Owl GP. To the extent that Blue Owl GP is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, Blue Owl GP’s future obligation to make payments under the Tax Receivable Agreement could make Blue Owl a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be realized or deemed realized under the Tax Receivable Agreement. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits the Registrant or Blue Owl GP realizes or be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Registrant or Blue Owl GP determines, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that the Registrant or Blue Owl GP takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Registrant or Blue Owl GP are disallowed, the former Owl Rock and Dyal Capital equityholders will not be required to reimburse the Registrant or Blue Owl GP for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by Blue Owl GP under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by the Registrant or Blue Owl GP may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Blue Owl GP might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances Blue Owl GP could make payments under the Tax Receivable Agreement in excess of Blue Owl’s or Blue Owl GP’s actual income or franchise tax savings, which could materially impair Blue Owl’s financial condition.
Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or Blue Owl GP’s exercise of early termination rights, Blue Owl GP’s obligations under the Tax Receivable Agreement will accelerate and Blue Owl GP will be required to make a lump-sum cash payment to the former Owl Rock and Dyal Capital equityholders and other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to Blue Owl GP’s future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that the Registrant or Blue Owl GP realizes subsequent to such payment because such payment would be calculated assuming, among other things, that the Registrant and Blue Owl GP would have certain tax benefits available to it and that the Registrant and Blue Owl GP would be able to use the potential tax benefits in future years.
There may be a material negative effect on the Registrant’s liquidity if the payments required to be made by Blue Owl GP under the Tax Receivable Agreement exceed the actual income or franchise tax savings that the Registrant (or Blue Owl GP) realizes. Furthermore, Blue Owl GP’s obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Adverse developments in U.S. and non-U.S. tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate and the amount of “tax distributions” that the Blue Owl Operating Partnerships are required to make to equity holders could also change materially as a result of various evolving factors, including changes in income tax law resulting from the most recent U.S. presidential and congressional elections or changes in the scope of our operations.
The Registrant is subject to U.S. federal income taxation, and the Registrant and the Blue Owl Operating Partnerships and their subsidiaries are subject to income taxation by certain states and municipalities and certain foreign jurisdictions in which they operate. In addition, the Blue Owl Operating Partnerships are required to make tax distributions to their partners pursuant to the Blue Owl Limited Partnership Agreements. In determining our tax liability and obligation to make tax distributions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing U.S. or non-U.S. jurisdictions could seek to impose incremental, retroactive, or new taxes on us. In addition, the current U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. These and other tax laws and related regulation changes, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and result in a corresponding increase in the amount of payments under the Tax Receivable Agreement and/or a corresponding increase in the tax distributions that the Blue Owl Operating Partnerships will be required to make. In addition, there may be changes in law related to the Base Erosion and Profit Shifting Project of the Organization for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other pass-through entities. Any adverse developments in these and other U.S. or foreign laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate, which could similarly adversely affect our financial condition and results of operations.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A Shares.
Securities research analysts may establish and publish their own periodic projections for Blue Owl from time to time. Those projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. In addition, securities research analysts may compare Blue Owl to companies that are not appropriately comparable, which could lead to lower than expected valuations. If one or more analysts cease coverage of us or fail to publish reports on us regularly, our share price or trading volume could decline.
The Blue Owl Operating Partnerships may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our shareholders and pay our expenses (including our taxes and payments by Blue Owl GP under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends to our shareholders, the direct or indirect holders of Common Units would benefit from any value attributable to such cash as a result of their ownership of our stock upon an exchange of their Common Units.
Blue Owl GP receives a pro rata portion of any distributions made by the Blue Owl Operating Partnerships. Any cash received from such distributions is first be used to satisfy any tax liability and then used to make any payments required to be made by Blue Owl GP under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Blue Owl Operating Group Agreements require the Blue Owl Operating Partnerships to make certain distributions to holders of Common Units and to Blue Owl GP pro rata to facilitate the payment of taxes with respect to the income of the Blue Owl Operating Partnerships that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders.

No adjustments to the exchange ratio of Common Units for shares of our common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our shareholders. To the extent we do not distribute such cash as dividends and instead, for example, hold such cash balances or use such cash for certain other purposes, this may result in shares of our stock increasing in value relative to the Common Units. The holders of Common Units may benefit from any value attributable to such cash balances if they acquire shares of our stock in an exchange of Common Units.
Risks Related to Our Class A Shares
An active trading market for our Class A Shares may not be sustained, which may make it difficult to sell the Class A Shares you purchase.
Our Class A Shares are currently listed on the NYSE under the symbol “OWL.” However, we cannot assure you that an active trading market for our Class A Shares will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A Shares will be maintained, the liquidity of any trading market, your ability to sell your Class A Shares when desired or the prices that you may obtain for your shares.
The market price and trading volume of our Class A Shares may be volatile, which could result in rapid and substantial losses for holders of our Class A Shares.
The market price of our Class A Shares is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors. In addition, the volume of trading in our Class A Shares may fluctuate and cause significant price variations to occur. If the market price of our Class A Shares declines significantly, holders of our Class A Shares may be unable to resell their shares at or above their purchase price, if at all. Some of the factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of shares of our Class A Shares include:
•the impact of COVID-19 pandemic on Blue Owl’s business;
•the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, Blue Owl’s inability to grow and manage growth profitably, and retain its key employees;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in market valuations of similar companies;
•speculation in the press or investment community;
•a lack of liquidity in the trading of our Class A Shares;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of Blue Owl’s projected financial information; and
•risks related to the organic and inorganic growth of Blue Owl’s business and the timing of expected business milestones.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Class A Shares, regardless of Blue Owl’s actual operating performance.
Volatility in our share price could subject us to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.
The trading market for our Class A Shares will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover our performance downgrade our common stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on our performance, it could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Future offerings of debt or offerings or issuances of equity securities by us may adversely affect the market price of our Class A Shares or otherwise dilute all other shareholders.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional Class A Shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.
Issuing additional Class A Shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing shareholders or reduce the market price of our Class A Shares or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A Shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York. We also lease office space in other cities around the world. We consider these facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated and combined financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blue Owl’s financial results in any particular period. See Note 11 to our Financial Statements for additional information.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
Blue Owl Capital Inc.’s Class A common stock trades on the NYSE under the symbol “OWL.” Prior to May 19, 2021 and before the completion of the Business Combination, the Class A common stock of Altimar Acquisition Corporation traded on the NYSE under the ticker symbol “ATAC.”
Holders of Record
As of February 16, 2022, there were 37 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information, as of December 31, 2021, relating to the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Exercised of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	44,303,816	—	51,115,613
Equity compensation plans not approved by security holders	—	—	—
Total	44,303,816	—	51,115,613
(1) Column (a) reflects 21,059,443 Class A Shares issuable in respect of RSUs outstanding as of December 31, 2021, and 23,244,373 Class A Shares issuable in respect of Incentive Units outstanding as of December 31, 2021. Column (c) represents total Class A Shares approved to be issued under the 2021 Equity Incentive Plan of 101,230,522 reduced by 21,059,443 RSUs outstanding and 29,055,466 for the Incentive Units outstanding, as Incentive Units reduce the number of Class A Shares available to be issued under the 2021 Equity Incentive Plan by a factor of 1.25 under the terms of the plan.

Performance Graph
The following graph depicts the total return of holders of our Class A Shares relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes an initial investment of $100 in our Class A Shares at market close on December 14, 2020, which was the initial trading day for Altimar (with which we merged in connection with the Business Combination), and that dividends were reinvested.
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

	December 14, 2020	December 31, 2020	December 31, 2021
Blue Owl	$100	$112	$147
S&P 500 Index	$100	$103	$133
Dow Jones U.S. Asset Managers Index	$100	$104	$147
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Share Repurchases in the Fourth Quarter of 2021
On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of May 19, 2022 and the purchase of all shares available under the repurchase program. No shares have been repurchased through the date of this filing.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of this report, and should be read in conjunction with the consolidated and combined financial statements notes included elsewhere in this report.
Overview
2021 was a pivotal year for Blue Owl. We completed our transition to a publicly traded company, a successful combination of Owl Rock and Dyal Capital, record level of AUM and FPAUM, over $1.0 billion raised in the debt markets and closed out the year with the closing of the Oak Street Acquisition.
2021 GAAP and Non-GAAP Results

	Year Ended December 31,
(dollars in thousands)	2021	2020
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(376,171)	$(77,831)

Fee-Related Earnings(1)	$451,684	$36,408

Distributable Earnings(1)	$427,322	$12,219
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Net Loss Attributable to Blue Owl Capital Inc. (“Net Loss”) during the year ended December 31, 2021 was impacted by significant non-cash equity-based compensation expenses recognized in connection with the Business Combination. Our results for periods prior to the Business Combination Date do not include the results of Dyal Capital; therefore, prior period amounts are not comparable to current period. Additionally, since the Oak Street Acquisition closed on December 29, 2021, their results were not material to our 2021 results. We expect Oak Street, which will be part of our single reportable segment, to be accretive to our results in 2022. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Dyal Acquisition.
Assets Under Management

Blue Owl AUM: $94.5 billion FPAUM: $61.4 billion

Direct Lending Products AUM: $39.2 billion FPAUM: $32.0 billion	GP Capital Solutions Products AUM: $39.9 billion FPAUM: $21.2 billion	Real Estate Products AUM: $15.4 billion FPAUM: $8.2 billion

Diversified Lending Commenced 2016 AUM: $25.8 billion FPAUM: $21.6 billion	GP Minority Equity Commenced 2010 AUM: $38.7 billion FPAUM: $20.4 billion	Net Lease Commenced 2009 AUM: $15.4 billion FPAUM: $8.2 billion
Technology Lending Commenced 2018 AUM: $7.9 billion FPAUM: $6.9 billion	GP Debt Financing Commenced 2019 AUM: $1.0 billion FPAUM: $0.7 billion
First Lien Lending Commenced 2018 AUM: $3.5 billion FPAUM: $2.3 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion FPAUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.0 billion FPAUM: $1.2 billion

We finished the year with $94.5 billion of AUM, which included $61.4 billion of FPAUM. During the fourth quarter of 2021, approximately 98% of our management fees were earned on AUM that we refer to as permanent capital. As of December 31, 2021, we have approximately $11.0 billion in AUM not yet paying fees, providing approximately $140.0 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Oak Street Acquisition
On December 29, 2021, we closed the Oak Street Acquisition, expanding our product offering into real estate. Please see Note 3 to our Financial Statements for additional information.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
In the alternative asset management industry, 2021 was a year of robust levels of fundraising and investment activity across the industry. Allocations to alternative strategies have continued to rise across institutional and retail investors, driven by a need for yield and demand for differentiated, uncorrelated returns. Alternative asset managers were able to deploy their dry powder across a wide spectrum of investment opportunities, driving record M&A activity for the year. We have benefited from these ongoing secular tailwinds, providing the capital that managers require to finance acquisitions in their funds through our Direct Lending products, and the capital that managers need to expand and diversify their platforms through our GP Capital Solutions products.
Higher than expected inflation has impacted expectations for the pace of rate hikes, driving market volatility and adjusting investors’ views on earnings growth for many public companies. We anticipate a net positive effect on our business from a rising rate environment. We expect our Direct Lending products to benefit from rising rates, as investor demand would increase for senior secured floating rate assets, and over time, the effect of rising rates would be positive for the net interest income of our Direct Lending products’ loan portfolios. For GP Capital Solutions, market volatility should drive demand for products managed by large, diversified managers, benefiting the types of firms our GP Capital Solutions products have typically taken stakes in. With respect to our Real Estate products, we believe there will continue to be strong demand for real estate strategies with long-term, contractual income that are positively correlated to inflation and backed by investment grade tenants.
We believe that our disciplined investment philosophy across our distinct but complementary products contributes to the stability of our performance throughout market cycles. Our products have a stable base of permanent or long-term capital enabling us to invest in assets with a long-term focus over different points in a market cycle.
Assets Under Management
We present information regarding our AUM, FPAUM and various other related metrics throughout this MD&A to provide context around our fee generating revenues results, as well as indicators of the potential for future earnings from existing and new products. Our calculations of AUM and FPAUM may differ from the calculation methodologies of other asset managers, and as a result these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM includes amounts that are fee exempt (i.e., not subject to fees).
As of December 31, 2021, our assets under management include approximately $1.9 billion related to executives and other employees and approximately $1.0 billion related to other related parties. A portion of these assets under management relate to accrued carried interests, as well as investments that are not charged fees.
Composition of Assets Under Management
Our AUM consists of FPAUM, AUM not yet paying fees, fee-exempt AUM and net appreciation and leverage in products on which fees are based on commitments or investment cost. AUM not yet paying fees generally relates to unfunded capital commitments (to the extent such commitments are not already subject to fees), undeployed debt (to the extent we earn fees based on total asset values or investment cost, inclusive of assets purchased using debt) and AUM that is subject to a temporary fee holiday. Fee-exempt AUM represents certain investments by us, our employees, other related parties and third parties, as well as certain co-investment vehicles on which we do not earn fees.

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire at a predetermined time in the future. AUM not yet paying fees could provide approximately $140.0 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays. Approximately $2.2 billion of AUM not yet paying fees moved to FPAUM on January 1, 2022, driven primarily by the expiration of certain fee holidays in Dyal Fund V.
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

We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenues stream. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer investors change. For example, our Real Estate products have a higher concentration in long-dated funds, which in isolation may cause our percentage of management fees from permanent capital to decline.

Management Fees
Year Ended December 31, 2021

2%
98%
Permanent Capital
Long-Dated Funds

Changes in AUM

	Year Ended December 31, 2021				Year Ended December 31, 2020
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$27,101	$26,220	$—	$53,321	$18,636	$23,001	$—	$41,637
Acquisition	—	—	15,362	15,362	—	2,130	—	2,130
New capital raised	4,163	4,466	—	8,629	4,160	—	—	4,160
Change in debt	7,325	—	—	7,325	4,458	—	—	4,458
Distributions	(848)	(579)	—	(1,427)	(779)	(1,104)	—	(1,883)
Change in value	1,486	9,799	—	11,285	626	2,193	—	2,819
Ending Balance	$39,227	$39,906	$15,362	$94,495	$27,101	$26,220	$—	$53,321
Direct Lending. Increase in AUM was driven by a combination of continued fundraising and debt deployment across the platform.
•$2.5 billion new capital raised in Diversified Lending, primarily driven by retail fundraising in ORCIC.
•$0.9 billion new capital raised in Technology Lending, driven by the initial launch of ORTF II, our second technology-focused BDC.
•$0.6 billion new capital raised in Opportunistic Lending, driven by additional commitments to our Owl Rock Opportunistic private fund.
•$7.3 billion of debt deployment across all of Direct Lending, as we continue to opportunistically deploy leverage in our BDCs.
GP Capital Solutions. Increase in AUM was driven by new capital raised, primarily in Dyal Fund V, and overall appreciation across all of our major products.
Real Estate. Our Real Estate products represent the products added in connection with the Oak Street Acquisition that closed at the end of 2021.

Changes in FPAUM

	Year Ended December 31, 2021				Year Ended December 31, 2020
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$20,862	$17,608	$—	$38,470	$15,278	$17,546	$—	$32,824
Acquisition	—	—	8,203	8,203	—	—	—	—
New capital raised / deployed	10,598	3,700	—	14,298	5,766	353	—	6,119
Distributions	(824)	(96)	—	(920)	(764)	(291)	—	(1,055)
Change in value	1,393	—	—	1,393	582	—	—	582
Ending Balance	$32,029	$21,212	$8,203	$61,444	$20,862	$17,608	$—	$38,470
Direct Lending. Increase in FPAUM was driven by a combination of continued fundraising and debt deployment as discussed in the AUM section above.
GP Capital Solutions. Increase in FPAUM was driven by new capital raised, primarily in Dyal Fund V. On January 1, 2022, $2.2 billion of AUM not yet paying fees moved to FPAUM due to the expiration of certain fee holidays in Dyal Fund V.
Real Estate. Our Real Estate products represent the products added in connection with the Oak Street Acquisition that closed at the end of 2021.
Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of our performance. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. MoIC and IRR data has not been presented for products that have launched within the last two years as such information is generally not meaningful (“NM”).
Direct Lending

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
ORCC	2016	$14,515	$6,006	$6,006	$1,901	$5,938	$7,839	1.39x	1.30x	12.1%	9.3%
ORCC II (9)	2017	$2,633	$1,387	$1,360	$246	$1,360	$1,606	NM	1.18x	NM	7.3%
ORCC III	2020	$3,497	$1,702	$1,653	$64	$1,668	$1,732	NM	NM	NM	NM
ORCIC	2020	$3,996	$1,584	$1,577	$31	$1,581	$1,612	NM	NM	NM	NM

Technology Lending
ORTF	2018	$7,084	$3,187	$3,187	$230	$3,531	$3,761	1.23x	1.18x	18.6%	14.1%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,960	$1,161	$813	$101	$848	$949	1.21x	1.17x	11.2%	8.9%
Owl Rock First Lien Fund Unlevered	2019		$150	$137	$6	$141	$147	1.11x	1.08x	5.6%	3.8%
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
(6)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, and all other expenses.
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
(9)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for ORCC II.
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.20x and 1.14x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.4% and 7.0%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
GP Capital Solutions

								MoIC				IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)		Net (6)		Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$930	$1,284	$1,248	$583	$697	$1,280	1.17	x	1.03	x	3.5%	0.5%
Dyal Fund II	2014	$2,681	$2,153	$1,846	$421	$2,087	$2,508	1.48	x	1.36	x	12.5%	9.0%
Dyal Fund III	2015	$8,359	$5,318	$3,241	$2,493	$4,231	$6,724	2.48	x	2.07	x	32.3%	24.2%
Dyal Fund IV	2018	$14,244	$9,041	$4,076	$2,178	$6,142	$8,320	2.44	x	2.04	x	146.5%	96.0%
Dyal Fund V	2020	$6,724	$5,826	$593	$—	$1,321	$1,321	NM		NM		NM	NM
(1)Valuation-related amounts and performance metrics are presented on a quarter lag and are exclusive of investments made by us and the related carried interest vehicles of the respective products.
(2)Invested capital includes capital calls.
(3)Realized proceeds represent the sum of all cash distributions to investors.
(4)Unrealized value represents the product's NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(5)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is before giving effect to management fees and carried interest, as applicable.
(6)Net MoIC measures the aggregate value generated by a product's investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product's investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable, and all other expenses.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable.
(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product's residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable, and all other expenses. An individual investor's IRR may be different to the reported IRR based on the timing of capital transactions.
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Net Lease (1)
Oak Street Real Estate Capital Fund IV	2017	$1,358	$1,250	$1,239	$911	$821	$1,732	1.52x	1.40x	26.1%	20.3%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$5,669	$3,161	$1,732	$126	$1,972	$2,098	1.21x	1.21x	21.3%	20.3%
Oak Street Real Estate Capital Fund V	2020	$3,818	$2,500	$637	$108	$747	$855	NM	NM	NM	NM
Oak Street Asset-Backed Securitization (9)	2020	$3,001	$2,716	$258	$16	$296	$312	NM	NM	NM	NM
(1)Valuation-related amounts and performance metrics, as well as invested capital and realized proceeds, are presented on a quarter lag where applicable.
(2)Invested capital includes investments by the general partner, capital calls, dividends reinvested and periodic investors closes, as applicable.
(3)Realized proceeds represent the sum of all cash distributions to all investors.
(4)Unrealized value represents the fund’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(5)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is before giving effect to management fees and carried interest, as applicable.
(6)Net MoIC measures the aggregate value generated by a product's investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product's investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable, and all other expenses.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable.

(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product's residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable, and all other expenses. An individual investor's IRR may be different to the reported IRR based on the timing of capital transactions.
(9)Capital raised for this product includes the par value of notes issued in the securitization. Invested capital, realized proceeds, unrealized and total values relate to the subordinated notes/equity of the securitization.
GAAP Results of Operations Analysis
As a result of the Dyal Acquisition, prior year amounts are not comparable to current year amounts or expected future trends. Dyal Capital’s results of operations are included from the Business Combination Date.
For a discussion of our results for the year ended December 31, 2020, compared to the year ended December 31, 2019, please refer to “Owl Rocks Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Proxy Statement/Prospectus, filed May 3, 2021.
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change
Revenues
Management fees, net (includes Part I Fees of $150,370 and $34,404)	$667,935	$194,906	$473,029
Administrative, transaction and other fees	150,037	54,909	95,128
Realized performance income	5,906	—	5,906
Total Revenues, Net	823,878	249,815	574,063
Expenses
Compensation and benefits	1,496,988	240,731	1,256,257
Amortization of intangible assets	113,889	—	113,889
General, administrative and other expenses	140,268	67,811	72,457
Total Expenses	1,751,145	308,542	1,442,603
Other Loss
Net losses on investments	(3,526)	—	(3,526)
Net losses on retirement of debt	(17,636)	—	(17,636)
Interest expense	(27,275)	(23,816)	(3,459)
Change in TRA liability	(13,848)	—	(13,848)
Change in warrant liability	(43,670)	—	(43,670)
Change in earnout liability	(834,255)	—	(834,255)
Total Other Loss	(940,210)	(23,816)	(916,394)
Loss Before Income Taxes	(1,867,477)	(82,543)	(1,784,934)
Income tax benefit	(65,211)	(102)	(65,109)
Consolidated and Combined Net Loss	(1,802,266)	(82,441)	(1,719,825)
Net loss attributable to noncontrolling interests	1,426,095	4,610	1,421,485
Net Loss Attributable to Blue Owl Capital Inc.	$(376,171)	$(77,831)	$(298,340)
Revenues, Net
Management Fees. Management fees increased primarily due to the $234.3 million accretive impact of GP Capital Solution’s management fees from the Business Combination Date. Additionally, management fees increased due to the fee waivers in ORCC that expired in October 2020. These waivers totaled $130.9 million (inclusive of $74.8 million of Part I Fees) in 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 6 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $66.6 million increase in fee income earned for services provided to portfolio companies. Also contributing to the year-over-year increase was $18.6 million of fees related to our GP Capital Solutions products, which are included from the Business Combination Date.
Realized Performance Income. Realized performance income in 2021 was driven by Part II Fees from our technology lending products.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased due to non-cash equity-based compensation charges totaling $1.2 billion in connection with Common Units issued in connection with the Business Combination and the additional $72.1 million was primarily related to subsequent compensation and acquisitions related equity grants and growth in our employee headcount.
Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to Transaction Expenses of $56.2 million that were not eligible to be netted against offering proceeds for GAAP, an $8.9 million increase driven by higher legal, accounting and insurance expenses associated with being a public company and a $9.0 million increase in placement fees primarily due to closes in Dyal Fund V. Partially offsetting these increases in expenses was a $21.9 million decrease in expense support to certain Direct Lending products.
Other Loss
Net losses on retirement of debt. The net loss on retirement of debt in the current year period was primarily due to a $12.5 million call protection premium paid in connection with the early repayment of our Term Loan. The remaining amount relates to the write-off of unamortized deferred financing costs related to the Term Loan and terminated revolving credit facilities. See Note 4 to our Financial Statements for additional information.
Interest expense. The increase in interest expense was driven by higher average debt outstanding, as in 2020 our long-term debt outstanding related to the $250.0 million Term Loan that was repaid in the second quarter of 2021 using proceeds from the $700 million of 2031 Notes, a larger size facility. Further, we issued the $350 million of 2051 Notes during the fourth quarter of 2021. Partially offsetting the impact of higher average borrowing outstanding were lower average borrow rates on the Notes in 2021 compared to the Term Loan in 2020.
Change in TRA liability. The change in TRA liability was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration), as well as changes in estimated future tax rates due to changes in our state income tax apportionment.
Change in warrant liability. The change in warrant liability was driven by the increase in the price of our publicly traded warrants, as such price directly impacts the Public Warrants and is also a significant input to the valuation of our Private Placement Warrants.
Change in earnout liability. The change in earnout liability was primarily due to the increase in our Class A Share price, as such input was a material driver of the valuation of the Earnout Securities carried at fair value through the Class E Trigger Event Dates. No Earnout Securities remained outstanding as of December 31, 2021; however, the Oak Street Cash Earnout was brought onto the statement of financial condition at the end of 2021 in connection with the Oak Street Acquisition, and such amounts will be subject to fair value remeasurement each period until the relevant Oak Street Trigger Events occur. See Note 3 to our Financial Statements for additional information on the Oak Street Cash Earnout.
Income Tax Benefit
Prior to the Business Combination, our income was generally subject to New York City UBT, as the operating entities are partnerships for U.S. federal income tax purposes. In connection with the Business Combination, the portion of income allocable to the Registrant is also generally subject to corporate tax rates at the U.S. federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 74% weighted average economic interest in the Blue Owl Operating Group. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant, and related primarily to third-party interests held in certain of our consolidated investment advisor holding companies.

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
Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP measure of operating performance used to make operating decisions and assess our operating performance. Fee-Related Earnings excludes certain items that are required for the presentation of our results on a GAAP basis. Management also reviews the components that comprise Fee-Related Earnings (i.e., FRE Revenues and FRE Expenses) on the same basis used to calculate Fee-Related Earnings, and such components are also non-GAAP measures and have been identified with the prefix “FRE” in the tables and discussion below. Management believes that by excluding these items, which are described below, Fee-Related Earnings and its components can be useful as supplemental measures to our GAAP results in assessing our operating performance and focusing on whether our recurring revenues, primarily consisting of management fees, are sufficient to cover our recurring operating expenses.
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of intangible assets; “Transaction Expenses” as defined below; net gains (losses) on investments, changes in TRA, earnout and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews revenues by reducing GAAP administrative, transaction and other fees for certain expenses related to reimbursements from our products, which are presented gross for GAAP but net for non-GAAP measures. Transaction Expenses are expenses incurred in connection with the Business Combination and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transaction.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, realized performance income and related compensation, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, net losses on retirement of debt, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.

Fee-Related Earnings and Distributable Earnings Summary

	Year Ended December 31,
(dollars in thousands)	2021	2020

FRE revenues	$785,901	$233,310
FRE expenses	(330,256)	(201,512)
Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(3,961)	4,610
Fee-Related Earnings	$451,684	$36,408
Distributable Earnings	$427,322	$12,219
Fee-Related Earnings and Distributable Earnings increased year-over-year as a result of the accretive impact of the Dyal Acquisition, as well as higher FRE revenues from our Direct Lending products as certain fee waivers in ORCC, our largest BDC, expired in the fourth quarter of 2020. These increases were offset by higher FRE expenses, primarily due to compensation and benefits as discussed further below.
FRE Revenues

	Year Ended December 31,
(dollars in thousands)	2021	2020
Direct Lending Products
Diversified lending	$348,363	$140,153
Technology lending	66,089	42,052
First lien lending	15,185	12,335
Opportunistic lending	3,993	366
Management Fees, Net	433,630	194,906
Administrative, transaction and other fees	106,973	38,404
FRE Revenues - Direct Lending Products	540,603	233,310

GP Capital Solutions Products
GP minority equity investments	233,505	—
GP debt financing	10,215	—
Professional sports minority investments	477	—
Management Fees, Net	244,197	—
Administrative, transaction and other fees	1,101	—
FRE Revenues - GP Capital Solutions Products	245,298	—
Total FRE Revenues	$785,901	$233,310
FRE revenues increased primarily due to higher management fees from our Direct Lending products due to the fee waivers in ORCC, our largest BDC, that expired in October 2020. These waivers totaled $130.9 million (inclusive of $74.8 million of Part I Fees) for the year ended December 31, 2020. The remaining increase was driven primarily by the overall growth in FPAUM across all of our Diversified Lending product strategies. Also contributing to the increase were higher administrative, transaction and other fees due to higher fee income earned for services provided to portfolio companies. FRE revenues also increased due to the accretive impact of Dyal Capital’s management fees from the Business Combination Date.

FRE Expenses

	Year Ended December 31,
(dollars in thousands)	2021	2020

FRE compensation and benefits	$(255,626)	$(137,197)
FRE general, administrative and other expenses	(74,630)	(64,315)
Total FRE Expenses	$(330,256)	$(201,512)
FRE expenses increased primarily due to higher FRE compensation and benefits as a result of increased headcount, both in the legacy Owl Rock business, as well as due to an increase related to the Dyal Acquisition. FRE general, administrative and other expenses were up primarily due to placement fees related to Dyal Fund V, expenses related to being a public company and increased travel and office-related expenses as we transition from working remotely back to the office. These increases were partially offset by lower expense support to certain products. See “—GAAP Results of Operations Analysis” for additional information on these drivers.
Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Year Ended December 31,
(dollars in thousands)	2021	2020
GAAP Loss Before Income Taxes	$(1,867,477)	$(82,543)
Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(3,961)	4,610
Strategic Revenue-Share Purchase consideration amortization	9,892	—
Realized performance compensation	2,067	—
Equity-based compensation	1,205,336	90,525
Capital-related compensation	1,416	—
Amortization of intangible assets	113,889	—
Transaction Expenses	56,218	—
Interest expense	27,275	23,816
Realized performance income	(5,906)	—
Net losses on investments	3,526	—
Net losses on early retirement of debt	17,636	—
Change in TRA liability	13,848	—
Change in warrant liability	43,670	—
Change in earnout liability	834,255	—
Fee-Related Earnings	451,684	36,408
Realized performance income	5,906	—
Realized performance compensation	(2,067)	—
Interest expense	(27,275)	(23,816)
Taxes and TRA payments	(926)	(373)
Distributable Earnings	427,322	12,219
Interest expense	27,275	23,816
Taxes and TRA payments	926	373
Fixed assets depreciation and amortization	665	673
Adjusted EBITDA	$456,188	$37,081

	Year Ended December 31,
(dollars in thousands)	2021	2020
GAAP Revenues	$823,878	$249,815
Strategic Revenue-Share Purchase consideration amortization	9,892	—
Realized performance income	(5,906)	—
Administrative and other fees	(41,963)	(16,505)
FRE Revenues	$785,901	$233,310

	Year Ended December 31,
(dollars in thousands)	2021	2020
GAAP Compensation and Benefits	$1,496,988	$240,731
Realized performance compensation	(2,067)	—
Equity-based compensation	(1,204,119)	(90,525)
Capital-related compensation	(1,416)	—
Administrative and other expenses	(33,760)	(13,009)
FRE Compensation and Benefits	$255,626	$137,197

	Year Ended December 31,
(dollars in thousands)	2021	2020
GAAP General, Administrative and Other Expenses	$140,268	$67,811
Transaction Expenses	(56,218)	—
Equity-based compensation	(1,217)	—
Administrative and other expenses	(8,203)	(3,496)
FRE General, Administrative and Other Expenses	$74,630	$64,315
Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time-to-time we may rely on the use of revolving credit facilities between management fee collection dates, which generally occur on a quarterly basis. We may also rely on our Revolving Credit Facility for liquidity needed to fund acquisitions, which we may replace with longer-term financing, subject to market conditions. To the extent that we have excess liquidity, we may invest such excess liquidity in corporate bonds, agency securities and other investments.
We ended 2021 with $42.6 million of cash and cash equivalents, excess liquidity investments of $1.3 million and $487.0 million available under our Revolving Credit Facility. We had $153.0 million outstanding on our Revolving Credit Facility, and such amounts were repaid in January 2022 in connection with revenues collected at the start of the quarter. In February, we increased the capacity of our Revolving Credit Facility, and as of the date of this filing, we have $715.0 million available under the Revolving Credit Facility, which is available for general corporate purposes. In February 2022, we also issued the $400.0 million 2032 Notes, providing additional liquidity for general corporate purposes, including to fund future strategic acquisitions or related transactions and growth initiatives.
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
Debt Obligations
Our long-term debt obligations consisted of the $700.0 million 2031 Notes and the $350.0 million 2051 Notes as of December 31, 2021. We also had $153.0 million outstanding on our Revolving Credit Facility, and such amounts were repaid in January 2022, as discussed above, and issued the $400.0 million 2032 Notes in February 2022. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 4 to our consolidated and combined financial statements in this report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes and TRA payable, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $169.4 million for the quarter ended December 31, 2021. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our consolidated and combined financial statements in this report, we may in the future be required to make payments under the TRA. As of December 31, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $670.7 million under the TRA, net of fair value adjustments. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Warrants
We classify the warrants issued in connection with the Business Combination as liabilities in our consolidated and combined statements of financial condition, as in the event of a change in control, warrant holders have the ability to demand cash settlement from us. In addition, we have the option to cash settle outstanding warrants when certain criteria is met, as described in Note 2 to our Financial Statements. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future if needed.
Earnout Securities and Oak Street Cash Earnout
We classified certain Earnout Securities as liabilities in our consolidated and combined statements of financial condition, as described in Note 2 to our Financial Statements. The settlement of these liabilities during 2021 was in the form of Class A Shares and Common Units that were issued upon the relevant Class E Triggering Events and did not require cash settlement.
A portion of the Oak Street Cash Earnouts are also liability classified and represent the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events occur. Further, the portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. See Note 2 to our Financial Statements for additional information.
Dividends and Distributions
We intend to continue to pay to Class A Shareholders (and Class B Shareholders in the future to the extent any Class B Shares are outstanding) a quarterly dividend representing approximately 85% of Distributable Earnings following the end of each quarter. Blue Owl Capital Inc.’s share of Distributable Earnings, subject to adjustment as determined by our Board to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, operating reserves, clawback obligations and dividends to shareholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
The Blue Owl Operating Partnerships will make cash distributions (“Tax Distributions”) to the partners of such partnerships, including to Blue Owl GP, if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, Tax Distributions will be computed based on our estimate of the taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, New York State and New York City income tax rates prescribed for an individual or corporate resident in New York City (taking into account certain assumptions set forth in the relevant partnership agreements). Tax Distributions will be made only to the extent distributions from the Blue Owl Operating Partnerships for the relevant year were otherwise insufficient to cover the estimated assumed tax liabilities.
Holders of our Class A and B Shares may not always receive distributions or may receive lower distributions on a per share basis at a time when we, indirectly through Blue Owl GP, and holders of our Common Units are receiving distributions on their interests, as distributions to the Registrant and Blue Owl GP may be used to settle tax and TRA liabilities, if any, and other obligations.

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
LIBOR Transition
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. Our Notes are fixed rate borrowings, and therefore the LIBOR phase out will not have an impact on this borrowing. The Revolving Credit Facility is subject to SOFR rates at our option, or alternative rates that are not tied to LIBOR. Certain of our products hold investments and have borrowings that are tied to LIBOR, and we continue to focus on managing any risk related to those exposures. Our senior management has oversight of these transition efforts. See “Risk Factors—Risks Related to Legal and Regulatory Environment—Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by our products and could affect our results of operations and financial results.”
Cash Flows Analysis

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$281,658	$5,234	$276,424
Investing activities	(1,598,872)	(652)	(1,598,220)
Financing activities	1,348,151	(295)	1,348,446
Net Change in Cash and Cash Equivalents	$30,937	$4,287	$26,650
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
Investing Activities. Cash flows related to investing activities for 2021 primarily related to the cash consideration paid in connection with the Dyal Acquisition and Oak Street Acquisition. In 2021, we also invested excess liquidity from our Notes offerings and retained earnings in various fixed income investments and subsequently sold such investments for general corporate purposes. In 2020, cash flows related to investing activities were not material.

Financing Activities. Cash flows related to financing activities for 2021 were primarily driven by cash proceeds from the Business Combination, as well as related cash consideration paid to certain pre-Business Combination Owl Rock owners. Additionally, distributions of pre-Business Combination-related earnings were also made during 2021, with a final distribution of $52.0 million related to pre-Business Combination-related earnings made during the third quarter of 2021. Cash flows related to financing activities in 2021 also included the proceeds from our 2031 Notes, which proceeds were used in part to repay our previously outstanding Term Loan and proceeds from our 2051 Notes, which proceeds were used to finance working capital needs and general capital purposes. We also made various short-term borrowings and repayments under our revolving credit facilities. Such borrowings were fully repaid by January 2022.
Our 2020 cash flows related to financing activities included borrowings and repayments under our previously outstanding revolving credit facilities. In addition, distributions related to pre-Business Combination-related earnings was another significant financing cash flow in the prior-year period.
Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated and combined financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including uncertainty in the current economic environment due to the COVID-19 pandemic and other factors. For a summary of our significant accounting policies, see Note 2 to our Financial Statements.
Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our Direct Lending products is the primary input to the calculation for the majority of our management fees. Management fees from our GP Capital Solutions and Real Estate products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, we incorporate our own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors.
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
TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition. The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 9 to our Financial Statements for additional details.

Earnout Liability and Private Placement Warrants Liability
The fair values of our Earnout Securities liability and Private Placement Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur. See Note 9 to our Financial Statements for additional details.
Equity-based Compensation
The fair values of our equity-based compensation RSU and Incentive Unit grants are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability on RSUs and Incentive Units that are subject to a one-year post-vesting transfer restriction. The higher these discounts, the lower the compensation expense taken over time for these grants.
For the Seller Earnout Securities and Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we used Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken each period for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken each period for these grants. See Note 8 to our Financial Statements for additional details.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the year ended December 31, 2021, or that have been issued but that we have not yet adopted, are expected to substantively impact our future trends.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Direct Lending products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impacts the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our GP Capital Solutions and Real Estate products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.
Interest Rate Risk
Our Notes bear interest at fixed rates. Our Revolving Credit Facility bears interest at a variable rate based on SOFR (or an alternative base rate at our option). As of the date of this report, we have no borrowings outstanding under our Revolving Credit Facility, and therefore changes in interest rates would not have a material impact on interest expense for our existing borrowings.

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2021 and 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Financial Statements, including the report thereon dated February 28, 2022, of KPMG LLP, our independent registered public accounting firm (PCAOB ID 185) set forth in the F-pages of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Management’s Report on Internal Control over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combination on May 19, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting for any period reported in our consolidated and combined financial statements. We expect our independent public registered accounting firm to attest to the effectiveness of our internal control over financial reporting for our Annual Report for the year ending December 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Effective February 28, 2022, the Board of Directors of the Company approved amendments to each of the employment agreements between the Company and each of Doug Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (collectively, the “Employment Agreement Amendments”) to provide that (i) a portion of such individual’s right to receive up to 1.33% of the Company’s annual management fee revenues that exceed such individual’s base compensation (the “Additional Amounts) shall be paid in the form of profits interests in the Blue Owl Partnerships, if offered by the Company and elected by the individual, and (ii) the remainder of any such Additional Amounts shall be in the form of cash; provided that (x) for 2022, the amount received in profits interests shall not be less than 20% of such Additional Amounts, and (y) for periods subsequent to 2022, the proportional amounts of cash and profits interests shall be subject to required consent under the Investor Rights Agreement. The number of profits interests issued would be calculated based on the volume weighted average trading price for the ten trading days prior to the payment date. The terms of such profits interests are expected to be substantially similar to profits interests previously awarded by the Company except that they would be fully vested upon grant and subject to a one year lockup period and additional limitations on conversion.
The foregoing description is not complete and is qualified in its entirety by reference to the text of the Employment Agreement Amendments, copies of which are attached hereto as Exhibits 10.22, 10.23, 10.24 and 10.25, respectively, and are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
1.The financial statements included in this annual report are listed on page F-1.
2.Financial statement schedules:
None.
3.Exhibits included or incorporated by reference herein:
See Exhibit Index on the following page.
Item 16. Form 10-K Summary.
None.

Exhibit Index

Exhibit Number	Description
2.1†
Business Combination Agreement, dated as of December 23, 2020, as amended from time to time, by and among Altimar, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.2†
Amendment to Business Combination Agreement, dated as of January 4, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.3†
Second Amendment to Business Combination Agreement, dated as of March 25, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.4†
Third Amendment to Business Combination Agreement, dated as of April 11, 2021, among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (incorporated by reference to Annex C of Altimar Acquisition Corporation Proxy Statement/Prospectus on Form S-4 filed on April 22, 2021)

2.5
Agreement and Plan of Merger, dated October 17, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Flyer Merger Sub I, LLC, Flyer Merger Sub II, LP, OSREC GP Holdings, LP, Oak Street Real Estate Capital, LLC, SASC Feeder, LP and Augustus, LLC (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 18, 2021)

2.6
First Amendment to the Agreement and Plan of Merger, dated as of December 23, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Flyer Merger Sub I, LLC, Flyer Merger Sub II, LP, OSREC, GP Holdings, LP, Oak Street Real Estate Capital, LLC, SASC Feeder, LP and Augustus, LLC. (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

3.1	Certificate of Domestication of Altimar Acquisition Corporation (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2	Certificate of Incorporation of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.3	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
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
4.5
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

4.6	Form of 4.125% Senior Note due 2051 (included in Exhibit 4.5 hereto)
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

Exhibit Number	Description
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
10.9
Transition Services Agreement, dated as of May 19, 2021, by and between Blue Owl Capital Inc. and Neuberger Berman Group LLC (incorporated by reference to Exhibit 10.9 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.10
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Doug Ostrover (incorporated by reference to Exhibit 10.4 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.11
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Marc Lipschultz (incorporated by reference to Exhibit 10.5 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.12
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Michael D. Rees (incorporated by reference to Exhibit 10.6 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.13
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.14
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.15
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.16
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.17
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.18
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.19
Investor Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Douglas Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.20
Registration Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Marc Zahr and Augustus, LLC (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.21
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Inc. and Marc Zahr (incorporated by reference to Exhibit 2.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.22*+	First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Douglas I. Ostrover
10.23*+	First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc S. Lipschultz
10.24*+	First Amendment to Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr

Exhibit Number	Description
10.25*+	First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Michael D. Rees
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of December 31, 2021 and December 31, 2020, (ii) the Consolidated and Combined Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request
+	Indicates a management or compensatory plan
*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities on February 28, 2022.

Name	Title

/s/ Douglas I. Ostrover	Chief Executive Officer and Director
Douglas I. Ostrover

/s/ Marc S. Lipschultz	Co-President and Director
Marc S. Lipschultz

/s/ Michael Rees	Co-President and Director
Michael Rees

/s/ Alan Kirshenbaum	Chief Financial Officer
Alan Kirshenbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Claudia Holz	Director
Claudia Holz

/s/ Andrew S. Komaroff	Director
Andrew S. Komaroff

/s/ Craig W. Packer	Director
Craig W. Packer

/s/ Stacy Polley	Director
Stacy Polley

/s/ Sean Ward	Director
Sean Ward

/s/ Dana Weeks	Director
Dana Weeks

/s/ Marc Zahr	Director
Marc Zahr

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Blue Owl Capital Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined statements of financial condition of Blue Owl Capital Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated and combined financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the fair value of certain acquired intangible assets
As discussed in Note 1 to the consolidated and combined financial statements, the Company acquired Dyal Capital Partners (Dyal) and Oak Street Real Estate Capital LLC (Oak Street) on May 19, 2021 and December 29, 2021, respectively. The acquisitions were accounted for as business combinations using the acquisition method of accounting as discussed in Note 2. As discussed in Note 3, the Company acquired Dyal and Oak Street for total purchase consideration of $5,607.2 million and $1,083.4 million, respectively. In connection with the acquisitions, the Company recognized intangible assets acquired at their acquisition-date fair value. The intangible assets acquired included investment management agreements related to the Dyal and Oak Street acquisitions of $1,859.9 million and $323.3 million, respectively. The intangible assets acquired also included investor relationships related to the Dyal and Oak Street acquisitions of $291.4 million and $157.4 million, respectively.

We identified the evaluation of the fair value of the investment management agreements and investor relationships acquired in the Dyal and Oak Street business combinations as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the following assumptions:
— projected revenue on assets under management used to value the investment management agreements
— investor retention rates used to value the investor relationships
— discount rates used to value the investment management agreements and investor relationships.
The acquisition-date fair value of investment management agreements and investor relationships were sensitive to changes in the above assumptions. In addition, the projected revenue on assets under management was based on expectations of future market and economic conditions that are uncertain.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation process for the investment management agreements and investor relationships. This included controls related to the development of the above assumptions. We evaluated the reasonableness of the projected revenue on assets under management by comparing it to historical revenue on assets under management. We involved valuation professionals with specialized skills and knowledge, who assisted in:
— evaluating the discount rates used to determine the fair value of the investment management agreements and the investor relationships by (1) comparing their inputs to publicly available market data for comparable entities, (2) recalculating the Company’s determination of its weighted average cost of capital (WACC) used to determine its discount rates, and (3) reconciling the Company’s determination of its WACC to the Company’s weighted average return on assets and internal rate of return
— evaluating the discount rates used to determine the fair value of the investment management agreements and the fair value of the investor relationships acquired in the Oak Street business combination by comparing the Company’s determination of the WACC to market information such as venture capital rates of return used to value companies in various stages of development
— evaluating the investor retention rates used to determine the fair value of the investor relationships by comparing them to historical retention rates of investors participating in new funds and investment strategies.
Fair value of earnout securities on date of Business Combination
As discussed in Note 1 to the consolidated and combined financial statements, in connection with the Business Combination on May 19, 2021, the Company issued two series of Class E Shares and the Blue Owl Operating Partnerships issued Seller Earnout Units (collectively, the Earnout Securities). As discussed in Note 9, the Company recorded an earnout liability of $635.1 million, of which $491.3 million related to the Earnout Securities. As discussed in Note 2, the liability for Earnout Securities is carried at fair value with changes in fair value included within change in earnout liability in the Company’s consolidated and combined financial statements. In addition, as discussed in Note 2, Earnout Securities issued to certain employees in connection with the Business Combination were accounted for as equity-based compensation. As discussed in Note 8, the Company recorded total equity-based compensation expense for Earnout Securities of $63 million. As discussed in Notes 1 and 8, the Earnout Securities had Triggering Events on July 21, 2021 and November 3, 2021, and as a result, none remained outstanding as of December 31, 2021.
We identified the evaluation of the fair value of Earnout Securities issued on May 19, 2021 in connection with the Business Combination as a critical audit matter. A higher degree of subjective and complex auditor judgment was required to evaluate the volatility rate developed from guideline public companies and the discount for lack of marketability (DLOM) used to estimate the fair value of the Earnout Securities. The development of these assumptions involved unobservable data or company adjustments of observable data.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation process for Earnout Securities, including controls related to the determination of the volatility rate. We involved valuation professionals with specialized skills and knowledge, who assisted in:
— evaluating the DLOM by comparing it to an independently developed range of DLOMs
— assessing the volatility rate used in the valuation of Earnout Securities by comparing it to (1) an independently developed volatility rate using comparable peer companies, (2) historical and implied volatility rates of relevant public peer companies, and (3) an independently developed range of volatility rates using the capital structure of the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

New York, New York
February 28, 2022

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$42,567	$11,630
Due from related parties	224,576	92,698
Operating lease assets	86,033	—
Strategic Revenue-Share Purchase consideration, net	495,322	—
Deferred tax assets	635,624	800
Intangible assets, net	2,611,411	—
Goodwill	4,132,245	—
Other assets, net	38,620	16,469
Total Assets	$8,266,398	$121,597
Liabilities
Debt obligations, net	$1,174,167	$356,386
Accrued compensation	155,606	207,957
Operating lease liabilities	88,480	—
Deferred tax liabilities	48,962	—
TRA liability (includes $111,325 and $— at fair value)	670,676	—
Warrant liability, at fair value	68,798	—
Earnout liability	143,800	—
Accounts payable, accrued expenses and other liabilities	68,339	58,415
Total Liabilities	2,418,828	622,758
Commitments and Contingencies (Note 11)
Shareholders’ Equity (Deficit)
Members’ deficit prior to the Business Combination	—	(507,687)
Class A Shares, par value $0.0001 per share, 2,500,000,000 and none authorized, 404,919,411 and none issued and outstanding	40	—
Class C Shares, par value $0.0001 per share, 1,500,000,000 and none authorized, 674,766,200 and none issued and outstanding	67	—
Class D Shares, par value $0.0001 per share, 350,000,000 and none authorized, 319,132,127 and none issued and outstanding	32	—
Additional paid-in capital	2,160,934	—
Accumulated deficit	(497,506)	—
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,663,567	—
Shareholders’ equity attributable to noncontrolling interests	4,184,003	6,526
Total Shareholders’ Equity (Deficit)	5,847,570	(501,161)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,266,398	$121,597
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Management fees, net (includes Part I Fees of $150,370, $34,404 and $11,515)	$667,935	$194,906	$123,957
Administrative, transaction and other fees	150,037	54,909	66,893
Realized performance income	5,906	—	—
Total Revenues, Net	823,878	249,815	190,850
Expenses
Compensation and benefits	1,496,988	240,731	111,773
Amortization of intangible assets	113,889	—	—
General, administrative and other expenses	140,268	67,811	51,710
Total Expenses	1,751,145	308,542	163,483
Other Loss
Net losses on investments	(3,526)	—	—
Net losses on retirement of debt	(17,636)	—	—
Interest expense	(27,275)	(23,816)	(6,662)
Change in TRA liability	(13,848)	—	—
Change in warrant liability	(43,670)	—	—
Change in earnout liability	(834,255)	—	—
Total Other Loss	(940,210)	(23,816)	(6,662)
Loss Before Income Taxes	(1,867,477)	(82,543)	20,705
Income tax benefit	(65,211)	(102)	240
Consolidated and Combined Net Loss	(1,802,266)	(82,441)	20,465
Net loss attributable to noncontrolling interests	1,426,095	4,610	2,493
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(376,171)	$(77,831)	$22,958

	May 19, 2021 through December 31, 2021

Net Loss Attributable to Class A Shares	$(450,430)
Net Loss per Class A Share
Basic	$(1.27)
Diluted	$(1.34)
Weighted-Average Class A Shares
Basic(1)	354,949,067
Diluted	1,315,186,416

(1)Included in the weighted-average Class A Shares outstanding for the period from May 19, 2021 to December 31, 2021, were 9,191,642 RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Members’ Deficit Prior to the Business Combination
Beginning balance	$(507,687)	$(352,756)	$(69,916)
Contributions	—	—	13,435
Distributions	(103,143)	(77,100)	(319,233)
Comprehensive income (loss) prior to the Business Combination Date	74,259	(77,831)	22,958
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	536,571	—	—
Ending Balance	$—	$(507,687)	$(352,756)

Class A Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	32	—	—
Share issuance in connection with Strategic Revenue-Share Purchase	3	—	—
Settlement of Earnout Securities	1	—	—
Class C Shares and Common Units exchanged for Class A Shares	4	—	—
Ending Balance	$40	$—	$—

Class C Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	63	—	—
Settlement of Earnout Securities	6	—	—
Class C Shares and Common Units exchanged for Class A Shares	(4)	—	—
Class C Shares issued as consideration related to the Oak Street Acquisition	2	—	—
Ending Balance	$67	$—	$—

Class D Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	29	—	—
Settlement of Earnout Securities	3	—	—
Ending Balance	$32	$—	$—

Class E Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	1	—	—
Settlement of Earnout Securities	(1)	—	—
Ending Balance	$—	$—	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Additional Paid-in Capital
Beginning balance	$—	$—	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	(138,133)	—	—
Cash proceeds from the Business Combination	1,738,478	—	—
Offering costs related to the Business Combination	(126,309)	—	—
Allocation of cash proceeds to warrant liability	(25,128)	—	—
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	(83,949)	—	—
Deferred taxes recognized in the Business Combination	504,551	—	—
TRA liability recognized in the Business Combination	(359,388)	—	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	(325,222)	—	—
Share issuance in connection with Strategic Revenue-Share Purchase	455,020	—	—
Offering costs related to share issuance in connection with Strategic Revenue-Share Purchase	(687)	—	—
Exercise of warrants	2	—	—
Equity-based compensation	331,926	—	—
Settlement of Earnout Securities	198,704	—	—
Acquisition of noncontrolling interests	(74,684)	—	—
Deferred taxes on capital transactions subsequent to the Business Combination	164,741	—	—
TRA liability recognized on capital transactions subsequent to the Business Combination	(195,795)	—	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership subsequent to the Business Combination	96,807	—	—
Ending Balance	$2,160,934	$—	$—

Accumulated Deficit
Beginning balance	$—	$—	$—
Cash dividends declared on Class A Shares	(47,076)	—	—
Comprehensive loss following the Business Combination Date	(450,430)	—	—
Ending Balance	$(497,506)	$—	$—
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,663,567	$—	$—

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$6,526	$2,259	$(2,689)
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	(398,438)	—	—
Common Units issued as consideration related to the Dyal Acquisition	4,285,359	—	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	(491,956)	—	—
Allocation to earnout liability for Seller Earnout Units issued in the Business Combination	(160,540)	—	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	325,222	—	—
Common Units issued as consideration related to the Oak Street Acquisition	329,767	—	—
Equity-based compensation	1,026,020	—	—
Settlement of Earnout Securities	1,126,828	—	—
Acquisition of noncontrolling interests	(222,370)	—	—
Contributions	15,734	9,831	8,460
Distributions	(135,244)	(954)	(1,019)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership subsequent to the Business Combination	(96,810)	—	—
Comprehensive income (loss)	(1,426,095)	(4,610)	(2,493)
Ending Balance	$4,184,003	$6,526	$2,259
Total Shareholders' Equity	$5,847,570	$(501,161)	$(350,497)

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Cash Dividends Paid per Class A Share	$0.13	$—	$—

Number of Class A Shares
Beginning balance	—	—	—
Impact of the Business Combination	320,005,258	—	—
Shares issued in connection with Strategic Revenue-Share Purchase	29,701,013	—	—
Settlement of Earnout Securities	14,990,864	—	—
Class C Shares and Common Units exchanged for Class A Shares	40,222,143	—	—
Exercise of warrants	133	—	—
Ending Balance	404,919,411	—	—

Number of Class C Shares
Beginning balance	—	—	—
Impact of the Business Combination	628,380,707	—	—
Settlement of Earnout Securities	60,533,306	—	—
Class C Shares and Common Units exchanged for Class A Shares	(40,222,143)	—	—
Common Units issued as consideration for Oak Street Acquisition	26,074,330	—	—
Ending Balance	674,766,200	—	—

Number of Class D Shares
Beginning balance	—	—	—
Impact of the Business Combination	294,656,373	—	—
Settlement of Earnout Securities	24,475,754	—	—
Ending Balance	319,132,127	—	—

Number of Class E Shares
Beginning balance	—	—	—
Impact of the Business Combination	14,990,864	—	—
Settlement of Earnout Securities	(14,990,864)	—	—
Ending Balance	—	—	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Consolidated and combined net (loss) income	$(1,802,266)	$(82,441)	$20,465
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities:
Amortization of intangible assets	113,889	—	—
Equity-based compensation	1,205,336	—	—
Depreciation and amortization of fixed assets	665	673	829
Amortization of debt discounts and deferred financing costs	1,868	787	225
Amortization of investment discounts and premiums	1,692	—	—
Non-cash lease expense	1,974	—	—
Net losses on retirement of debt	17,636	—	—
Net losses on investments, net of dividends	3,583	—	—
Change in TRA liability	13,848	—	—
Change in warrant liability	43,670	—	—
Change in earnout liability	834,255	—	—
Deferred income taxes	(66,138)	(475)	159
Changes in operating assets and liabilities:
Due from related parties	(105,376)	(49,824)	(12,407)
Strategic Revenue-Share Purchase consideration	(40,997)	—	—
Other assets, net	(2,095)	(9,747)	2,060
Accrued compensation	92,742	135,108	39,295
Accounts payable, accrued expenses and other liabilities	(32,628)	11,153	(6,562)
Net Cash Provided by Operating Activities	281,658	5,234	44,064
Cash Flows from Investing Activities
Purchase of fixed assets	(5,261)	(652)	(1,173)
Purchase of investments	(328,797)	—	—
Proceeds from investment sales and maturities	314,052	—	—
Cash consideration paid for Dyal Acquisition and Oak Street Acquisition, net of cash acquired	(1,578,866)	—	—
Proceeds from promissory note	—	(30,000)	—
Repayments of promissory note	—	30,000	—
Net Cash Used in Investing Activities	(1,598,872)	(652)	(1,173)
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	1,738,603	—	—
Offering costs related to the Business Combination	(126,309)	—	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	(491,956)	—	—
Acquisition of noncontrolling interests	(297,054)	—	—
Proceeds from debt obligations	1,390,296	240,547	344,944
Debt issuance costs	(17,864)	(594)	(4,151)
Repayments of debt obligations, including retirement costs	(577,835)	(171,458)	(83,590)
Contributions from members prior to the Business Combination	—	9,264	20,042
Dividends paid on Class A Shares	(47,076)	—	—
Distributions to members prior to the Business Combination	(103,144)	(78,054)	(320,252)
Contributions from noncontrolling interests	15,734	—	—
Distributions to noncontrolling interests	(135,244)	—	—
Net Cash Provided by (Used in) Financing Activities	1,348,151	(295)	(43,007)
Net Increase (Decrease) in Cash and Cash Equivalents	30,937	4,287	(116)
Cash and cash equivalents, beginning of period	11,630	7,343	7,459
Cash and Cash Equivalents, End of Period	$42,567	$11,630	$7,343
Supplemental Information
Cash paid for interest	$25,009	$23,231	$2,697
Cash paid for income taxes	$4,353	$142	$359
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

1. ORGANIZATION
Blue Owl Capital Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Blue Owl”), is a global alternative asset manager. Anchored by a strong permanent capital base, the Company deploys private capital across Direct Lending, GP Capital Solutions and Real Estate strategies on behalf of institutional and private wealth clients.
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
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Holdings”) and Blue Owl Capital Carry LP (“Blue Owl Carry”). Blue Owl Holdings and Blue Owl Carry are referred to, collectively, as the “Blue Owl Operating Partnerships,” and collectively with their consolidated subsidiaries, as the “Blue Owl Operating Group.” The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through Blue Owl Capital Holdings GP LLC and Blue Owl Capital GP LLC (collectively, “Blue Owl GP”), which are directly or indirectly wholly owned subsidiaries of the Registrant.
Business Combination, Including Dyal Acquisition
The Registrant was initially incorporated in the Cayman Islands as Altimar Acquisition Corporation (“Altimar”), a special purpose acquisition company. Pursuant to the Business Combination Agreement dated December 23, 2020, as amended, modified, supplemented or waived from time to time, (the “Business Combination Agreement”), on May 19, 2021 (“Business Combination Date”) (i) Altimar was redomiciled as a Delaware corporation and changed its name to Blue Owl Capital Inc., (ii) Altimar merged with Owl Rock (as defined below) (the “Altimar Merger”) and (iii) the Company acquired Dyal Capital Partners (“Dyal Capital”), a former division of Neuberger Berman Group LLC (the “Dyal Acquisition”) (collectively with the Altimar Merger, the “Business Combination”). As further discussed in Note 2, for both the Altimar Merger and the Dyal Acquisition, Owl Rock was deemed to be the acquirer for accounting purposes. Therefore, the predecessor to Blue Owl is “Owl Rock,” a combined carve-out of Owl Rock Capital Group LLC and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Securities”). See Note 3 for additional information.
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Oak Street Real Estate Capital, LLC (“Oak Street”) and its advisory business (the “Oak Street Acquisition,” and together with the Dyal Acquisition, the “Acquisitions”). See Note 3 for additional information.
Registrant’s Capital Structure
In 2021, the Registrant had the following instruments outstanding:
•Class A Shares—Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to one vote per share on all matters submitted to a vote of shareholders. Class A Shareholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”).
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to a number of votes per share that when combined with Class D Shares, equal 90% of the total voting power of all shares. Class B Shareholders are entitled to dividends in the same amount per share as declared on Class A Shares. No Class B Shares have been issued from inception through December 31, 2021. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
•Class C Shares—Shares of Class C common stock that are not publicly traded. Class C Shareholders are entitled to one vote per share on matters submitted to a vote of shareholders. Class C Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct and indirect holdings of Common Units and Incentive Units (as defined below and subject to limitations on unvested units). For every Common Unit and Incentive Unit held directly or indirectly by non-Principals, one Class C Share is issued to grant a corresponding voting interest in the Registrant.
•Class D Shares—Shares of Class D common stock that are not publicly traded. Class D Shareholders are entitled to a number of votes per share that when combined with Class B Shares, equal 90% of the total voting power of all shares. Class D Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct or indirect holdings of Common Units and Incentive Units (subject to limitations on unvested units). For every Common Unit and Incentive Unit held directly and indirectly by Principals, one Class D Share is issued to grant a corresponding voting interest in the Registrant.
•Class E Shares—Shares of Class E common stock that were not publicly traded. Class E Shares were issued in connection with the Business Combination. As of December 31, 2021, there were no Class E Shares remaining outstanding, as such shares were converted into Class A Shares upon their respective “Class E Triggering Events” as discussed below. Class E Shareholders were not entitled to a vote. Class E Shares accrued dividends equal to amounts declared per Class A Share, which amounts were paid upon their respective Class E Triggering Event dates. Class E Shares and Seller Earnout Units (as defined below) are collectively referred to as “Earnout Securities.”
In connection with the Business Combination, the Company issued two series of Class E Shares: Series E-1 and Series E-2. Series E-1 and E-2 vested upon a Class E Triggering Event, which occurred when the volume weighted-average price of a Class A Share exceeded $12.50 and $15.00, respectively, for 20 consecutive trading days. The Series E-1 Class E Shares had a Class E Triggering Event on July 21, 2021, at which time 7,495,432 Class E Shares were converted into an equal number of Class A Shares. The Series E-2 Class E Shares had a Class E Triggering Event on November 3, 2021, at which time 7,495,432 Class E Shares were converted into an equal number of Class A Shares.
•RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to-date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 8 for additional information.
•Warrants—In connection with the Business Combination, the Company issued warrants to purchase Class A Shares at a price of $11.50 per share. The warrants expire five years from the Business Combination Date. A portion of the outstanding warrants are held by the sponsor of Altimar (“Private Placement Warrants”) and the remaining warrants are held by other third-party investors (“Public Warrants”). The Company generally may redeem all Public Warrants for $0.01 per warrant if the Company’s Class A Share price equals or exceeds $18.00 per share. If the Company’s Class A Share price is greater than $10.00 per share but less than $18.00 per share, the Company generally may redeem all Public Warrants for $0.10 per warrant. In each case, any redemptions require a 30-day notice to the warrant holders, during which time the holders may elect to exercise their warrants, and such redemptions must be done for not less than all of the outstanding Public Warrants. Holders may elect to exercise their warrants on a cashless basis.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of December 31, 2021:

December 31, 2021
Class A Shares	404,919,411
Class C Shares	674,766,200
Class D Shares	319,132,127
RSUs	21,059,443
Warrants	14,159,248
Blue Owl Operating Partnerships’ Capital Structure
In 2021, the Blue Owl Operating Partnerships had outstanding the following instruments, which are collectively referred to as “Blue Owl Operating Group Units”:
•GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are limited partner interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships. References to GP Units also include Common Units (as defined below) acquired and held directly or indirectly by the Registrant as a result of Common Units exchanged for Class A Shares.
•Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in the Blue Owl Operating Partnerships. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if held by a non-Principal) or Class B Shares (if held by a Principal). Common Unit exchanges may be settled in cash, only at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Common Units held by Principals are exchangeable after the two-year anniversary of the Business Combination Date. References to Common Units refer collectively to a Common Unit in each of the Blue Owl Operating Partnerships, but excludes any Common Units held directly or indirectly by the Registrant. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be cancelled. Common Unitholders are entitled to distributions in the same amount per unit as declared on GP Units.
•Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 8. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units (other than Oak Street Earnout Units), unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units other than Oak Street Earnout Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
•Seller Earnout Units—Seller Earnout Units were limited partner interests held in the Blue Owl Operating Partnerships that had the same Class E Triggering Events, forfeiture provisions and distribution restrictions as the Class E Shares. In connection with the Business Combination, recipients of Earnout Securities had the option of selecting either Class E Shares or Seller Earnout Units. For recipients that elected to receive Class E Shares, a corresponding number of Seller Earnout Units were indirectly held by the Registrant. As of December 31, 2021, there were no Seller Earnout Units remaining outstanding.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The Series E-1 Seller Earnout Units had a Class E Triggering Event on July 21, 2021. As a result, (i) 7,495,432 Seller Earnout Units underlying an equal number of Series E-1 Class E Shares were converted into an equal number of GP Units, (ii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iii) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares).
The Series E-2 Seller Earnout Units had a Class E Triggering Event on November 3, 2021. As a result, (i) 7,495,432 Seller Earnout Units underlying an equal number of Series E-2 Class E Shares were converted into an equal number of GP Units, (ii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iii) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares).
•Oak Street Earnout Units—In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. See Note 3 for additional information.
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of December 31, 2021:

Units	December 31, 2021
GP Units	404,919,411
Common Units	993,898,327
Incentive Units	23,244,373
Oak Street Earnout Units	26,074,330
Share Repurchase Program
On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of May 19, 2022 and the purchase of all shares available under the repurchase program. As of December 31, 2021, the Company had not repurchased any of its Class A Shares.
Common Unit Exchanges
During the fourth quarter of 2021, the Company exchanged 40,222,143 Common Units and Class C Shares for an equal number of Class A Shares. As a result of the exchange, the Company reallocated equity from noncontrolling interests to the Company’s additional paid-in capital and recorded additional net deferred tax assets and TRA liability in connection with the exchanges. See the consolidated and combined statement of shareholders’ equity and Note 10 for additional information, including the amounts related to these adjustments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s consolidated and combined financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s consolidated and combined financial statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated and combined net income (i.e., the Company has no other comprehensive income).

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
The merger between Owl Rock and Altimar was accounted for as a reverse asset acquisition, with no step-up to fair value on any assets or liabilities, and therefore no goodwill or other intangible assets were recorded. The Acquisitions were accounted for using the acquisition method of accounting. As a result, the Company recorded the fair value of the net assets acquired as of the closing date of each respective acquisition, and operating results for each acquired business are included starting as of such each respective date. See Note 3 for additional information regarding the Acquisitions.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the consolidated and combined financial statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration), warrants and earnout liability; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; and (v) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest based on the application of either the variable interest model or the voting interest model.
An entity is considered to be a variable interest entity (“VIE”) if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.
The Company is required to consolidate any VIEs for which it is the primary beneficiary. The Company is the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate any of the products it manages, as it does not hold any direct or indirect interests in such entities that could expose the Company to an obligation to absorb losses of an entity or the right to receive benefits from an entity that could potentially be significant to such entities.
Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not be considered to be variable interests. The Company factors in all economic interests, including proportionate interests held through related parties, to determine if fees are variable interests. The Company’s interests in the products it manages are primarily in the form of management fees, realized performance income, and insignificant direct or indirect equity interests, and therefore does not have variable interests in such entities.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively; however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment, including: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties’ equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and therefore would be deemed the primary beneficiary.
For entities that are not VIEs, the Company evaluates such entities (“VOEs”) under the voting interest model. The Company consolidates VOEs where the Company controls a majority voting interest. The Company will generally not consolidate VOEs where a single investor or simple majority of third-party investors with equity have the ability to exercise substantive kick-out or participation rights.
Acquisitions
For business combinations accounted for under the acquisition method, management recognizes the fair value of assets acquired and liabilities assumed on the acquisition date. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and incorporates management’s own assumptions and involve a significant degree of judgment.
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Investments
Investments are primarily comprised of investments for which the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition. Investments are included within other assets in the consolidated and combined statements of financial condition. Realized and changes in unrealized gains (losses) on these investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. Investments for which the Company has not elected the fair value option are primarily comprised of equity-method investments in its products. See Note 9 for additional information.
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
Strategic Revenue-Share Purchase Consideration
On September 20, 2021, the Company entered into certain Agreements of Purchase and Sale (the “Strategic Revenue-Share Purchase”), whereby certain fund investors relinquished their rights to receive management fee shares with respect to certain existing and future GP Capital Solutions products. In exchange for the foregoing, the Company issued 29,701,013 Class A Shares with a fair value of $455.0 million and paid cash of $50.2 million (net of previously accrued management fee shares payable and other receivable) to such fund investors.
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and therefore determined that the consideration paid to the customers represents a reduction of the transaction price (i.e., a reduction to revenue). Accordingly, the total consideration paid was recorded within Strategic Revenue-Share Purchase consideration in the Company’s consolidated statements of financial condition and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. See Note 6 for additional information.
Intangible Assets, Net and Goodwill
The Company recognized certain finite-lived intangible assets and goodwill as a result of the Acquisitions. The Company’s finite-lived intangible assets consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired client relationships and trademarks. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The Company uses its best estimates and assumptions to accurately assign fair value to identifiable intangible assets acquired at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life and discount rates. The Company’s estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company uses to manage the underlying assets acquired. The Company estimates the useful lives of the intangible assets based on the expected period over which the Company anticipates generating economic benefit from the asset. The Company bases its estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
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
Fixed Assets
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included within other assets, net in the Company’s consolidated and combined statements of financial condition. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of three to seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
TRA Liability
The tax receivable agreement (“TRA”) liability represents amounts payable to certain pre-Business Combination equity holders of Owl Rock and Dyal Capital. The portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other loss in the consolidated and combined statements of operations. The remaining portion of the TRA is carried at a value equal to the expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA portion that was not related to the Dyal Acquisition as a decrease to additional paid-in capital in the consolidated and combined statements of financial condition. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated and combined statements of operations. See Note 11 for additional information.
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
Earnout Liability
Earnout liability is comprised of the Oak Street Cash Earnout (as defined in Note 3) and prior to the Class E Triggering Events, included the Earnout Securities.
The Oak Street Cash Earnout represents contingent consideration on the Oak Street Acquisition and is recorded at fair value until the contingency has been resolved, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations.
Earnout Securities issued in connection with the Dyal Acquisition to the former owners of Dyal Capital who are not part of the continuing management team were treated as contingent consideration and not considered indexed to the Company’s equity. Similarly, Earnout Securities issued to certain former owners of Owl Rock were not considered indexed to the Company’s equity. These Earnout Securities were accounted for as liabilities carried at fair value, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations. Earnout Securities issued to certain employees in connection with the Business Combination were treated as compensation for post-combination employment services and accounted for as equity-based compensation. As a result of the Class E Triggering Events, the Earnout Securities were settled in 2021.
Once recognized, earnout liabilities are not derecognized until the contingencies are resolved and the consideration is paid or becomes payable. Earnout liabilities may expire and upon expiration, the consideration would not be paid or payable.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units, which are interests in the Blue Owl Operating Group not held by the Company. Noncontrolling interest also included Seller Earnout Units not held by the Company until such interests were settled upon the satisfaction of the Class E Triggering Events.
Allocations to noncontrolling interests in the consolidated and combined statements of operations are based on the substantive profit-sharing arrangements in the operating agreements of the Blue Owl Operating Partnerships. The Company does not record income or loss allocations to noncontrolling interests to the extent that such allocations would be provisional in nature, such as for unvested Incentive Units and Seller Earnout Units (other than certain minimum tax distributions). Provisional allocations to these interests would be subject to reversal in the event the unvested Incentive Units are forfeited or if the Seller Earnout Units would not have achieved their Class E Triggering Events.
Certain consolidated holding companies for investment advisor subsidiaries of the Blue Owl Operating Group are partially owned by third-party investors. Such interests are also presented as noncontrolling interests.
Revenue Recognition
Revenues consist of management fees; administrative, transaction and other fees; and realized performance income. The Company recognizes revenues when such amounts are probable that a significant reversal would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer.
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
Realized Performance Income
The Company is entitled to receive certain realized performance income in the form of realized performance income and carried interest from the products that it manages. Realized performance income is based on the investment performance generated over time, subject to the achievement of minimum return levels in certain products. Realized performance income from the Company’s BDCs and certain products within the GP debt financing strategy (“Part II Fees”) are realized at the end of a measurement period, typically quarterly or annually. Once realized, such realized performance income is no longer subject to reversal.
For certain non-BDC Direct Lending products and substantially all of the GP Capital Solutions products, realized performance income is in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s consolidated and combined financial statements.
Compensation and Benefits
Cash-Based Compensation
Compensation and benefits consist of salaries, bonuses, commissions, long-term deferral programs, benefits and payroll taxes. Compensation is accrued over the related service period.
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and generally recognized on a straight-line basis over the awards’ requisite service period. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each balance sheet date through the settlement date to the then current fair value of such award.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The Company accounts for forfeitures on equity-based compensation arrangements as they occur. The Company recognizes deferred income tax benefits throughout the service period, based on the grant date fair value. Any tax deduction shortfall or windfall due to the difference between grant date fair value and the ultimate deduction taken for tax purposes is recognized at the time of vesting. Expenses related to equity-based grants to employees are included within compensation and benefits, while amounts related to grants to non-employees are within general, administrative and other expenses in the consolidated and combined statements of operations.
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
Income Taxes
Prior to the Business Combination, the Company’s earnings were subject to New York City unincorporated business tax (“UBT”), as well as certain U.S. federal and foreign taxes. Subsequent to the Business Combination, substantially all of the earnings of the Blue Owl Operating Group remain subject to New York City UBT and additionally, the portion of earnings allocable to the Registrant is subject to corporate tax rates at the U.S. federal and state and local levels. Therefore, the amount of income taxes recorded prior to the Business Combination is not representative of the expenses expected in the future.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Dyal Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Dyal Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$4,285,359
Cash consideration(2)	973,457
Tax receivable agreement(3)	101,645
Earnout Securities(3)	246,788
Total Consideration	$5,607,249

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Due from related parties	$13,442
Intangible assets:
Investment management agreements	1,859,900
Investor relationships	291,400
Trademarks	66,700
Total intangible assets	2,218,000
Deferred tax asset	29,770
Other assets, net	2,096
Total assets acquired	2,263,308
Liabilities assumed:
Accrued compensation	7,376
Deferred tax liability	170,753
Accounts payable, accrued expenses and other liabilities	41,352
Total liabilities assumed	219,481
Net Identifiable Assets Acquired	$2,043,827
Goodwill(4)	$3,563,422

(1)Represents share consideration issued to the Dyal Capital selling shareholders based on the fair value of the acquired business, reflecting a discount for lack of control.
(2)Includes cash consideration paid to reimburse seller for certain pre-acquisition expenses.
(3)The TRA and Earnout Securities represent contingent consideration. See Note 9 for additional information on the valuation of these instruments.
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. None of the goodwill recognized is expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
During the third quarter of 2021, goodwill was adjusted due to a corresponding change in the investor relationship intangible assets. The acquired investment management agreements, investor relationships and trademarks had a weighted-average amortization period from the date of acquisition of 14.3 years, 10.0 years and 7.0 years, respectively.
In addition, the Company granted Common Units and Earnout Securities that were treated as equity-based compensation, rather than additional consideration on the acquisition, in connection with the Business Combination. See Note 8 for additional information on these grants.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Dyal Capital’s results are included in the Company’s consolidated results starting from the Closing Date. For the year ended December 31, 2021, the Company’s consolidated results included $252.9 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Dyal Acquisition to GAAP consolidated net income is not tracked on a standalone basis. We incurred $166.7 million of acquisition-related costs, of which $40.4 million was expensed and included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations and the remaining $126.3 million was eligible to be netted against consideration.
Oak Street Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Oak Street Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$329,767
Cash consideration(2)	609,820
Earnout consideration(3)	143,800
Total Consideration	$1,083,387

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$4,411
Due from related parties	13,060
Operating lease assets	1,001
Intangible assets:
Investment management agreements	323,300
Investor relationships	157,400
Trademarks	26,600
Total intangible assets	507,300
Other assets, net	198
Total assets acquired	525,970
Liabilities assumed:
Operating lease liabilities	1,001
Deferred tax liabilities	8,587
Accounts payable, accrued expenses and other liabilities	1,818
Total liabilities assumed	11,406
Net Identifiable Assets Acquired	$514,564
Goodwill(4)	$568,823

(1)Represents Common Units issued to Oak Street selling shareholders, reflecting a discount for lack of marketability.
(2)Includes cash consideration paid to reimburse seller for certain pre-acquisition expenses.
(3)Represent the fair value of contingent cash consideration payable to certain sellers upon the occurrence of certain Oak Street Triggering Events as defined below. The amount presented does not include contingent cash and equity payments subject to the same Oak Street Triggering Events that were deemed to be compensation, rather than consideration, as further discussed below. See Note 9 for additional information on the valuation of this liability.
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $540.0 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The acquired investment management agreements, investor relationships and trademarks had a weighted-average amortization period from the date of acquisition of 11.6 years, 13.0 years and 7.0 years, respectively.
For the year ended December 31, 2021, Oak Street’s results were not material to the Company’s consolidated results, as the transaction closed on December 29, 2021. We incurred $5.8 million of acquisition-related costs, which amount was included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations.
Oak Street Earnouts
The table below summarizes the Oak Street Earnouts and their respective Oak Street Triggering Events. The Oak Street Triggering Events are subject to meeting a minimum level of quarterly management fees from Oak Street products, and the triggering event for the second tranche may not occur in the same quarter as the first tranche. Oak Street Cash Earnout payable to a non-employee seller has been classified as contingent consideration on the Oak Street Acquisition, whereas Oak Street Earnouts payable to sellers that are subject to ongoing employment arrangements with the Company have been classified as compensation and are being amortized over the service period. See Note 8 for additional information on the compensation-classified Oak Street Earnout Units.

(dollars in thousands)
Oak Street Earnouts	Quarterly Management Fee Trigger	Earliest Date Trigger May Occur	Cash	Units
Contingent consideration:
First Oak Street Earnout	$22 million	January 1, 2023	$81,250	—
Second Oak Street Earnout	$28 million	January 1, 2024	82,875	—

Compensation:
First Oak Street Earnout	$22 million	January 1, 2023	43,484	13,037,165
Second Oak Street Earnout	$28 million	January 1, 2024	48,358	13,037,165
Total			$255,967	26,074,330
Pro Forma Financial Information
Unaudited pro forma revenues were $997.4 million and $591.2 million for the years ended December 31, 2021 and 2020, respectively. Unaudited pro forma net income (loss) allocated to Class A Shareholders was $(157.0) million and $(26.0) million for the years ended December 31, 2021 and 2020, respectively. This pro forma financial information was computed by combining the historical financial information of the predecessor Owl Rock and acquired Dyal Capital and Oak Street businesses as though the acquisitions were consummated on January 1, 2020, assuming a consistent ownership structure, effective tax rate and amortization of the fair value of acquired assets as of each acquisition date. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of January 1, 2020.
Repurchase of Noncontrolling Interests
In November 2021, the Company repurchased the noncontrolling interests outstanding for a consolidated holding company of one of its investment advisors. Total cash consideration of $297.1 million was paid using cash on hand. The excess of cash consideration over the book value acquired was recorded as an adjustment to the Company’s additional paid-in capital in the consolidated and combined statement of shareholders’ equity.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)
	December 31, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of December 31, 2021
Investment management agreements	$2,183,200	1.0	-	20.0	13.4 years
Investor relationships	448,800	10.0	-	13.0	10.7 years
Trademarks	93,300	7.0	-	7.0	6.6 years
Total Intangible Assets	2,725,300
Less: accumulated amortization	(113,889)
Total Intangible Assets, Net	$2,611,411
As of December 31, 2021, future amortization of finite-lived intangible assets is estimated to be:

(dollars in thousands)
Period	Amortization
2022	$247,593
2023	227,296
2024	227,919
2025	224,946
2026	213,389
Thereafter	1,470,268
Total	$2,611,411
4. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company:

(dollars in thousands)
	December 31, 2021
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,154	3.13%
2051 Notes	10/7/2051	350,000	350,000	—	337,013	4.13%
Revolving Credit Facility	12/7/2024	640,000	153,000	487,000	153,000	1.86%
Total		$1,690,000	$1,203,000	$487,000	$1,174,167

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

	December 31, 2020
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
Prior Revolving Credit Facility #1	2/28/2022	$105,000	$92,895	$10,377	$92,522	4.35%
Prior Revolving Credit Facility #2	8/20/2021	22,000	17,365	4,635	17,303	4.40%
Term Loan	10/25/2029	250,000	250,000	—	246,561	7.86%
Total		$377,000	$360,260	$15,012	$356,386
Amounts available for the Company’s revolving credit facilities as presented in the tables above are reduced by outstanding letters of credit related to certain leases. Average interest rates exclude the impact of deferred financing costs and undrawn commitment fees.
2031 Notes
On June 10, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at a rate of 3.125% per annum and mature on June 10, 2031. Interest on the 2031 Notes is payable semi-annually in arrears on June 10 and December 10 of each year.
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
2051 Notes
On October 7, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”). The 2051 Notes bear interest at a rate of 4.125% per annum and mature on October 7, 2051. Interest on the 2051 Notes is payable semi-annually in arrears on April 7 and October 7 of each year, commencing April 7, 2022.
The 2051 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2051 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 7, 2051, the redemption price for the 2051 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2051 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2051 Notes also provide for customary events of default and acceleration. The 2031 Notes and the 2051 Notes are collectively referred to as the “Notes.”

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Revolving Credit Facility
On December 7, 2021, the Company entered into a new credit facility (“Revolving Credit Facility”), which was supplemented on December 23, 2021, and provides the Company with up to $640.0 million of borrowing capacity and replaced the Company’s previously existing revolving credit facility. The Revolving Credit Facility matures on December 7, 2024. In February 2022, the Company increased the capacity of its Revolving Credit Facility to $715.0 million. Borrowings under the Revolving Credit Facility may only be used to finance working capital needs and general corporate purposes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum of (a) adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, or (b) the greater of (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% and (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.15% to 0.40% of the daily amount of available revolving commitment. The Revolving Credit Facility contains customary events of defaults, as well as a financial covenant generally providing for a maximum net leverage ratio of 3.5 to 1. The net leverage ratio is generally calculated as the ratio of total consolidated debt less unrestricted cash and cash equivalents (up to $300.0 million) to the trailing 12-month consolidated EBITDA (each as defined in the agreement).
Prior Revolving Credit Facilities
All prior revolving credit facilities were repaid and terminated prior to December 31, 2021. The Company recognized net losses on early retirement of debt in the amount of $1.5 million during the year ended December 31, 2021, as a result of the write-off of deferred financing costs related to previously existing revolving credit facilities.
Term Loan
In June 2021, the Company prepaid the $250.0 million term loan agreement (the “Term Loan”) owed to a product managed by the Company with proceeds from the 2031 Notes. This prepayment resulted in a net loss on the retirement of debt of $15.8 million, which was inclusive of call protection premium and write-off of deferred financing costs.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options.

(dollars in thousands)
Lease Cost	Year Ended December 31, 2021
Operating lease cost	$7,930
Short term lease cost	286
Net Lease Cost	$8,216

Supplement Lease Cash Flow Information	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,956

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$78,677

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term:
Operating leases	10.2 years

Weighted-average discount rate:
Operating leases	3.1%

Future Maturity of Operating Lease Payments	Operating Leases
2022 (1)	$1,199
2023	12,672
2024	10,062
2025	9,964
2026	9,799
Thereafter	61,957
Total Lease Payments	105,653
Imputed interest	(17,173)
Total Lease Liabilities	$88,480

(1)Presented net of $8.0 million of tenant improvement allowance and reflects the impact of a $4.8 million rent holiday period on certain leases.
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Direct Lending Products
Diversified lending	$348,363	$140,153	$87,268
Technology lending	66,089	42,052	24,706
First lien lending	15,185	12,335	11,983
Opportunistic lending	3,993	366	—
Management Fees, Net	433,630	194,906	123,957
Administrative, transaction and other fees	131,461	54,909	66,893
Realized performance income	5,906	—	—
Total GAAP Revenues - Direct Lending Products	570,997	249,815	190,850

GP Capital Solutions Products
GP minority equity investments	233,505	—	—
GP debt financing	10,215	—	—
Professional sports minority investments	477	—	—
Strategic Revenue-Share Purchase consideration amortization	(9,892)	—	—
Management Fees, Net	234,305	—	—
Administrative, transaction and other fees	18,576	—	—
Total GAAP Revenues - GP Capital Solutions Products	252,881	—	—
Total GAAP Revenues	$823,878	$249,815	$190,850

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The table below presents the beginning and ending balances of the Company’s management fees, realized performance income and administrative, transaction and other fees receivable and unearned management fees. Substantially all of the amounts receivable are collected during the following quarter. A liability for unearned management fees is generally recognized when management fees are paid to the Company in advance. The entire change in unearned management fees shown below relates to amounts recognized as revenues in the current year period. Management fees, realized performance income and administrative, transaction and other fees receivable are included within due from related parties and unearned management fees are included within accounts payable, accrued expenses and other liabilities in the Company’s consolidated and combined statements of financial condition.

	Year Ended December 31,
(dollars in thousands)	2021	2020
Management Fees Receivable
Beginning balance	$78,586	$32,473
Ending balance	$168,057	$78,586

Administrative, Transaction and Other Fees Receivable
Beginning balance	$9,876	$8,667
Ending balance	$19,535	$9,876

Realized Performance Income Receivable
Beginning balance	$—	$—
Ending balance	$10,496	$—

Unearned Management Fees
Beginning balance	$11,846	$—
Ending balance	$10,299	$11,846
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. The consideration paid, which includes $455.0 million paid in Class A Shares and the remainder in cash, is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over a weighted-average period of 12 years, which represents the average period over which the related customer revenues are expected to be recognized.

(dollars in thousands)	Strategic Revenue-Share Purchase Consideration
December 31, 2020	$—
Consideration paid	505,214
Amortization	(9,892)
December 31, 2021	$495,322

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
7. OTHER ASSETS, NET

(dollars in thousands)	December 31, 2021	December 31, 2020
Fixed assets, net:
Leasehold improvements	$6,692	$2,133
Furniture and fixtures	1,631	1,612
Computer hardware and software	1,968	1,286
Accumulated depreciation and amortization	(2,340)	(1,675)
Fixed assets, net	7,951	3,356
Investments (includes $1,311 and $— at fair value and $8,522 and $5 of investments in the Company’s products)	12,143	2,678
Prepaid expenses	8,496	874
Deferred transaction costs	347	8,255
Other assets	9,683	1,306
Total	$38,620	$16,469
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees and independent members of the Board under the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 51,115,613 remain available as of December 31, 2021. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
In connection with the Business Combination, the Company granted Common Units and Seller Earnout Units, which grants were not made under the 2021 Equity Incentive Plan. A portion of these Common Units and Seller Earnout Units were granted to certain pre-Business Combination owners that are also ongoing members of management. As a result, these grants were accounted for as equity-based compensation and are included in the disclosures below.
In connection with the Oak Street Acquisition, the Company has agreed to contingently issue 26,074,330 Common Units upon achieving the Oak Street Triggering Events described in Note 3. These Oak Street Earnout Units were granted to certain sellers that are subject to ongoing employment arrangements with the Company, and are therefore being accounted for as equity-based compensation grants subject to performance vesting conditions that are probable of occurring.
The table below presents information regarding equity-based compensation expense included within compensation and benefits in the Company’s consolidated and combined statements of operations. As of December 31, 2021, no RSUs have been settled in cash or Class A Shares.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Included within compensation and benefits:
Common Units	$1,121,139	$—	$—
Seller Earnout Units	63,031	—	—
Oak Street Earnout Units	—	—	—
Incentive Units	13,469	—	—
RSUs	6,480	—	—
Included within general, administrative and other expenses
Incentive Units	1,066	—	—
RSUs	151	—	—
Equity-Based Compensation Expense	$1,205,336	$—	$—
Corresponding tax benefit	$123	$—	$—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the year ended December 31, 2021.

	Common Units		Seller Earnout Units		Oak Street Earnout Units
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2020	—	$—	—	$—	—	$—
Granted	132,808,673	9.00	11,608,004	5.43	26,074,330	12.53
Vested	(132,808,673)	9.00	(11,608,004)	5.43	—	—
Forfeited	—	—	—	—	—	—
December 31, 2021	—	$—	—	$—	26,074,330	$12.53

	Incentive Units		RSUs
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2020	—	$—	—	$—
Granted	23,294,373	13.87	12,022,943	13.92
Modified from liability award	—	—	9,050,000	10.00
Vested	(163,528)	14.56	(10,941,339)	10.75
Forfeited	(50,000)	14.02	(13,500)	14.02
December 31, 2021	23,080,845	13.87	10,118,104	$13.84
Common Units
Prior to the Business Combination, certain members of Dyal Capital were entitled to receive rights to distributions of certain future profits (the “Profit Interest Units”) that were subject to certain forfeiture conditions. Immediately preceding the Business Combination, the forfeiture conditions of the Profit Interest Units were modified to eliminate any future service requirements and were replaced with Common Units on the Business Combination Date. The Company recognized a one-time non-cash equity-based compensation expense of $1.1 billion related to the replacement award, which represents the fair value under GAAP of the replacement awards (excluding the portion attributable to the Profit Interest Units prior to the Business Combination, which was included as equity consideration in Note 3). The fair value of the Common Units replacement award was based on the Company’s Class A Share price on the transaction date with the application of a 10% discount for lack of marketability.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Seller Earnout Units
The fair value of the Seller Earnout Units was determined using a Monte Carlo simulation valuation model, with the following assumptions: volatility of 22%, discount for lack of marketability of 12% and expected holding period of approximately 3 years. As a result of the Class E Triggering Events in 2021, the Company recognized all of the compensation expense related to the Seller Earnout Units and no unamortized expense remained as of December 31, 2021.
Oak Street Earnout Units
The fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2 years. As of December 31, 2021, unamortized expense related to the Oak Street Earnout Units was $326.6 million, with a weighted average amortization period of 2 years.
Incentive Units
During the fourth quarter of 2021, the Company granted Incentive Units in connection with the closing of the Business Combination, as well as other compensation-related grants. The Company also converted various previously existing deferred cash compensation awards, which resulted in the reclassification of $5.3 million of previously accrued compensation liability to equity on the conversion date. The remaining fair value of the replacement awards will be expensed over the remaining service period.
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of an 11% to 12% discount for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction.
As of December 31, 2021, unamortized expense related to Incentive Units was $303.9 million, with a weighted average amortization period of 4.6 years.
RSUs
RSUs Modified from Liability Award on Business Combination Date
On September 15, 2020, the Company issued an award that was based on the fair value of Owl Rock and that was fully vested upon issuance. The original terms of the award required cash settlement at a future date and was, therefore, classified as a liability that was remeasured to its settlement value at each reporting period. The Company recorded compensation expense and a corresponding liability of $90.5 million in 2020 related to the award. Prior to and contingent on the close of the Business Combination, the Company modified this award to be settled in 9,050,000 RSUs that were immediately vested but would be settled in Class A Shares in future years. The modification did not result in any incremental compensation expense, as the value immediately prior to modification was greater than the value immediately following the modification. Accordingly, the Company reclassified the existing liability to equity on the Business Combination Date.
Other RSU Grants
During the fourth quarter of 2021, the Company granted RSUs in connection with the closing of the Business Combination, as well as other compensation-related grants. The Company also converted various previously existing deferred cash compensation awards, which resulted in the reclassification of $56.8 million of previously accrued compensation liability to equity on the conversion date. The remaining fair value of the replacement awards will be expensed over the remaining service period.
The fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of an 11% to 12% discount for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
As of December 31, 2021, unamortized expense related to RSUs was $104.1 million, with a weighted average amortization period of 3.7 years.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Fair Value Measurements Categorized within the Fair Value Hierarchy
The table below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

	December 31, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Corporate bonds	$—	$1,311	$—	$1,311

Liabilities, at Fair Value
TRA liability	$—	$—	$111,325	$111,325
Warrant liability	43,048	—	25,750	68,798
Earnout liability	—	—	143,800	143,800
Total Liabilities, at Fair Value	$43,048	$—	$280,875	$323,923
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2021:

(dollars in thousands)	Level III Liabilities
	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$—	$—	$—
Issuances	101,645	9,131	635,077	745,853
Settlements	—	—	(1,325,532)	(1,325,532)
Net losses	9,680	16,619	834,255	860,554
Ending Balance	$111,325	$25,750	$143,800	$280,875
Change in net unrealized losses on liabilities still recognized at the reporting date	$9,680	$16,619	$—	$26,299
The settlement of Earnout Securities and additional TRA resulting from the settlement of such liability are non-cash transactions, and as such have not been reflected in the consolidated and combined statements of cash flows.
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Corporate Bonds
The fair value of corporate bonds are estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified as Level II. The Company obtains prices from independent pricing services that generally utilize broker quotes and may use various other pricing techniques, which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data.
TRA Liability
The TRA related to the Dyal Acquisition is considered contingent consideration and is measured at fair value based on discounted future cash flows. The remaining TRA liability on the Company’s consolidated and combined statements of financial condition is not measured at fair value.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Warrant Liability
The Company uses a Monte Carlo simulation model to value the Private Placement Warrants. The Company estimates the volatility of its Class A Shares based on the volatility implied by the Public Warrants. The risk-free interest rate is based on U.S. Treasuries for a maturity similar to the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The Public Warrants are traded on the NYSE and are stated at the last reported sales price without any valuation adjustments, and therefore are classified as Level I.
Earnout Liability
The fair value of the earnout liability was comprised of the Earnout Securities, which were settled prior to December 31, 2021, and the Oak Street Cash Earnout that was deemed to be contingent consideration on the Oak Street Acquisition.
The fair value of the Earnout Securities was determined using a Monte Carlo simulation model. The Company estimated the volatility of its Class A Shares based on the volatility implied by a review of historical volatility for similar publicly traded companies over a horizon that matched the expected remaining life of the Earnout Securities at each measurement date and the risk-free interest rate was based on U.S. Treasuries for a maturity similar to the expected remaining life.
The fair value of the Oak Street Cash Earnout was determined using a Monte Carlo simulation model. The model incorporates management revenue forecast and makes the following adjustments: historical revenue volatility, risk free rate based on U.S. Treasuries for a maturity similar to the expected remaining life and a discount rate to adjust management’s revenue forecast from a risk-based forecast to a risk-neutral forecast.
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input	Impact to Valuation from an Increase in Input

TRA liability	$111,325	Discounted cash flow	Discount rate	10%	Decrease
Warrant liability	25,750	Monte Carlo simulation	Volatility	26%	Increase
Earnout liability	143,800	Monte Carlo simulation	Revenue volatility	38%	Increase
			Discount rate	15%	Decrease
Total Liabilities, at Fair Value	$280,875
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values as of December 31, 2021. The fair value measurements for the Company’s other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
10. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Business Combination and exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available; however, the impact of the Business Combination cannot be finally determined until the Company’s 2021 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns, and the impact of the Business Combination may differ, possibly materially, from the current estimates described herein.
The Blue Owl Operating Partnerships, and prior to the Business Combination, Owl Rock, are partnerships for U.S. federal income tax purposes subject to New York City unincorporated business tax (“UBT”). Effective upon the consummation of the Business Combination, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States. Further, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected in the future. Substantially all of the Company’s income before tax is earned in the United States.
The following table presents the components of the Company’s income tax expense (benefit):

(dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Current Income Tax Expense (Benefit)
U.S. federal	$—	$—	$—
State and local	716	359	81
Foreign	211	14	—
	927	373	81
Deferred Income Tax Expense (Benefit)
U.S. federal	(43,905)	—	—
State and local	(22,232)	(475)	159
Foreign	(1)	—	—
	(66,138)	(475)	159
Total Income Tax Expense (Benefit)
U.S. federal	(43,905)	—	—
State and local	(21,516)	(116)	240
Foreign	210	14	—
	$(65,211)	$(102)	$240
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate:

	Year Ended December 31,
	2021	2020	2019
Statutory rate(1)	21.00%	4.00%	4.00%
Income passed through to noncontrolling interest holders	-14.95%	—%	—%
State and local income taxes	0.98%	-3.73%	0.10%
Non-deductible compensation expense	-3.54%	-0.08%	-3.28%
Other	—%	-0.07%	0.34%
Total Effective Rate	3.49%	0.12%	1.16%
(1) The statutory rate presented is using the U.S. federal corporate tax rate for the year ended December 31, 2021, and the UBT rate for the years ended December 31, 2020 and 2019.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
As of December 31, 2021 and 2020 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020

Deferred Tax Assets
Basis difference in subsidiaries	$439,826	$69
Tax receivable agreement	158,616	—
Net operating losses	36,500	180
Other	2,057	551
Deferred Tax Assets	$636,999	$800

Goodwill and intangible assets	47,924	—
Other	2,413	—
Deferred Tax Liabilities	$50,337	$—
The Company has U.S. federal and UBT net operating losses of $152.1 million and $9.6 million, respectively, that can be carried forward indefinitely until they are used. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Company believes it is more-likely-than-not that its deferred tax assets will be realized based on historic and projected earnings and the reversal of taxable temporary differences. As of December 31, 2021, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2017.
As of December 31, 2021, the Company has not recorded any unrecognized tax positions and does not expect a material increase or decrease in gross unrecognized tax positions in the next 12 months. No penalties or interest were incurred during the years ended December 31, 2021, 2020 and 2019.
In connection with and subsequent to the Business Combinations, the Company recorded to additional paid-in capital various adjustments to deferred tax assets and liabilities, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated and combined statements of shareholders’ equity for these amounts.
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
The table below presents management’s estimate as of December 31, 2021, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
2022	$—
2023	44,059
2024	47,486
2025	56,735
2026	47,642
Thereafter	595,661
Total Payments	$791,583
Less adjustment to fair value for contingent consideration	(120,907)
Total TRA Liability	$670,676
Unfunded Product Commitments
As of December 31, 2021, the Company had unfunded investment commitments to its products of $46.5 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of December 31, 2021, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
12. RELATED PARTY TRANSACTIONS
The majority of the Company’s revenues, including all management fees and certain administrative, transaction and other fees, are earned from the products it manages, which are related parties of the Company.
The Company also has arrangements in place with products that it manages, whereby certain costs are initially paid by the Company and subsequently are reimbursed by the products. These amounts are included within due from related parties in the Company’s consolidated and combined statements of financial condition.

(dollars in thousands)	December 31, 2021	December 31, 2020
Management fees	$168,057	$78,586
Realized performance income	10,496	—
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	46,023	14,112
Due from Related Parties	$224,576	$92,698
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $37.2 million, $13.0 million and $12.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $8.2 million, $3.9 million and $9.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability and cash flow thresholds. In certain cases, the Company is able to recover these expenses once certain profitability and cash flow thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(3.2) million, $18.7 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft and Other Services
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.6 million, $0.9 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Promissory Note
The Company was a party to an interest-bearing promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $50.0 million. The Company lent and was repaid $30.0 million and recorded $4 thousand of interest income during the year ended December 31, 2020. The unpaid principal balance and accrued interest were payable on demand upon 120 days written notice by the Company. The promissory note matured on December 31, 2020.
13. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share attributable to Class A Shareholders is computed by dividing the earnings or loss attributable to Class A Shares by the weighted-average number of shares of Class A Shares outstanding during the period.
Seller Earnout Units are included in the denominator in computing dilutive earnings (loss) per Class A Share only when a Class E Triggering Event has occurred, and therefore the contingency has been met. As of December 31, 2021, the Class E Triggering Events on the E-2 Seller Earnout Units have been met.
The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding at the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares	Included	Included
Class B Shares	N/A - None outstanding	N/A - None outstanding
Class C Shares and Class D Shares	Excluded Non-economic voting shares of the Registrant	Excluded Non-economic voting shares of the Registrant
Vested RSUs(1)	Included Contingently issuable shares	Included Contingently issuable shares
Unvested RSUs	Excluded	Included Treasury stock method
Warrants	Excluded	Included Treasury stock method(4)
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common and Incentive Units	Excluded	Included If-converted method(5)
Unvested Incentive Units	Excluded	Included The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units(5)
Oak Street Earnout Units(2)	Excluded	Excluded Performance condition not satisfied as of year end
Earnout Securities(3)	Excluded	Included Market condition satisfied as of year end If-converted method(5)
(1)Included in the weighted-average Class A Shares outstanding for the period from May 19, 2021 to December 31, 2021, were 9,191,642 RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares.
(2)As of December 31, 2021, the Oak Street Triggering Events with respect to the Oak Street Earnout Units had not been met, and therefore such units have not been included in the calculation of diluted earnings (loss) per share.
(3)As of December 31, 2021, the Class E Triggering Events with respect to the Earnout Securities had been met and no Earnout Securities remained outstanding.
(4)The treasury stock method for warrants carried at fair value includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(5)The if-converted method includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period. In the case of Earnout Securities carried at fair value, the numerator is also adjusted for changes in fair value impacting net income (loss) for the period.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

For the Period from May 19, 2021 to December 31, 2021	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(450,430)	354,949,067	$(1.27)
Effect of dilutive instruments:
Unvested RSUs	—	—		1,702,275
Warrants	—	—		14,159,364
Vested Common and Incentive Units	(1,306,873)	960,237,349		—
Unvested Incentive Units	—	—		6,743,015
Oak Street Earnout Units	—	—		344,594
Earnout Securities	—	—		50,881,018
Diluted	$(1,757,303)	1,315,186,416	$(1.34)
For periods prior to the Business Combination, earnings per share results in values that would not be meaningful to the users of the consolidated and combined financial statements, as the Company’s capital structure completely changed as a result of the Business Combination. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination.
14. SUBSEQUENT EVENTS
Dividend
On February 17, 2022, the Company announced a cash dividend of $0.10 per Class A Share. The dividend is payable on March 7, 2022, to holders of record as of the close of business on February 28, 2022.
2032 Notes
On February 15, 2022, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”). The 2032 Notes bear interest at a rate of 4.375% per annum and mature on February 15, 2032. Interest on the 2032 Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2022.
The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2032 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after November 15, 2031, the redemption price for the 2032 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2032 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2032 Notes also provide for customary events of default and acceleration.
Wellfleet Acquisition
On February 16, 2022, the Company announced its entry into an agreement to acquire Wellfleet Credit Partners LLC (“Wellfleet”) from affiliates of Littlejohn & Co., LLC. The closing is subject to customary conditions. The purchase price consists of $108.0 million cash consideration on closing and earnout payments of up to an additional $15.0 million of cash and 940,668 Class A Shares payable in equal installments on each of the first three anniversaries from the closing date.