Form 10-Q
period 2022-03-31
BLUE OWL CAPITAL INC.
filed 2022-05-05
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2022
Class A common stock, par value $0.0001	407,682,203
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	670,147,025
Class D common stock, par value $0.0001	319,132,127

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; and (iv) total managed assets for certain Real Estate products.

Annual Report	Refers to our annual report for the year ended December 31, 2021, filed with the SEC on Form 10-K on February 28, 2022.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Finance Corp. II (“ORTF II”), Owl Rock Core Income Corp. (“ORCIC”) and Owl Rock Technology Income Corp. (“ORTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital Holdings GP LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of FINRA and the SIPC. Blue Owl Securities is wholly owned by Blue Owl and provides distribution services to all Blue Owl Divisions.

Business Combination	Refers to the transactions contemplated by the Business Combination Agreement, which were completed on May 19, 2021.

Business Combination Agreement or BCA	Refers to the agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC.

Business Combination Date	Refers to May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending and opportunistic lending. Direct Lending products are managed by the Owl Rock division of Blue Owl.

Dyal Capital	Refers to the Dyal Capital Partners business, which was acquired from Neuberger Berman Group LLC in connection with the Business Combination, and is now a division of Blue Owl.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Direct Lending products, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally based on total assets (including assets acquired with debt).

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through three existing investment strategies: GP minority equity investments, GP debt financing and professional sports minority investments. GP Capital Solutions products are managed by the Dyal Capital division of Blue Owl.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Oak Street Real Estate Capital, LLC that was acquired on December 29, 2021, and is now a division of Blue Owl.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes. References to the Owl Rock division refer to Owl Rock Capital Group and its subsidiaries that manage our Direct Lending products.

Partner Manager	Refers to alternative asset management firms in which the GP Capital Solution products invest.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate products, which primarily focus on providing investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk through a unique net lease strategy. Real Estate products are managed by the Oak Street division of Blue Owl.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The information required by this item is included in the Financial Statements set forth in the F-pages of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the unaudited consolidated and combined financial statements and the related notes included in this report. For a description of our business, please see “Business of Blue Owl” in the Annual Report.
2022 First Quarter Overview

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net (Loss) Income Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(11,815)	$39,414

Fee-Related Earnings(1)	$171,383	$46,350

Distributable Earnings(1)	$155,726	$40,254
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Our results for first quarter of 2021 do not include the results of Dyal Capital or Oak Street; therefore, prior period amounts are not comparable to current period. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Dyal Acquisition and Oak Street Acquisition.
Assets Under Management

Blue Owl AUM: $102.0 billion FPAUM: $65.6 billion

Direct Lending Products AUM: $44.8 billion FPAUM: $32.7 billion	GP Capital Solutions Products AUM: $41.2 billion FPAUM: $23.7 billion	Real Estate Products AUM: $16.1 billion FPAUM: $9.3 billion

Diversified Lending Commenced 2016 AUM: $30.4 billion FPAUM: $21.1 billion	GP Minority Equity Commenced 2010 AUM: $39.6 billion FPAUM: $22.8 billion	Net Lease Commenced 2009 AUM: $16.1 billion FPAUM: $9.3 billion
Technology Lending Commenced 2018 AUM: $8.9 billion FPAUM: $7.7 billion	GP Debt Financing Commenced 2019 AUM: $1.3 billion FPAUM: $0.7 billion
First Lien Lending Commenced 2018 AUM: $3.5 billion FPAUM: $2.5 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion FPAUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.1 billion FPAUM: $1.4 billion

We finished the quarter with $102.0 billion of AUM, which included $65.6 billion of FPAUM. During the first quarter of 2022, approximately 95% of our management fees were earned on AUM that we refer to as permanent capital. As of March 31, 2022, we have approximately $7.7 billion in AUM not yet paying fees, providing approximately $105.0 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
The public markets have witnessed volatility and dispersion in the first quarter of 2022 resulting from unexpectedly high and persistent inflation, a shifting interest rate environment, geopolitical events, and ongoing impact from COVID-19 globally. Allocations to alternative strategies have unsurprisingly created some near-term headwinds to industry-wide M&A and capital markets activity as investors paused to react to updated information, market expectations, and a changing investment landscape. We have benefited from this market volatility as an increasing number of sponsors and private companies have looked to Direct Lending for flexible and dependable financing, and capital that managers need to expand and diversify their platforms through our GP Capital Solutions products.
Higher than expected inflation has impacted expectations for the pace of rate hikes, driving market volatility and adjusting investors’ views on earnings growth for many public companies. We anticipate a net positive effect on our business from a rising rate environment. We expect our Direct Lending products to be a beneficiary of rising rates, as investor demand increases for senior secured floating rate assets focused on downside protection, and over time, the effect of rising rates would be positive for the net interest income of our Direct Lending products’ loan portfolios. For GP Capital Solutions, market volatility should drive demand for products managed by large, diversified managers, benefiting the types of firms our GP Capital Solutions products have typically taken stakes in. With respect to our Real Estate products, we believe there will continue to be strong demand for real estate strategies with long-term, contractual income that are positively correlated to inflation and backed by investment grade tenants, and that rising corporate borrowing costs will drive incremental demand for our Real Estate net lease solutions.
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
As of March 31, 2022, our assets under management include approximately $2.2 billion related to us, our executives and other employees. A portion of these assets under management relate to accrued carried interests, as well as investments that are not charged fees.
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

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire at a predetermined time in the future. AUM not yet paying fees could provide approximately $105.0 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays. Approximately $2.2 billion of AUM not yet paying fees moved to FPAUM on January 1, 2022, driven primarily by the expiration of certain fee holidays in Dyal Fund V, which was offset by a decrease in FPAUM for a step down in fee basis in Dyal Fund III of $0.9 billion.
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

We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenues stream. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer changes. For example, our Real Estate products have a higher concentration in long-dated funds, which in isolation may cause our percentage of management fees from permanent capital to decline.

Management Fees
Three Months Ended March 31, 2022

5%
95%
Permanent Capital
Long-Dated Funds

Changes in AUM

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$39,227	$39,906	$15,362	$94,495	$27,101	$26,220	$—	$53,321
Acquisition	—	—	—	—	—	—	—	—
New capital raised	1,938	1,566	360	3,864	235	911	—	1,146
Change in debt	3,618	—	—	3,618	329	—	—	329
Distributions	(284)	(758)	(165)	(1,207)	(181)	(74)	—	(255)
Change in value / other	276	439	533	1,248	293	3,139	—	3,432
Ending Balance	$44,775	$41,153	$16,090	$102,018	$27,777	$30,196	$—	$57,973
Direct Lending. Increase in AUM was driven by a combination of continued fundraising and debt deployment across the strategy.
•$1.2 billion new capital raised in Diversified Lending, primarily driven by retail fundraising in ORCIC.
•$0.7 billion new capital raised in Technology Lending, driven by continued fundraising in ORTF II, our second technology-focused BDC.
•$3.6 billion of debt deployment across all of Direct Lending, as we continue to opportunistically deploy leverage in our BDCs.
GP Capital Solutions. Increase in AUM was driven by new capital raised, primarily in Dyal Fund V, and overall appreciation across all of our major products.
Real Estate. There was no material increase or decrease in AUM.

Changes in FPAUM

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$32,029	$21,212	$8,203	$61,444	$20,862	$17,608	$—	$38,470
Acquisition	—	—	—	—	—	—	—	—
New capital raised / deployed	2,200	1,171	1,077	4,448	482	1,011	—	1,493
Fee basis change	—	1,268	—	1,268	—	—	—	—
Distributions	(278)	—	(161)	(439)	(149)	11	—	(138)
Change in value / other	(1,293)	—	156	(1,137)	276	—	—	276
Ending Balance	$32,658	$23,651	$9,275	$65,584	$21,471	$18,630	$—	$40,101
Direct Lending. Increase in FPAUM was driven by a combination of continued fundraising and debt deployment as discussed in the AUM section above, partially offset by a change in methodology that reduced FPAUM by approximately $1.5 billion.
GP Capital Solutions. Increase in FPAUM was driven by new capital raised, primarily in Dyal Fund V, and the expiration of certain fee holidays on January 1, 2022. The expiration of the fee holiday drove an increase in FPAUM of $2.2 billion, which was partially offset by a decrease in FPAUM for a step down in fee basis in Dyal Fund III of $0.9 billion.
Real Estate. There was no material increase or decrease in FPAUM.
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
Direct Lending

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
ORCC	2016	$14,616	$6,018	$6,030	$2,024	$5,871	$7,895	1.41x	1.31x	11.8%	8.9%
ORCC II (9)	2017	$2,614	$1,383	$1,355	$269	$1,342	$1,611	NM	1.19x	NM	7.0%
ORCC III	2020	$3,651	$1,709	$1,659	$101	$1,664	$1,765	NM	NM	NM	NM
ORCIC	2020	$8,376	$2,810	$2,780	$71	$2,763	$2,834	NM	NM	NM	NM

Technology Lending
ORTF	2018	$7,185	$3,195	$3,196	$278	$3,457	$3,735	1.22x	1.17x	15.2%	11.2%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,948	$1,161	$813	$116	$836	$952	1.22x	1.18x	10.2%	8.1%
Owl Rock First Lien Fund Unlevered	2019		$150	$144	$7	$147	$154	1.11x	1.08x	5.3%	3.5%
(1)Includes reinvested dividends and share repurchases, if applicable.
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
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.21x and 1.14x, respectively. The gross and net IRR for the Offshore Levered feeder is 9.6% and 6.4%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
GP Capital Solutions

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$954	$1,284	$1,248	$583	$721	$1,304	1.19x	1.04x	3.8%	0.5%
Dyal Fund II	2014	$2,590	$2,153	$1,846	$421	$2,028	$2,449	1.48x	1.33x	11.9%	7.8%
Dyal Fund III	2015	$8,174	$5,318	$3,241	$2,591	$4,272	$6,863	2.54x	2.12x	31.8%	23.9%
Dyal Fund IV	2018	$14,330	$9,041	$4,807	$2,352	$6,667	$9,019	2.25x	1.88x	127.3%	81.2%
Dyal Fund V	2020	$7,798	$6,787	$926	$—	$1,758	$1,758	NM	NM	NM	NM
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Net Lease (1)
Oak Street Real Estate Capital Fund IV	2017	$1,322	$1,250	$1,239	$923	$883	$1,806	1.60x	1.46x	27.2%	21.4%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$5,671	$3,161	$2,600	$164	$2,951	$3,115	1.21x	1.20x	22.5%	21.4%
Oak Street Real Estate Capital Fund V	2020	$3,621	$2,500	$1,147	$304	$1,089	$1,393	NM	NM	NM	NM
Oak Street Asset-Backed Securitization (9)	2020	$3,001	$2,713	$342	$48	$352	$400	NM	NM	NM	NM
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
GAAP Results of Operations Analysis
As a result of the Dyal Acquisition and Oak Street Acquisition, prior year amounts are not comparable to current year amounts or expected future trends. Dyal Capital’s and Oak Street’s results of operations are included from the Business Combination Date and December 29, 2021, respectively.
Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $46,739 and 28,914)	$247,632	$94,713	$152,919
Administrative, transaction and other fees	28,345	13,511	14,834
Total Revenues, Net	275,977	108,224	167,753
Expenses
Compensation and benefits	193,892	47,984	145,908
Amortization of intangible assets	61,526	—	61,526
General, administrative and other expenses	43,294	14,860	28,434
Total Expenses	298,712	62,844	235,868
Other (Loss) Income
Net gains on investments	5	—	5
Interest expense	(12,834)	(5,858)	(6,976)
Change in TRA liability	(9,652)	—	(9,652)
Change in warrant liability	17,758	—	17,758
Change in earnout liability	(496)	—	(496)
Total Other (Loss) Income	(5,219)	(5,858)	639
(Loss) Income Before Income Taxes	(27,954)	39,522	(67,476)
Income tax (benefit) expense	(5,038)	188	(5,226)
Consolidated and Combined Net (Loss) Income	(22,916)	39,334	(62,250)
Net loss attributable to noncontrolling interests	11,101	80	11,021
Net (Loss) Income Attributable to Blue Owl Capital Inc.	$(11,815)	$39,414	$(51,229)
Revenues, Net
Management Fees. Management fees increased primarily due to the $96.8 million accretive impact of GP Capital Solution’s management fees and $17.2 million of Real Estate’s management fees as well as overall growth in FPAUM across all of our Diversified Lending product strategies. See Note 5 to our consolidated and combined financial statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by a $4.8 million increase of dealer manager revenue, a $2.6 million increase of administrative fees related to our Direct Lending products and $3.1 million increase of administrative fees related to our GP Capital Solutions products due to higher compensation and benefits being recovered from our products, which are included from the Business Combination Date. Also contributing to the year-over-year increase was a $4.3 million increase in fee income earned for services provided to portfolio companies.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased by $96.2 million related to amortization of equity grants, $16.1 million related to acquisition related cash earnouts for Oak Street and an additional $33.6 million related to growth in our employee headcount as a result of the Dyal and Oak Street acquisitions as well as organic growth.

Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal Acquisition and the Oak Street Acquisition.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses was due to Transaction Expenses of $9.6 million, a $7.6 million increase in distribution costs due to placement fees associated with Dyal Fund V and certain private fund closes in Direct Lending as well as ongoing trail fees for historical fundraise Dyal products which are included from the Business Combination Date. The remaining net increase was driven primarily by our continued growth as a public company and transitioning back to the office from a remote workforce.
Other Loss
Interest expense. The increase in interest expense was driven by higher average debt outstanding, as in 2021 our long-term debt outstanding related to the $250.0 million term loan agreement (the “Term Loan”) that was repaid in the second quarter of 2021 using proceeds from the $700.0 million of 2031 Notes, a larger size facility. Further, we issued the $350.0 million of 2051 Notes during the fourth quarter of 2021 and $400.0 million of 2032 Notes during the first quarter of 2022. The impact of higher average borrowing outstanding in fiscal quarter 2022 was partially offset by lower average borrowing rates on the Notes in 2022 compared to the Term Loan in 2021.
Change in TRA liability. The change in TRA liability in 2022 was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration). The TRA was entered into in connection with the Business Combination in May 2021.
Change in warrant liability. The change in warrant liability in 2022 was driven by the decrease in the price of our Public Warrants, as such price directly impacts the valuation of our Private Placement Warrants. The warrants were issued in connection with the Business Combination in May 2021.
Change in earnout liability. There was no material change to the earnout liability.
Income Tax Benefit
Prior to the Business Combination, our income was generally subject to New York City Unincorporated Business Tax (“UBT”), as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. This resulted in an increase in income tax benefit in the current year period. Please see Note 9 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represented an approximately 71% weighted average economic interest in the Blue Owl Operating Group during the first quarter of 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant, and related primarily to third-party interests held in certain of our consolidated investment advisor holding companies.
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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; net gains (losses) on investments, changes in TRA, earnout and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews revenues by reducing GAAP administrative, transaction and other fees for certain expenses related to reimbursements from our products, which are presented gross for GAAP but net for non-GAAP measures. Transaction Expenses are expenses incurred in connection with the Business Combination and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transaction. Starting in the first quarter of 2022, Transaction Expenses also include expenses paid on behalf of certain products that are expected to be reimbursed in subsequent periods; such amounts were not material to the prior periods presented, and therefore such periods have not be restated for this change.
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
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

FRE revenues	$272,598	$103,771
FRE expenses	(101,735)	(57,501)
Net loss allocated to noncontrolling interests included in Fee-Related Earnings	520	80
Fee-Related Earnings	$171,383	$46,350
Distributable Earnings	$155,726	$40,254
Fee-Related Earnings and Distributable Earnings increased year-over-year as a result of the accretive impact of the Dyal Acquisition and Oak Street Acquisition, as well as higher FRE revenues from our Direct Lending products. These increases were offset by higher FRE expenses, primarily due to compensation and benefits as discussed further below.

FRE Revenues

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Direct Lending Products
Diversified lending	$105,452	$76,478
Technology lending	23,030	13,857
First lien lending	3,681	3,815
Opportunistic lending	1,541	563
Management Fees, Net	133,704	94,713
Administrative, transaction and other fees	14,473	9,058
FRE Revenues - Direct Lending Products	148,177	103,771

GP Capital Solutions Products
GP minority equity investments	102,100	—
GP debt financing	3,092	—
Professional sports minority investments	500	—
Management Fees, Net	105,692	—
Administrative, transaction and other fees	1,571	—
FRE Revenues - GP Capital Solutions Products	107,263	—

Real Estate Products
Net lease	17,158	—
Management Fees, Net	17,158	—
FRE Revenues - Real Estate Products	17,158	—
Total FRE Revenues	$272,598	$103,771
FRE revenues increased due to the accretive impact of the Dyal Capital and Oak Street acquisitions. FRE revenues also increased as a result of overall growth in FPAUM across all of our Diversified Lending product strategies. Also contributing to the increase were higher administrative, transaction and other fees due to higher fee income earned for services provided to portfolio companies.
FRE Expenses

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

FRE compensation and benefits	$(74,969)	$(44,530)
FRE general, administrative and other expenses	(26,766)	(12,971)
Total FRE Expenses	$(101,735)	$(57,501)
FRE expenses increased primarily due to higher FRE compensation and benefits as a result of increased headcount, both in the legacy Owl Rock business, as well as due to an increase related to the Dyal Acquisition and Oak Street Acquisition. FRE general, administrative and other expenses increased primarily due to increased distribution costs, increased costs related to being a public company and increased travel and office-related expenses as we transition from working remotely back to the office. See “—GAAP Results of Operations Analysis” for additional information on these drivers.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
GAAP (Loss) Income Before Income Taxes	$(27,954)	$39,522
Net loss allocated to noncontrolling interests included in Fee-Related Earnings	520	80
Strategic Revenue-Share Purchase consideration amortization	8,922	—
Equity-based compensation	96,601	—
Capital-related compensation	830	—
Acquisition-related cash earnout amortization	16,082	—
Amortization of intangible assets	61,526	—
Transaction Expenses	9,637	890
Interest expense	12,834	5,858
Net gains on investments	(5)	—
Change in TRA liability	9,652	—
Change in warrant liability	(17,758)	—
Change in earnout liability	496	—
Fee-Related Earnings	171,383	46,350
Interest expense	(12,834)	(5,858)
Taxes and TRA payments	(2,823)	(238)
Distributable Earnings	155,726	40,254
Interest expense	12,834	5,858
Taxes and TRA payments	2,823	238
Fixed assets depreciation and amortization	218	131
Adjusted EBITDA	$171,601	$46,481

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
GAAP Revenues	$275,977	$108,224
Strategic Revenue-Share Purchase consideration amortization	8,922	—
Administrative and other fees	(12,301)	(4,453)
FRE Revenues	$272,598	$103,771

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
GAAP Compensation and Benefits	$193,892	$47,984
Equity-based compensation	(96,188)	—
Capital-related compensation	(830)	—
Acquisition-related cash earnout amortization	(16,082)	—
Administrative and other expenses	(5,823)	(3,454)
FRE Compensation and Benefits	$74,969	$44,530

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
GAAP General, Administrative and Other Expenses	$43,294	$14,860
Transaction Expenses	(9,637)	(890)
Equity-based compensation	(413)	—
Administrative and other expenses	(6,478)	(999)
FRE General, Administrative and Other Expenses	$26,766	$12,971

Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time to time we may rely on the use of revolving credit facilities between management fee collection dates, which generally occur on a quarterly basis. We may also rely on our Revolving Credit Facility for liquidity needed to fund acquisitions, which we may replace with longer-term financing, subject to market conditions. To the extent that we have excess liquidity, we may invest such excess liquidity in corporate bonds, agency securities and other investments.
We ended the first quarter of 2022 with $186.0 million of cash and cash equivalents and $714.8 million available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of March 31, 2022, our long-term debt obligations consisted of $700.0 million of 2031 Notes, $400.0 million of 2032 Notes and $350.0 million of 2051 Notes. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 3 to our consolidated and combined financial statements in this report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $171.6 million for the quarter ended March 31, 2022. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 10 to our consolidated and combined financial statements in this report, we may in the future be required to make payments under the TRA. As of March 31, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $806.5 million under the TRA. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.

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
Oak Street Cash Earnout
A portion of the Oak Street Cash Earnout is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events occur. Further, the portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. See Note 2 to our Financial Statements for additional information.

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
Adverse market conditions, including from unexpectedly high and persistent inflation, a shifting interest rate environment, geopolitical events, and ongoing impact from COVID-19 globally, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products.
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

Cash Flows Analysis

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$93,204	$587	$92,617
Investing activities	(22,607)	(295)	(22,312)
Financing activities	72,788	(3,358)	76,146
Net Change in Cash and Cash Equivalents	$143,385	$(3,066)	$146,451
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to bonus expense, which are generally paid out during the first quarter of the year following the expense.
Net cash flows from operating activities increased from the prior year period due to the inclusion of the GP Capital Solutions and Real Estate related cash flows, as well as higher management fees from our Direct Lending products. These increases were partially offset by higher 2021 discretionary bonuses, which were paid in the first quarter of 2022, as compared to discretionary bonuses in 2020, which were paid in the first quarter of 2021.
Investing Activities. Cash flows from investing activities for 2022 were primarily related to leasehold improvements associated with certain office spaces. In 2021, cash flows related to investing activities were not material.
Financing Activities. Cash flows from financing activities for 2022 were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). Our cash flows from financing activities also benefited from a net increase to our debt as a result of the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, partially offset by repayments under our Revolving Credit Facility.
Our 2021 cash flows related to financing activities included borrowings and repayments under our previously outstanding revolving credit facilities. In addition, distributions related to pre-Business Combination-related earnings was another significant financing cash flow in the prior-year period.
Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated and combined financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including uncertainty in the current economic environment due to unexpectedly high and persistent inflation, a shifting interest rate environment, geopolitical events, and ongoing impact from COVID-19 globally. For a summary of our significant accounting policies, see Note 2 to our Financial Statements.
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

Our products generally value their investments at fair value, as determined in good faith by each product’s respective board of directors or valuation committee, as applicable, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, an investee’s ability to make payments and its earnings, the markets in which the investee operates, comparison to publicly traded companies, discounted cash flows, current market interest rates and other relevant factors. Because such valuations are inherently uncertain, the valuations may fluctuate significantly over time due to changes in market conditions. These valuations would, in turn, have corresponding proportionate impacts on the amount of management fees that we may earn from certain products on which revenues are based on the fair value of investments.
TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition. The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 8 to our Financial Statements for additional details.
Earnout Liability and Private Placement Warrants Liability
The fair values of our Earnout Securities liability and Private Placement Warrants liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur. See Note 8 to our Financial Statements for additional details.
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
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we used Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken each period for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken each period for these grants. See Note 7 to our Financial Statements for additional details.
Deferred Tax Assets
Substantially all of our deferred tax assets relate to the goodwill and other intangible assets deductible for tax purposes, as well as subsequent payments expected to be made under the TRA. In accordance with relevant tax rules, we expect to take substantially all of these goodwill and other intangible deductions over a 15-year period following the applicable transaction. To the extent we generate insufficient taxable income to take the full deduction in any given year, we will generate a net operating loss (“NOL”) that is available for us to use over an indefinite carryforward period in order to fully realize the deferred tax assets.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended March 31, 2022, or that have been issued but that we have not yet adopted, are expected to substantively impact our future trends.
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
Interest Rate Risk
Our Notes bear interest at fixed rates. Our Revolving Credit Facility bears interest at a variable rate based on SOFR (or an alternative base rate at our option). As of the date of this report, we have no borrowings outstanding under our Revolving Credit Facility, and therefore changes in interest rates would not have a material impact on interest expense.

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated and combined financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blue Owl’s financial results in any particular period. See Note 10 to our Financial Statements for additional information.
Item 1A. Risk Factors.
Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our Annual Report. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Annual Report. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The table below presents purchases made by or on behalf of Blue Owl Capital Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A Shares during each of the indicated periods:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2022 - January 31, 2022	—	$—	—	$100,000
February 1, 2022 - February 28, 2022	—	—	—	100,000
March 1, 2022 - March 31, 2022	2,000	12.09	2,000	75,825
Total	2,000		2,000

(1)On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program was set to expire on May 19, 2022. On May 4, 2022, Blue Owl’s Board authorized renewing the repurchase program, and increased the amount to up to $150.0 million of Class A Shares. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the repurchase program or (ii) December 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of Blue Owl Capital Inc., as amended
4.1*	Description of Securities
4.2
Third Supplemental Indenture dated as of February 15, 2022 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022)

4.3	Form of 4.375% Senior Note due 2032 (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022)
10.1
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.2
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.3	Amendment No. 1 to Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.4	Form of Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.5	Form of RSU Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.6	Form of RSU Award Agreement for Employees (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of March 31, 2022 and December 31, 2021, (ii) the Consolidated and Combined Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021, (iv) the Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2022	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$185,952	$42,567
Due from related parties	211,582	224,576
Operating lease assets	86,241	86,033
Strategic Revenue-Share Purchase consideration, net	486,400	495,322
Deferred tax assets	648,536	635,624
Intangible assets, net	2,549,885	2,611,411
Goodwill	4,132,245	4,132,245
Other assets, net (includes investments of $— and $1,311 at fair value, respectively)	60,090	38,620
Total Assets	$8,360,931	$8,266,398
Liabilities
Debt obligations, net	$1,412,539	$1,174,167
Accrued compensation	92,565	155,606
Operating lease liabilities	90,133	88,480
Deferred tax liabilities	44,376	48,962
TRA liability (includes $120,978 and $111,325 at fair value, respectively)	695,195	670,676
Warrant liability, at fair value	51,040	68,798
Earnout liability, at fair value	144,296	143,800
Accounts payable, accrued expenses and other liabilities	85,943	68,339
Total Liabilities	2,616,087	2,418,828
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 407,639,908 and 404,919,411 issued and outstanding, respectively	41	40
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 670,147,025 and 674,766,200 issued and outstanding, respectively	67	67
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,166,232	2,160,934
Accumulated deficit	(549,826)	(497,506)
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,616,546	1,663,567
Shareholders’ equity attributable to noncontrolling interests	4,128,298	4,184,003
Total Shareholders’ Equity	5,744,844	5,847,570
Total Liabilities and Shareholders’ Equity	$8,360,931	$8,266,398
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2022	2021
Revenues
Management fees, net (includes Part I Fees of $46,739 and 28,914, respectively)	$247,632	$94,713
Administrative, transaction and other fees	28,345	13,511
Total Revenues, Net	275,977	108,224
Expenses
Compensation and benefits	193,892	47,984
Amortization of intangible assets	61,526	—
General, administrative and other expenses	43,294	14,860
Total Expenses	298,712	62,844
Other (Loss) Income
Net gains on investments	5	—
Interest expense	(12,834)	(5,858)
Change in TRA liability	(9,652)	—
Change in warrant liability	17,758	—
Change in earnout liability	(496)	—
Total Other (Loss) Income	(5,219)	(5,858)
(Loss) Income Before Income Taxes	(27,954)	39,522
Income tax (benefit) expense	(5,038)	188
Consolidated and Combined Net (Loss) Income	(22,916)	39,334
Net loss attributable to noncontrolling interests	11,101	80
Net (Loss) Income Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(11,815)	$39,414

Net Loss Attributable to Class A Shares	$(11,815)
Net Loss per Class A Share
Basic	$(0.03)
Diluted	$(0.03)
Weighted-Average Class A Shares
Basic(1)	417,108,929
Diluted	417,108,929

(1)Included in the weighted-average Class A Shares outstanding were 10,928,095 RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2022	2021
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$(507,687)
Distributions	—	(9,125)
Comprehensive income prior to the Business Combination Date	—	39,414
Ending Balance	$—	$(477,398)

Class A Shares Par Value
Beginning balance	$40	$—
Class C Shares and Common Units exchanged for Class A Shares	1	—
Ending Balance	$41	$—

Class C Shares Par Value
Beginning balance	$67	$—
Ending Balance	$67	$—

Class D Shares Par Value
Beginning balance	$32	$—
Ending Balance	$32	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2022	2021

Additional Paid-in Capital
Beginning balance	$2,160,934	$—
Deferred taxes on capital transactions	9,639	—
TRA liability on capital transactions	(14,868)	—
Exercise of warrants	2	—
Equity-based compensation	2,781	—
Withholding taxes on vested RSUs	(214)	—
Class A Share repurchases	(24,238)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	32,196	—
Ending Balance	$2,166,232	$—

Accumulated Deficit
Beginning balance	$(497,506)	$—
Cash dividends declared on Class A Shares	(40,505)	—
Comprehensive loss	(11,815)	—
Ending Balance	$(549,826)	$—
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,616,546	$—

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,184,003	$6,526
Equity-based compensation	84,018	—
Contributions	5,131	2,654
Distributions	(101,038)	—
Withholding taxes on vested RSUs	(519)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(32,196)	—
Comprehensive loss	(11,101)	(80)
Ending Balance	$4,128,298	$9,100
Total Shareholders' Equity	$5,744,844	$(468,298)

Cash Dividends Paid per Class A Share	$0.10	$—

Number of Class A Shares
Beginning balance	404,919,411	—
Class A Share repurchases	(2,000,000)	—
Shares delivered on vested RSUs	101,122	—
Class C Shares and Common Units exchanged for Class A Shares	4,619,175	—
Exercise of warrants	200	—
Ending Balance	407,639,908	—

Number of Class C Shares
Beginning balance	674,766,200	—
Class C Shares and Common Units exchanged for Class A Shares	(4,619,175)	—
Ending Balance	670,147,025	—

Number of Class D Shares
Beginning balance	319,132,127	—
Ending Balance	319,132,127	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Consolidated and combined net (loss) income	$(22,916)	$39,334
Adjustments to reconcile consolidated and combined net (loss) income to net cash from operating activities:
Amortization of intangible assets	61,526	—
Equity-based compensation	96,601	—
Depreciation and amortization of fixed assets	218	131
Amortization of debt discounts and deferred financing costs	1,022	218
Amortization of investment discounts and premiums	6	—
Non-cash lease expense	1,444	1,148
Net gains on investments, net of dividends	(5)	—
Change in TRA liability	9,652	—
Change in warrant liability	(17,758)	—
Change in earnout liability	496	—
Deferred income taxes	(7,860)	—
Changes in operating assets and liabilities:
Due from related parties	12,994	(7,555)
Strategic Revenue-Share Purchase consideration	8,922	—
Other assets, net	4,099	(11,252)
Accrued compensation	(72,843)	(26,045)
Accounts payable, accrued expenses and other liabilities	17,606	4,608
Net Cash Provided by Operating Activities	93,204	587
Cash Flows from Investing Activities
Purchase of fixed assets	(18,379)	(295)
Purchase of investments	(5,750)	—
Proceeds from investment sales and maturities	1,522	—
Net Cash Used in Investing Activities	(22,607)	(295)
Cash Flows from Financing Activities
Proceeds from debt obligations	395,060	97,898
Debt issuance costs	(4,854)	—
Repayments of debt obligations, including retirement costs	(153,000)	(94,745)
Withholding taxes on vested RSUs	(733)	—
Dividends paid on Class A Shares	(40,505)	—
Proceeds from exercise of warrants	2	—
Class A Share repurchases	(24,238)	—
Contributions from noncontrolling interests	2,094	2,614
Distributions to noncontrolling interests	(101,038)	(9,125)
Net Cash Provided by (Used in) Financing Activities	72,788	(3,358)
Net Increase (Decrease) in Cash and Cash Equivalents	143,385	(3,066)
Cash and cash equivalents, beginning of period	42,567	11,630
Cash and Cash Equivalents, End of Period	$185,952	$8,564
Supplemental Information
Cash paid for interest	$215	$5,675
Cash paid for income taxes	$113	$230
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
Business Combination, Including Dyal Acquisition
The Registrant was initially incorporated in the Cayman Islands as Altimar Acquisition Corporation (“Altimar”), a special purpose acquisition company. Pursuant to the Business Combination Agreement dated December 23, 2020, as amended, modified, supplemented or waived from time to time (the “Business Combination Agreement”), on May 19, 2021 (“Business Combination Date”), (i) Altimar was redomiciled as a Delaware corporation and changed its name to Blue Owl Capital Inc., (ii) Altimar merged with Owl Rock (as defined below) (the “Altimar Merger”) and (iii) the Company acquired Dyal Capital Partners (“Dyal Capital”), a former division of Neuberger Berman Group LLC (the “Dyal Acquisition”) (collectively with the Altimar Merger, the “Business Combination”). As further discussed in Note 2, for both the Altimar Merger and the Dyal Acquisition, Owl Rock was deemed to be the acquirer for accounting purposes. Therefore, the predecessor to Blue Owl is “Owl Rock,” a combined carve-out of Owl Rock Capital Group LLC and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Securities”).
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Oak Street Real Estate Capital, LLC (“Oak Street”) and its advisory business (the “Oak Street Acquisition,” and together with the Dyal Acquisition, the “Acquisitions”).
Registrant’s Capital Structure
As of March 31, 2022, the Registrant had the following instruments outstanding:
•Class A Shares—Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2022, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 10% of the total voting power of all shares. Subsequent to March 31, 2022, the Company’s organization documents were amended to increase from 10% to 20% the total voting power of the Low-Vote Shares.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2022, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 90% of the total voting power of all shares. Subsequent to March 31, 2022, the Company’s organization documents were amended to lower from 90% to 80% the total voting power of the High-Vote Shares. No Class B Shares have been issued from inception through March 31, 2022. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
•Class C Shares—Shares of Class C common stock that are not publicly traded. Class C Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct and indirect holdings of Common Units and Incentive Units (as defined below and subject to limitations on unvested units). For every Common Unit held directly or indirectly by non-Principals, one Class C Share is issued to grant a corresponding voting interest in the Registrant. The Class C Shares are Low-Vote Shares as described above.
•Class D Shares—Shares of Class D common stock that are not publicly traded. Class D Shareholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct or indirect holdings of Common Units and Incentive Units (subject to limitations on unvested units). For every Common Unit held directly and indirectly by Principals, one Class D Share is issued to grant a corresponding voting interest in the Registrant. The Class D Shares are High-Vote Shares as described above.
•RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to-date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 7 for additional information.
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
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of March 31, 2022:

March 31, 2022
Class A Shares	407,639,908
Class C Shares	670,147,025
Class D Shares	319,132,127
RSUs	21,645,224
Warrants	14,159,048

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Blue Owl Operating Partnerships’ Capital Structure
As of March 31, 2022, the Blue Owl Operating Partnerships had outstanding the following instruments, which are collectively referred to as “Blue Owl Operating Group Units”:
•GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are general partner interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships. References to GP Units also include Common Units (as defined below) acquired and held directly or indirectly by the Registrant as a result of Common Units exchanged for Class A Shares.
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
•Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 7. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units (other than Oak Street Earnout Units), unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units other than Oak Street Earnout Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
•Oak Street Earnout Units—In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. See Note 3 to the consolidated and combined audited financial statements included in the Company’s Annual Report for the year ended December 31, 2021 (the “2021 Audited Financial Statements”), for additional information.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of March 31, 2022:

Units	March 31, 2022
GP Units	407,639,908
Common Units	989,279,152
Incentive Units	24,999,499
Oak Street Earnout Units	26,074,330
Share Repurchase Program
On May 19, 2021, Blue Owl’s Board authorized the repurchase of up to $100.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program was set to expire on May 19, 2022. On May 4, 2022, Blue Owl’s Board authorized renewing the repurchase program, and increased the amount to up to $150.0 million of Class A Shares. The repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the repurchase program or (ii) December 31, 2024.
Common Unit Exchanges
During the first quarter of 2022, the Company exchanged 4,619,175 Common Units and Class C Shares for an equal number of Class A Shares. As a result of the exchange, the Company reallocated equity from noncontrolling interests to the Company’s additional paid-in capital and recorded additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated and combined statement of shareholders’ equity for these amounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s consolidated and combined financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s consolidated and combined financial statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated and combined net income (i.e., the Company has no other comprehensive income). These interim consolidated and combined financial statements should be read in conjunction with the 2021 Audited Financial Statements.
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
The Company is required to consolidate any VIEs for which it is the primary beneficiary. The Company is the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate any of the products it manages, as it does not hold any direct or indirect interests in such entities that could expose the Company to an obligation to absorb losses or right to receive benefits that are more than insignificant to such entities.
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
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Investments
Investments are primarily comprised of investments for which the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition. Investments are included within other assets in the consolidated and combined statements of financial condition. Realized and changes in unrealized gains (losses) on these investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. Investments for which the Company has not elected the fair value option are primarily comprised of equity-method investments in its products. See Note 8 for additional information.
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
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and therefore determined that the consideration paid to the customers represents a reduction of the transaction price (i.e., a reduction to revenue). Accordingly, the total consideration paid was recorded within Strategic Revenue-Share Purchase consideration in the Company’s consolidated statements of financial condition and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. See Note 5 for additional information.
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
TRA Liability
The tax receivable agreement (“TRA”) liability represents amounts payable to certain pre-Business Combination equity holders of Owl Rock and Dyal Capital. The portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other loss in the consolidated and combined statements of operations. The remaining portion of the TRA is carried at a value equal to the expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA portion that is not related to the Dyal Acquisition, including as a result of exchanges of Common Units for Class A or B Shares, as a decrease to additional paid-in capital in the consolidated and combined statements of financial condition. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated and combined statements of operations. See Note 10 for additional information.
Warrant Liability, at Fair Value
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
Earnout Liability, at Fair Value
Earnout liability is comprised of the Oak Street Cash Earnout. The Oak Street Cash Earnout represents contingent consideration on the Oak Street Acquisition and is recorded at fair value until the contingency has been resolved, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations. Once recognized, earnout liabilities are not derecognized until the contingencies are resolved and the consideration is paid or becomes payable. Earnout liabilities may expire and upon expiration, the consideration would not be paid or payable.
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units, which are interests in the Blue Owl Operating Group not held by the Company.
Allocations to noncontrolling interests in the consolidated and combined statements of operations are based on the substantive profit-sharing arrangements in the operating agreements of the Blue Owl Operating Partnerships. The Company does not record income or loss allocations to noncontrolling interests to the extent that such allocations would be provisional in nature, such as for unvested Incentive Units (other than certain minimum tax distributions). Provisional allocations to these interests would be subject to reversal in the event the unvested Incentive Units are forfeited or if the Seller Earnout Units would not have achieved their Class E Triggering Events.
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

Management fees for the Company’s net lease strategy are generally based on either a percentage of capital committed and/or called during the investment period, and thereafter generally based on the total cost of unrealized investments, or net asset value.
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
See Note 7 for additional information on the Company’s equity-based compensation plans.
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
Income Taxes
Substantially all of the earnings of the Blue Owl Operating Group are subject to New York City and Connecticut unincorporated business tax (“UBT”) and additionally, the portion of earnings allocable to the Registrant is subject to corporate tax rates at the U.S. federal and state and local levels.

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
3. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company:

	March 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,195	3.13%
2032 Notes	2/15/2032	400,000	400,000	—	391,338	4.38%
2051 Notes	10/7/2051	350,000	350,000	—	337,006	4.13%
Revolving Credit Facility	12/7/2024	715,000	—	714,842	—	1.77%
Total		$2,165,000	$1,450,000	$714,842	$1,412,539

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

	December 31, 2021
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,154	3.13%
2051 Notes	10/7/2051	350,000	350,000	—	337,013	4.13%
Revolving Credit Facility	12/7/2024	640,000	153,000	487,000	153,000	1.86%
Total		$1,690,000	$1,203,000	$487,000	$1,174,167
Amounts available for the Company’s Revolving Credit Facility as presented in the tables above are reduced by outstanding letters of credit related to certain leases. Average interest rates exclude the impact of deferred financing costs and undrawn commitment fees.
2031 Notes
On June 10, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at a fixed rate of 3.125% per annum and mature on June 10, 2031. Interest on the 2031 Notes is payable semi-annually in arrears on June 10 and December 10 of each year.
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
2032 Notes
On February 15, 2022, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”). The 2032 Notes bear interest at a fixed rate of 4.375% per annum and mature on February 15, 2032. Interest on the 2032 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2022.
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
2051 Notes
On October 7, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”). The 2051 Notes bear interest at a fixed rate of 4.125% per annum and mature on October 7, 2051. Interest on the 2051 Notes is payable semi-annually in arrears on April 7 and October 7 of each year, commencing April 7, 2022.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The 2051 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2051 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 7, 2051, the redemption price for the 2051 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2051 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2051 Notes also provide for customary events of default and acceleration. The 2031 Notes, 2032 Notes and 2051 Notes are collectively referred to as the “Notes.”
Revolving Credit Facility
On December 7, 2021, the Company entered into a credit facility (the “Revolving Credit Facility”), which was subsequently supplemented in December 2021 and February 2022 to increase the capacity of the facility to $715.0 million. Borrowings under the Revolving Credit Facility may be used to finance working capital needs and general corporate purposes.
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
4. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options.

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2022	2021
Operating lease cost	$3,451	$1,316
Short term lease cost	315	—
Net Lease Cost	$3,766	$1,316

(dollars in thousands)	Three Months Ended March 31,
Supplement Lease Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,007	$1,373

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,983	$—

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	9.8 years	10.2 years

Weighted-average discount rate:
Operating leases	3.1%	3.1%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
April 1, 2022 to December 31, 2022	$609
2023	13,977
2024	10,357
2025	9,964
2026	9,799
Thereafter	61,957
Total Lease Payments	106,663
Imputed interest	(16,530)
Total Lease Liabilities	$90,133
Amounts presented in the table above for the period from April 1, 2022 to December 31, 2022, are presented net of $8.0 million of tenant improvement allowance and reflects the impact of a $3.1 million rent holiday period.
5. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Direct Lending Products
Diversified lending	$105,452	$76,478
Technology lending	23,030	13,857
First lien lending	3,681	3,815
Opportunistic lending	1,541	563
Management Fees, Net	133,704	94,713
Administrative, transaction and other fees	25,222	13,511
Total GAAP Revenues - Direct Lending Products	158,926	108,224

GP Capital Solutions Products
GP minority equity investments	102,100	—
GP debt financing	3,092	—
Professional sports minority investments	500	—
Strategic Revenue-Share Purchase consideration amortization	(8,922)	—
Management Fees, Net	96,770	—
Administrative, transaction and other fees	3,123	—
Total GAAP Revenues - GP Capital Solutions Products	99,893	—

Real Estate Products
Net lease	17,158	—
Management Fees, Net	17,158	—
Total GAAP Revenues - Real Estate Products	17,158	—
Total GAAP Revenues	$275,977	$108,224

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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Management Fees Receivable
Beginning balance	$168,057	$78,586
Ending balance	$174,397	$90,648

Administrative, Transaction and Other Fees Receivable
Beginning balance	$19,535	$9,876
Ending balance	$13,183	$4,387

Realized Performance Income Receivable
Beginning balance	$10,496	$—
Ending balance	$—	$—

Unearned Management Fees
Beginning balance	$10,299	$11,846
Ending balance	$9,804	$11,469
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. The consideration paid, which includes $455.0 million paid in Class A Shares and $50.2 million in cash, is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over a weighted-average period of 12 years, which represents the average period over which the related customer revenues are expected to be recognized.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Beginning Balance	$495,322	$—
Consideration paid	—	—
Amortization	(8,922)	—
Ending Balance	$486,400	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
6. OTHER ASSETS, NET

(dollars in thousands)	March 31, 2022	December 31, 2021
Fixed assets, net:
Leasehold improvements	$24,834	$6,692
Furniture and fixtures	1,631	1,631
Computer hardware and software	2,204	1,968
Accumulated depreciation and amortization	(2,558)	(2,340)
Fixed assets, net	26,111	7,951
Investments (includes $— and $1,311 at fair value and $14,016 and $8,522 of investments in the Company’s products, respectively)	16,371	12,143
Prepaid expenses	4,313	8,496
Deferred transaction costs	347	347
Other assets	12,948	9,683
Total	$60,090	$38,620
7. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 48,177,821 remain available as of March 31, 2022. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The table below presents information regarding equity-based compensation expense included within compensation and benefits in the Company’s consolidated and combined statements of operations.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Included within compensation and benefits:
Oak Street Earnout Units	$60,654	$—
Incentive Units	26,983	—
RSUs	8,551	—
Included within general, administrative and other expenses
Incentive Units	179	—
RSUs	234	—
Equity-Based Compensation Expense	$96,601	$—
Corresponding tax benefit	$152	$—

Fair value of RSUs settled in Class A Shares	$1,300	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$733	$—
Number of RSUs withheld to satisfy tax withholding obligations	56,981	—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the three months ended March 31, 2022.

	Incentive Units		RSUs		Oak Street Earnout Units
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2021	23,080,845	$13.87	10,118,104	$13.84	26,074,330	$12.53
Granted	1,755,126	14.26	848,714	13.34	—	—
Vested	(175,309)	14.56	(104,872)	13.36	—	—
Forfeited	—	—	(104,830)	14.05	—	—
March 31, 2022	24,660,662	$13.89	10,757,116	$13.80	26,074,330	$12.53
Incentive Units
During the first quarter of 2022, the Company granted Incentive Units in connection with ordinary compensation-related grants. The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a 14% discount for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. As of March 31, 2022, unamortized expense related to Incentive Units was $310.1 million, with a weighted-average amortization period of 4.4 years.
RSUs
During the first quarter of 2022, the Company granted RSUs in connection with ordinary compensation-related grants. The fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a 14% to discount for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. As of March 31, 2022, unamortized expense related to RSUs was $103.9 million, with a weighted-average amortization period of 3.6 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Oak Street Earnout Units
The fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2 years. As of March 31, 2022, unamortized expense related to the Oak Street Earnout Units was $265.9 million, with a weighted average amortization period of 1.3 years.
8. FAIR VALUE DISCLOSURES
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Fair Value Measurements Categorized within the Fair Value Hierarchy
The table below summarizes the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022. There were no assets measured at fair value on a recurring basis as of March 31, 2022.

	March 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Liabilities, at Fair Value
TRA liability	$—	$—	$120,978	$120,978
Warrant liability	32,240	—	18,800	51,040
Earnout liability	—	—	144,296	144,296
Total Liabilities, at Fair Value	$32,240	$—	$284,074	$316,314
The table below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

	December 31, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Corporate bonds	$—	$1,311	$—	$1,311
	$—	$1,311	$—	$1,311

Liabilities, at Fair Value
TRA liability	$—	$—	$111,325	$111,325
Warrant liability	43,048	—	25,750	68,798
Earnout liability	—	—	143,800	143,800
Total Liabilities, at Fair Value	$43,048	$—	$280,875	$323,923
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three ended March 31, 2022:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Issuances	—	—	—	—
Settlements	—	—	—	—
Net (gain) loss	9,653	(6,950)	496	3,199
Ending Balance	$120,978	$18,800	$144,296	$284,074
Change in net unrealized losses on liabilities still recognized at the reporting date	$9,653	$(6,950)	$496	$3,199

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
Earnout Liability
The fair value of the earnout liability was comprised of the Oak Street Cash Earnout that was deemed to be contingent consideration on the Oak Street Acquisition. The fair value of the Oak Street Cash Earnout was determined using a Monte Carlo simulation model. The model incorporates management revenue forecast and makes the following adjustments: historical revenue volatility, risk free rate based on U.S. Treasuries for a maturity similar to the expected remaining life and a discount rate to adjust management’s revenue forecast from a risk-based forecast to a risk-neutral forecast.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2022:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input	Impact to Valuation from an Increase in Input

TRA liability	$120,978	Discounted cash flow	Discount rate	9%	Decrease
Warrant liability	18,800	Monte Carlo simulation	Volatility	36%	Increase
Earnout liability	144,296	Monte Carlo simulation	Revenue volatility	45%	Increase
			Discount rate	16%	Decrease
Total Liabilities, at Fair Value	$284,074
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input	Impact to Valuation from an Increase in Input

TRA liability	$111,325	Discounted cash flow	Discount rate	10%	Decrease
Warrant liability	25,750	Monte Carlo simulation	Volatility	26%	Increase
Earnout liability	143,800	Monte Carlo simulation	Revenue volatility	38%	Increase
			Discount rate	15%	Decrease
Total Liabilities, at Fair Value	$280,875
Fair Value of Other Financial Instruments
As of March 31, 2022, the fair value of the Company’s debt obligations was approximately $1.3 billion compared to a carrying value of $1.4 billion, and such fair value measurements are categorized as Level I within the fair value hierarchy. Management estimates that the carrying value of the Company’s other investments, which are not carried at fair value, approximated their fair values as of March 31, 2022, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2021, management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values, and such fair value measurements are categorized as Level I within the fair value hierarchy.
9. INCOME TAXES
The Registrant is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Blue Owl Operating Group. Further, the Registrant’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns. The Blue Owl Operating Partnerships, are partnerships for U.S. federal income tax purposes and taxable entities for certain state and local taxes, such as New York City and Connecticut UBT.
The Company had an effective tax rate of 18.0% and 0.5% for the three months ended March 31, 2022 and 2021, respectively. The three months ended March 31, 2022 effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes. Prior to the Business Combination, the Company was not generally subject to U.S. federal and state and local corporate-level income taxes.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2022, the Company has not recorded any valuation allowances. As of and prior to March 31, 2022, the Company has not recognized any liability for uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2017.
In connection with and subsequent to the Business Combination, the Company recorded to additional paid-in capital various adjustments to deferred tax assets and liabilities, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated and combined statements of shareholders’ equity for these amounts.
10. COMMITMENTS AND CONTINGENCIES
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The table below presents management’s estimate as of March 31, 2022, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
April 1, 2022 to December 31, 2022	$—
2023	37,338
2024	54,637
2025	61,474
2026	45,609
Thereafter	607,392
Total Payments	806,450
Less adjustment to fair value for contingent consideration	(111,255)
Total TRA Liability	$695,195
Unfunded Product Commitments
As of March 31, 2022, the Company had unfunded investment commitments to its products of $41.6 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of March 31, 2022, the Company has not had prior claims or losses pursuant to these arrangements.
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
11. RELATED PARTY TRANSACTIONS
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

(dollars in thousands)	March 31, 2022	December 31, 2021
Management fees	$174,397	$168,057
Realized performance income	—	10,496
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	37,185	46,023
Due from Related Parties	$211,582	$224,576
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $9.1 million and $3.4 million during the three months ended March 31, 2022 and 2021, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $5.9 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses related to these arrangements of $7.0 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. These net expenses are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft and Other Services
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.3 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
12. EARNINGS (LOSS) PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding at the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	N/A - None outstanding	N/A - None outstanding
Class C Shares and Class D Shares	Excluded Non-economic voting shares of the Registrant	Excluded Non-economic voting shares of the Registrant
Vested RSUs(1)	Included Contingently issuable shares	Included Contingently issuable shares
Unvested RSUs	Excluded	Included Treasury stock method
Warrants	Excluded	Included Treasury stock method(2)
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common and Incentive Units	Excluded	Included If-converted method(3)
Unvested Incentive Units	Excluded	Included The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units(3)
Oak Street Earnout Units(4)	Excluded	Excluded Performance condition not satisfied as of period-end
(1)Included in the weighted-average Class A Shares outstanding for the three months ended March 31, 2022, were 10,928,095 RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares.
(2)The treasury stock method for warrants carried at fair value includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)The if-converted method includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period. In the case of Earnout Securities carried at fair value, the numerator is also adjusted for changes in fair value impacting net income (loss) for the period.
(4)As of March 31, 2022, the Oak Street Triggering Events with respect to the Oak Street Earnout Units had not been met, and therefore such units have not been included in the calculation of diluted earnings (loss) per share.

Three Months Ended March 31, 2022	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(11,815)	417,108,929	$(0.03)
Effect of dilutive instruments:
Unvested RSUs	—	—		10,777,018
Warrants	—	—		14,159,170
Vested Common Units	—	—		992,307,278
Vested Incentive Units	—	—		251,183
Unvested Incentive Units	—	—		24,517,020
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(11,815)	417,108,929	$(0.03)
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
13. SUBSEQUENT EVENTS
Dividend
On May 5, 2022, the Company announced a cash dividend of $0.10 per Class A Share. The dividend is payable on May 27, 2022, to holders of record as of the close of business on May 20, 2022.
Wellfleet Acquisition
On April 1, 2022, the Company closed its acquisition of Wellfleet Credit Partners LLC (“Wellfleet”) from affiliates of Littlejohn & Co., LLC. The purchase price consisted of $108.0 million cash consideration on closing and earnout payments of up to an additional $15.0 million of cash and 940,668 Class A Shares payable in equal installments on each of the first three anniversaries from the closing date. The Company is in the process of completing its accounting for the transaction.