Form 10-Q
period 2022-06-30
BLUE OWL CAPITAL INC.
filed 2022-08-04
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2022
Class A common stock, par value $0.0001	420,563,261
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	657,808,589
Class D common stock, par value $0.0001	319,132,127

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

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

Business Combination	Refers to the transactions contemplated by the Business Combination Agreement, which were completed on May 19, 2021.

Business Combination Agreement or BCA	Refers to the agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC.

Business Combination Date	Refers to May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

CLOs	Refers to collateralized loan obligations.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending, and also includes our CLOs. Direct Lending products are managed by the Owl Rock division of Blue Owl.

Dyal Capital	Refers to the Dyal Capital Partners business, which was acquired from Neuberger Berman Group LLC in connection with the Business Combination, and is now a division of Blue Owl.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Direct Lending products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally based on total assets (including assets acquired with debt).

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through two existing investment strategies: GP minority equity investments and GP debt financing, and also including our professional sports minority investment strategy. GP Capital Solutions products are managed by the Dyal Capital division of Blue Owl.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Oak Street Real Estate Capital, LLC that was acquired on December 29, 2021, and is now a division of Blue Owl.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes. References to the Owl Rock division refer to Owl Rock Capital Group and its subsidiaries that manage our Direct Lending products.

Partner Manager	Refers to alternative asset management firms in which the GP Capital Solution products invest.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Permanent Capital
Refers to AUM in products that do not have ordinary redemption provisions or a requirement to exit investments and return the proceeds to investors after a prescribed period of time. Some of these products, however, may be required or can elect to return all or a portion of capital gains and investment income, and some may have periodic tender offers. Permanent capital includes certain products that are subject to management fee step downs or roll-offs or both over time.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate products, which primarily focus on providing investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk through a unique net lease strategy. Real Estate products are managed by the Oak Street division of Blue Owl.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.
Wellfleet Acquisition	Refers to the acquisition of Wellfleet Credit Partners LLC completed on April 1, 2022.

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
2022 Second Quarter Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(1,126)	$(362,344)	$(12,941)	$(322,930)

Fee-Related Earnings(1)	$197,064	$98,133	$368,447	$144,481

Distributable Earnings(1)	$180,402	$85,138	$336,128	$125,390
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Our results for the second quarter of 2021 do not include the results Oak Street or Wellfleet, and include partial results for of Dyal Capital; therefore, prior period amounts are not comparable to current period. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition.
Assets Under Management

Blue Owl AUM: $119.1 billion FPAUM: $77.5 billion

Direct Lending Products AUM: $56.8 billion FPAUM: $41.4 billion	GP Capital Solutions Products AUM: $45.7 billion FPAUM: $26.7 billion	Real Estate Products AUM: $16.6 billion FPAUM: $9.4 billion

Diversified Lending Commenced 2016 AUM: $32.1 billion FPAUM: $22.4 billion	GP Minority Equity Commenced 2010 AUM: $44.0 billion FPAUM: $25.7 billion	Net Lease Commenced 2009 AUM: $16.6 billion FPAUM: $9.4 billion
Technology Lending Commenced 2018 AUM: $12.1 billion FPAUM: $8.1 billion	GP Debt Financing Commenced 2019 AUM: $1.4 billion FPAUM: $0.7 billion
First Lien Lending Commenced 2018 AUM: $3.4 billion FPAUM: $2.6 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.2 billion FPAUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.2 billion FPAUM: $1.3 billion
CLOs Commenced 2022 AUM: $7.0 billion FPAUM: $7.0 billion

We finished the quarter with $119.1 billion of AUM, which included $77.5 billion of FPAUM. During the second quarter of 2022, approximately 92% of our management fees were earned on AUM from Permanent Capital. As of June 30, 2022, we have approximately $8.8 billion in AUM not yet paying fees, providing over $105 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
In a continuation of the trends seen during the first quarter of 2022, inflation, interest rates, global GDP growth, the ongoing Russia-Ukraine conflict and the impact of COVID-19 variants on economic growth have remained in the spotlight, driving ongoing volatility in the public markets. We have seen U.S. inflation continue to rise during 2022, which has been driven by various factors, including supply chain disruptions, consumer demand, employment levels, low mortgage interest rates and a severely distorted supply/demand housing imbalance, and residential vacancy rates. As expected, the Federal Reserve voted to increase the federal funds rate during the first two quarters of 2022.
We have benefited from this market volatility as an increasing number of sponsors and private companies have looked to our Direct Lending products for flexible and dependable financing, and capital that managers need to expand and diversify their platforms through our GP Capital Solutions products.
We have patient and Permanent Capital and resilient management fees, providing underlying support to our existing earnings profile even as we continue to grow. We anticipate a net positive impact to earnings as rates rise, particularly for our Direct
Lending business, where Part I Fees benefit from higher rates. At the strategy level, that same Permanent Capital allows us to provide flexible, certain financing solutions to sponsors, corporations, and alternative asset managers during a time when liquidity is scarce and public markets are closed or much more expensive than they used to be. And for the investors in our strategies, our products offer attractive qualities in volatile, uncertain markets: income generation, downside protection, positive leverage to rising rates, and structural inflation hedges.
We are continuing to closely monitor developments related to COVID-19, inflation, rising interest rates and the Russia-Ukraine conflict, and to assess the impact on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Business and Operations—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our products and our products’ investments operate and could potentially negatively impact us, our products or our products’ investments” and “—Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition in our Annual Report.”
We believe that we are well positioned to navigate the current market environment. Pipelines remain robust across the business as we continue to see market share come our way in Direct Lending, despite lower industry M&A volumes, and across our businesses, we believe our scale and capital base create meaningful competitive advantages.
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
As of June 30, 2022, our assets under management included approximately $3.1 billion related to us, our executives and other employees. A portion of these assets under management relate to accrued carried interests and other amounts that are not charged fees.

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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire at a predetermined time in the future. AUM not yet paying fees could provide over $105 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Three Months Ended June 30, 2022

8%
92%
Permanent Capital
Long-Dated Funds

Changes in AUM

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$44,775	$41,153	$16,090	$102,018	$27,777	$30,196	$—	$57,973
Acquisition	6,529	—	—	6,529	—	—	—	—
New capital raised	3,015	3,958	208	7,181	749	481	—	1,230
Change in debt	3,142	—	—	3,142	2,402	—	—	2,402
Distributions	(380)	(219)	(100)	(699)	(196)	(130)	—	(326)
Change in value / other	(254)	782	441	969	424	664	—	1,088
Ending Balance	$56,827	$45,674	$16,639	$119,140	$31,156	$31,211	$—	$62,367

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$39,227	$39,906	$15,362	$94,495	$27,101	$26,220	$—	$53,321
Acquisition	6,529	—	—	6,529	—	—	—	—
New capital raised	4,953	5,524	568	11,045	984	1,392	—	2,376
Change in debt	6,760	—	—	6,760	2,731	—	—	2,731
Distributions	(664)	(977)	(265)	(1,906)	(377)	(204)	—	(581)
Change in value / other	22	1,221	974	2,217	717	3,803	—	4,520
Ending Balance	$56,827	$45,674	$16,639	$119,140	$31,156	$31,211	$—	$62,367

Direct Lending. Increase in AUM for the six months ended June 30, 2022 was driven by a combination of the Wellfleet Acquisition, continued fundraising and debt deployment across the strategy.
•$6.5 billion from the Wellfleet Acquisition
•$2.8 billion new capital raised in Diversified Lending, primarily driven by retail fundraising in ORCIC.
•$1.6 billion new capital raised in Technology Lending, driven by continued fundraising in ORTF II and ORTIC.
•$6.8 billion of debt deployment across all of Direct Lending, as we continue to opportunistically deploy leverage in our BDCs.

GP Capital Solutions. Increase in AUM was driven by new capital raised, primarily in Dyal Fund V and related co-investment vehicles, and overall appreciation across all of our major products.
Real Estate. There was no material increase or decrease in AUM.
Changes in FPAUM

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$32,658	$23,651	$9,275	$65,584	$21,471	$18,630	$—	$40,101
Acquisition	6,501	—	—	6,501	—	—	—	—
New capital raised / deployed	2,898	3,023	121	6,042	2,506	272	—	2,778
Distributions	(381)	4	(113)	(490)	(210)	(245)	—	(455)
Change in value / other	(267)	—	147	(120)	395	—	—	395
Ending Balance	$41,409	$26,678	$9,430	$77,517	$24,162	$18,657	$—	$42,819

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$32,029	$21,212	$8,203	$61,444	$20,862	$17,608	$—	$38,470
Acquisition	6,501	—	—	6,501	—	—	—	—
New capital raised / deployed	5,098	4,194	1,198	10,490	2,988	1,283	—	4,271
Fee basis change	—	1,268	—	1,268	—	—	—	—
Distributions	(659)	4	(274)	(929)	(359)	(234)	—	(593)
Change in value / other	(1,560)	—	303	(1,257)	671	—	—	671
Ending Balance	$41,409	$26,678	$9,430	$77,517	$24,162	$18,657	$—	$42,819

Direct Lending. Increase in FPAUM was driven by a combination of the Wellfleet Acquisition, continued fundraising and debt deployment as discussed in the AUM section above, partially offset by a change in methodology that reduced FPAUM by approximately $1.5 billion.
GP Capital Solutions. Increase in FPAUM was driven by new capital raised, primarily in Dyal Fund V, and the expiration of certain fee holidays on January 1, 2022. The expiration of the fee holiday drove an increase in FPAUM of $2.2 billion, which was partially offset by a decrease in FPAUM for a step down in fee basis in Dyal Fund III of $0.9 billion.
Real Estate. Increase in FPAUM was driven primarily by capital raised in the Oak Street Real Estate Capital Net Lease Property Fund.

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
Direct Lending

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
ORCC	2016	$14,168	$6,019	$6,019	$2,146	$5,704	$7,850	1.42x	1.30x	11.4%	8.3%
ORCC II (9)	2017	$2,569	$1,367	$1,340	$292	$1,290	$1,582	NM	1.18x	NM	6.1%
ORCC III	2020	$3,544	$1,783	$1,783	$136	$1,749	$1,885	NM	NM	NM	NM
ORCIC	2020	$9,970	$4,094	$4,041	$135	$3,862	$3,997	NM	NM	NM	NM

Technology Lending
ORTF	2018	$6,871	$3,208	$3,208	$325	$3,279	$3,604	1.18x	1.12x	10.8%	7.2%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,929	$1,161	$813	$128	$803	$931	1.20x	1.15x	8.3%	6.2%
Owl Rock First Lien Fund Unlevered	2019	$152	$150	$150	$8	$157	$165	1.10x	1.06x	4.5%	2.8%
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
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.19x and 1.12x, respectively. The gross and net IRR for the Offshore Levered feeder is 8.1% and 5.0%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.

GP Capital Solutions

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$975	$1,284	$1,248	$583	$741	$1,324	1.21x	1.06x	4.0%	1.1%
Dyal Fund II	2014	$2,808	$2,153	$1,846	$502	$2,075	$2,577	1.60x	1.40x	13.4%	8.7%
Dyal Fund III	2015	$8,211	$5,318	$3,246	$2,959	$4,009	$6,968	2.58x	2.15x	31.2%	23.4%
Dyal Fund IV	2018	$14,449	$9,041	$4,807	$2,494	$6,623	$9,117	2.28x	1.90x	112.1%	71.1%
Dyal Fund V	2020	$10,901	$9,763	$1,112	$—	$2,019	$2,019	NM	NM	NM	NM
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Net Lease (1)
Oak Street Real Estate Capital Fund IV	2017	$1,438	$1,250	$1,250	$1,078	$855	$1,933	1.70x	1.53x	29.1%	23.3%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$5,908	$3,161	$2,600	$213	$2,980	$3,193	1.24x	1.23x	20.5%	19.4%
Oak Street Real Estate Capital Fund V	2020	$3,632	$2,500	$1,147	$322	$1,103	$1,425	NM	NM	NM	NM
Oak Street Asset-Backed Securitization (9)	2020	$3,003	$2,713	$342	$60	$370	$430	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
As a result of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition, prior year amounts are not comparable to current year amounts or expected future trends. Dyal Capital’s, Oak Street’s and Wellfleet’s results of operations are included from the Business Combination Date, December 29, 2021, and April 1, 2022, respectively.
Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $46,346 and $36,073)	$284,325	$142,135	$142,190
Administrative, transaction and other fees	42,921	37,125	5,796
Total Revenues, Net	327,246	179,260	147,986
Expenses
Compensation and benefits	218,118	1,221,565	(1,003,447)
Amortization of intangible assets	64,885	21,336	43,549
General, administrative and other expenses	54,389	51,520	2,869
Total Expenses	337,392	1,294,421	(957,029)
Other Income (Loss)
Net losses on investments	(123)	—	(123)
Net losses on retirement of debt	—	(16,145)	16,145
Interest expense	(15,051)	(5,817)	(9,234)
Change in TRA liability	1,370	(1,146)	2,516
Change in warrant liability	20,723	(15,300)	36,023
Change in earnout liability	(208)	(462,970)	462,762
Total Other Income (Loss)	6,711	(501,378)	508,089
Loss Before Income Taxes	(3,435)	(1,616,539)	1,613,104
Income tax expense (benefit)	5,631	(29,199)	34,830
Consolidated and Combined Net Loss	(9,066)	(1,587,340)	1,578,274
Net loss attributable to noncontrolling interests	7,940	1,224,996	(1,217,056)
Net Loss Attributable to Blue Owl Capital Inc.	$(1,126)	$(362,344)	$361,218
Revenues, Net
Management Fees. The increase in our management fees compared to the same period for the prior year was primarily driven by increased management fees across the Direct Lending products of $40.7 million, which includes both the accretive impact of the Wellfleet Acquisition as well as continued fundraising and deployment of capital within new and existing Direct Lending products, the accretive impact of our GP Capital Solutions’ management fees of $82.3 million and our Real Estate management fees of $19.2 million. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by an increase in administrative services provided to products managed by the Company.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased compared to the same period for the prior year due to a $1.1 billion decrease in acquisition related compensation charges from equity-based compensation charges in connection with Blue Owl Operating Group Units issued in connection with the Business Combination, partially offset by acquisition related compensation related to Oak Street and Wellfleet. Excluding these acquisition related charges, compensation and benefits increased $76.9 million, driven by a 78% growth in headcount from June 30, 2021 to June 30, 2022, which is inclusive of the increase in headcount related to the Dyal, Oak Street and Wellfleet Acquisitions.
Amortization of Intangible Assets. The Company incurred certain expenses related to the amortization of intangible assets acquired in connection with the Dyal, Oak Street and Wellfleet Acquisitions. See Note 3 to our Financial Statements for additional information.

General, Administrative and Other Expenses. General, administrative and other expenses increased primarily driven by $13.4 million increase in distribution costs as well as an increase in expenses due to our continued growth as a public company and transitioning back to the office from working remotely, offset by a decrease in transaction expenses of $24.8 million that were not eligible to be netted against proceeds for GAAP.
Other Loss
Interest Expense. Interest expense increased compared to the same period for the prior year due to the issuance of $400.0 million 2032 Notes and $350.0 million 2051 Notes.
Change in TRA liability. The change in TRA liability was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration).
Change in warrant liability. The change in the warrant liability for the current period was driven by the decrease in the price of our Class A Shares, as such price directly impacts the value of our warrants. The change in warrant liability for the same period in the prior year was driven by the increase in the price of our Class A Shares.
Change in earnout liability. There was no material change to the earnout liability for the current period. The change in the fair value of the earnout liability for the same period in the prior year was primarily due to the increase in our Class A Share price, as such input is a material driver of the valuation of the Earnout Securities carried at fair value.
Income Tax Expense
Prior to the Business Combination, our income was generally subject to New York City Unincorporated Business Tax (“UBT”), as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. For the period, the income tax expense increased due to increased pre-tax income as well as nondeductible compensation. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represent an approximately 70% interest in the Blue Owl Operating Group during the second quarter of 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant.

Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $93,085 and 64,987)	$531,957	$236,848	$295,109
Administrative, transaction and other fees	71,266	50,636	20,630
Total Revenues, Net	603,223	287,484	315,739
Expenses
Compensation and benefits	412,010	1,269,549	(857,539)
Amortization of intangible assets	126,411	21,336	105,075
General, administrative and other expenses	97,683	66,380	31,303
Total Expenses	636,104	1,357,265	(721,161)
Other Income (Loss)
Net losses on investments	(118)	—	(118)
Net losses on retirement of debt	—	(16,145)	16,145
Interest expense	(27,885)	(11,675)	(16,210)
Change in TRA liability	(8,282)	(1,146)	(7,136)
Change in warrant liability	38,481	(15,300)	53,781
Change in earnout liability	(704)	(462,970)	462,266
Total Other Income (Loss)	1,492	(507,236)	508,728
Loss Before Income Taxes	(31,389)	(1,577,017)	1,545,628
Income tax expense (benefit)	593	(29,011)	29,604
Consolidated and Combined Net Loss	(31,982)	(1,548,006)	1,516,024
Net loss attributable to noncontrolling interests	19,041	1,225,076	(1,206,035)
Net Loss Attributable to Blue Owl Capital Inc.	$(12,941)	$(322,930)	$309,989
Revenues, Net
Management Fees. The increase in our management fees compared to the same period for the prior year was primarily driven by increased management fees across the Direct Lending product strategies of $79.6 million, which includes both the accretive impact of the Wellfleet Acquisition as well as continued fundraising and deployment of capital within new and existing Direct Lending products, the accretive impact of our GP Capital Solutions’ management fees of $179.1 million and and our Real Estate management fees of $36.4 million. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by an increase in administrative services provided to products managed by the Company.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased compared to the same period for the prior year due to a $1.0 billion decrease in acquisition related compensation charges from the non-cash equity-based compensation charges in connection with Blue Owl Operating Group Units issued in connection with the Business Combination, partially offset by acquisition related compensation related to Oak Street and Wellfleet. Excluding these acquisition related charges, compensation and benefits increased $146.1 million, driven by a 78% growth in headcount from June 30, 2021 to June 30, 2022, which is inclusive of the increase in headcount related to the Dyal, Oak Street and Wellfleet Acquisitions.
Amortization of Intangible Assets. These expenses relate to the amortization of intangible assets acquired in connection with the Dyal, Oak Street and Wellfleet Acquisitions.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily driven by an increase of $21.1 million increase in distribution costs as well as an increase in expenses due to our continued growth as a public company and transitioning back to the office from a remote workforce, offset by a decrease in transaction expenses of $16.0 million that were not eligible to be netted against proceeds for GAAP.

Other Loss
Interest expense. The increase in interest expense was driven by higher average debt outstanding, as in 2021 our long-term debt outstanding related to the $250.0 million term loan agreement (the “Term Loan”) that was repaid in the second quarter of 2021 using proceeds from the $700.0 million of 2031 Notes, a larger size facility. Further, we issued $350.0 million of 2051 Notes during the fourth quarter of 2021 and $400.0 million of 2032 Notes during the first quarter of 2022. The impact of higher average borrowing outstanding in fiscal quarter 2022 was partially offset by lower average borrowing rates on the Notes in 2022 compared to the Term Loan in 2021.
Change in TRA liability. The change in TRA liability in 2022 was due to the impact of the time value of money on the portion of the TRA that is carried at fair value (i.e., Dyal Acquisition contingent consideration). The TRA was entered into in connection with the Business Combination in May 2021.
Change in warrant liability. The change in the warrant liability for the current period was driven by the decrease in the price of our Class A Shares, as such price directly impacts the value of our warrants. The change in warrant liability for the same period in the prior year was driven by the increase in the price of our Class A Shares.
Change in earnout liability. There was no material change to the earnout liability for the current period. The change in the fair value of the earnout liability for the same period in the prior year was primarily due to the increase in our Class A Share price, as such input is a material driver of the valuation of the Earnout Securities carried at fair value.n earnout liability was primarily due to an increase in the Oak Street Earnouts revenue volatility assumptions offset by the passage of time.
Income Tax Expense
Prior to the Business Combination, our income was generally subject to New York City UBT, as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. For the period, the income tax expense increased due to increased pre-tax income as well as nondeductible compensation. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represented an approximately 71% weighted average economic interest in the Blue Owl Operating Group during the six months ended June 30, 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant, and related primarily to third-party interests held in certain of our consolidated investment advisor holding companies.
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

Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; net gains (losses) on investments, changes in TRA liability, earnout and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews revenues by reducing GAAP administrative, transaction and other fees for certain expenses related to reimbursements from our products, which are presented gross for GAAP but net for non-GAAP measures. Transaction Expenses are expenses incurred in connection with the Business Combinations and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transaction. Starting in the first quarter of 2022, Transaction Expenses also include expenses paid on behalf of certain products that are expected to be reimbursed in subsequent periods; such amounts were not material to the prior periods presented, and therefore such periods have not be restated for this change.
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
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

FRE revenues	$317,811	$171,541	$590,409	$275,310
FRE expenses	(122,106)	(71,556)	(223,841)	(129,055)
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	1,359	(1,852)	1,879	(1,774)
Fee-Related Earnings	$197,064	$98,133	$368,447	$144,481
Distributable Earnings	$180,402	$85,138	$336,128	$125,390
Fee-Related Earnings and Distributable Earnings increased year-over-year as a result of the accretive impact of the Dyal Acquisition and Oak Street Acquisition, as well as higher FRE revenues from our Direct Lending products. These increases were offset by higher FRE expenses, primarily due to compensation and benefits as discussed further below.

FRE Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Direct Lending Products
Diversified lending	$108,909	$83,773	$214,361	$160,251
Technology lending	23,803	16,727	46,833	30,584
First lien lending	3,973	3,817	7,654	7,632
Opportunistic lending	2,730	741	4,271	1,304
CLOs	6,295	—	6,295	—
Management Fees, Net	145,710	105,058	279,414	199,771
Administrative, transaction and other fees	23,396	29,406	37,869	38,462
FRE Revenues - Direct Lending Products	169,106	134,464	317,283	238,233

GP Capital Solutions Products
GP minority equity investments	124,434	36,341	226,534	36,341
GP debt financing	3,366	736	6,458	736
Professional sports minority investments	513	—	1,013	—
Management Fees, Net	128,313	37,077	234,005	37,077
Administrative, transaction and other fees	1,168	—	2,739	—
FRE Revenues - GP Capital Solutions Products	129,481	37,077	236,744	37,077

Real Estate Products
Net lease	19,224	—	36,382	—
Management Fees, Net	19,224	—	36,382	—
FRE Revenues - Real Estate Products	19,224	—	36,382	—
Total FRE Revenues	$317,811	$171,541	$590,409	$275,310
FRE revenues increased due to the accretive impact of the Dyal, Oak Street and Wellfleet Acquisitions. FRE revenues also increased as a result of overall growth in FPAUM across all of our Direct Lending products.
FRE Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

FRE compensation and benefits	$(85,809)	$(56,141)	$(160,778)	$(100,681)
FRE general, administrative and other expenses	(36,297)	(15,415)	(63,063)	(28,374)
Total FRE Expenses	$(122,106)	$(71,556)	$(223,841)	$(129,055)
FRE expenses increased due to the accretive impact of the Dyal, Oak Street and Wellfleet Acquisitions. FRE expenses increased, primarily due to higher FRE compensation and benefits as a result of increased headcount. FRE general, administrative and other expenses increased, primarily due to increased distribution costs, increased costs related to being a public company and increased travel and office-related expenses as we transition from working remotely back to the office. See “—GAAP Results of Operations Analysis” for additional information on these drivers.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP (Loss) Income Before Income Taxes	$(3,435)	$(1,616,539)	$(31,389)	$(1,577,017)
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	1,359	(1,852)	1,879	(1,774)
Strategic Revenue-Share Purchase consideration amortization	8,922	—	17,844	—
Realized performance compensation	—	—	—	—
Equity-based compensation - other	24,293	—	41,819	—
Equity-based compensation - acquisition related	62,139	1,158,597	122,793	1,158,597
Equity-based compensation - Business Combination grants	18,253	—	36,674	—
Capital-related compensation	850	—	1,680	—
Acquisition-related cash earnout amortization	16,111	—	32,193	—
Amortization of intangible assets	64,885	21,336	126,411	21,336
Transaction Expenses	10,398	35,213	20,035	36,103
Interest expense	15,051	5,817	27,885	11,675
Realized performance income	—	—	—	—
Net losses (gains) on investments	123	—	118	—
Net losses on early retirement of debt	—	16,145	—	16,145
Change in TRA liability	(1,370)	1,146	8,282	1,146
Change in warrant liability	(20,723)	15,300	(38,481)	15,300
Change in earnout liability	208	462,970	704	462,970
Fee-Related Earnings	197,064	98,133	368,447	144,481
Realized performance income	—	—	—	—
Realized performance compensation	—	—	—	—
Interest expense	(15,045)	(5,817)	(27,879)	(11,675)
Taxes and TRA payments	(1,617)	(7,178)	(4,440)	(7,416)
Distributable Earnings	180,402	85,138	336,128	125,390
Interest expense	15,045	5,817	27,879	11,675
Taxes and TRA payments	1,617	7,178	4,440	7,416
Fixed assets depreciation and amortization	241	135	459	265
Adjusted EBITDA	$197,305	$98,268	$368,906	$144,746

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP Revenues	$327,246	$179,260	$603,223	$287,484
Strategic Revenue-Share Purchase consideration amortization	8,922	—	17,844	—
Administrative and other fees	(18,357)	(7,719)	(30,658)	(12,174)
FRE Revenues	$317,811	$171,541	$590,409	$275,310

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP Compensation and Benefits	$218,118	$1,221,565	$412,010	$1,269,549
Equity-based compensation - other	(23,984)	—	(41,097)	—
Equity-based compensation - acquisition related	(62,139)	(1,158,597)	(122,793)	(1,158,597)
Equity-based compensation - Business Combination grants	(18,253)	—	(36,674)	—
Capital-related compensation	(849)	—	(1,679)	—
Acquisition-related cash earnout amortization	(16,111)	—	(32,193)	—
Administrative and other expenses	(10,973)	(6,827)	(16,796)	(10,271)
FRE Compensation and Benefits	$85,809	$56,141	$160,778	$100,681

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP General, Administrative and Other Expenses	$54,389	$51,520	$97,683	$66,380
Transaction Expenses	(10,398)	(35,213)	(20,035)	(36,103)
Equity-based compensation	(309)	—	(722)	—
Administrative and other expenses	(7,385)	(892)	(13,863)	(1,903)
FRE General, Administrative and Other Expenses	$36,297	$15,415	$63,063	$28,374
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
We ended the second quarter of 2022 with $48.7 million of cash and cash equivalents and $1.1 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
•Opportunistically repurchase Class A Shares pursuant to the share repurchase program discussed below.
•Pay income taxes and amounts due under the TRA.
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units at the Blue Owl Operating Group level.
•Fund investment commitments to existing or future products.
Debt Obligations
As of June 30, 2022, our long-term debt obligations consisted of $700.0 million of 2031 Notes, $400.0 million of 2032 Notes and $350.0 million of 2051 Notes. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 4 to our Financial Statements in this report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $197.3 million for the quarter ended June 30, 2022. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.

Share Repurchase Program
On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the repurchase program or (ii) December 31, 2024. As of June 30, 2022, no share repurchases had been made under the program. This program replaced the previously authorized program, under which program we repurchased 2,000,000 shares during the first quarter of 2022 using cash on hand. Future share repurchases may be funded using cash on hand, which would reduce amounts available for dividends and distributions, or by incurring additional debt.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements in this report, we may in the future be required to make payments under the TRA. As of June 30, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $847.3 million under the TRA. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the TRA is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units, and not of the Blue Owl Operating Group. We may need to incur debt to finance payments under the TRA to the extent the Blue Owl Operating Group does not distribute cash to Registrant or Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
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
On July 18, 2022, we announced that we will redeem all of the outstanding Public Warrants on August 18, 2022 (the “Redemption Date”). Holders may exercise Public Warrants and receive Class A Shares in exchange for payment in cash for the warrant exercise price. Alternatively, a holder may surrender Public Warrants for 0.239 Class A Shares for each Public Warrant. Any Public Warrants outstanding on the Redemption Date will be redeemed in cash at a price of $0.10 per Public Warrant. The Private Placement Warrants are not redeemable at our option and will continue to remain outstanding following the Redemption Date.
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 to our Financial Statements) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For details on the Oak Street Cash Earnout see Note 3 to the consolidated and combined audited financial statements included in the Company’s Annual Report for additional information. For the Wellfleet Earnout see Note 3 to our Financial Statements for additional information.
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
Adverse market conditions, including from unexpectedly high and persistent inflation, an increasing interest rate environment, geopolitical events, and ongoing impact from COVID-19 globally, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products.
LIBOR Transition
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. Our Notes are fixed rate borrowings, and therefore the LIBOR phase out will not have an impact on this borrowing. The Revolving Credit Facility is subject to SOFR rates at our option, or alternative rates that are not tied to LIBOR. Certain of our products hold investments and have borrowings that are tied to LIBOR, and we continue to focus on managing any risk related to those exposures. Our senior management has oversight of these transition efforts. See “Risk Factors—Risks Related to Legal and Regulatory Environment—Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by our products and could affect our results of operations and financial results” in our Annual Report.
Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$245,494	$18,320	$227,174
Investing activities	(175,111)	(977,440)	802,329
Financing activities	(64,220)	1,383,523	(1,447,743)
Net Change in Cash and Cash Equivalents	$6,163	$424,403	$(418,240)
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
Investing Activities. Cash flows from investing activities for 2022 were primarily related to cash consideration paid in connection with the Wellfleet Acquisition. In addition, investment activities also included cash outflows related to office space-related leasehold improvements and investments by us into our Direct Lending products. In 2021, cash flows from investing activities were primarily related to the cash consideration paid in connection with the Dyal Acquisition.
Financing Activities. Cash flows from financing activities for 2022 were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). Our cash flows from financing activities also benefited from a net increase related to the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, partially offset by repayments under our Revolving Credit Facility.

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
Equity-based Compensation
The fair values of our equity-based compensation RSU, Incentive Unit grants and Wellfleet Earnout are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability on RSUs and Incentive Units that are subject to a one-year post-vesting transfer restriction. The higher these discounts, the lower the compensation expense taken over time for these grants.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended June 30, 2022, or that have been issued but that we have not yet adopted, are expected to substantively impact our future trends.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated and combined financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 11 to our Financial Statements for additional information.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Quarter Report on Form 10-Q filed on May 5, 2022)
3.2	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
10.1
Amended and Restated Credit Agreement, dated as of June 15, 2022, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd.(incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 15, 2022)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of June 30, 2022 and December 31, 2021, (ii) the Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021, (iv) the Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2022	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$48,730	$42,567
Due from related parties	281,863	224,576
Operating lease assets	84,532	86,033
Strategic Revenue-Share Purchase consideration, net	477,478	495,322
Deferred tax assets	683,308	635,624
Intangible assets, net	2,535,920	2,611,411
Goodwill	4,205,159	4,132,245
Other assets, net (includes investments of $— and $1,311 at fair value, respectively)	101,692	38,620
Total Assets	$8,418,682	$8,266,398
Liabilities
Debt obligations, net	$1,413,211	$1,174,167
Accrued compensation	163,966	155,606
Operating lease liabilities	89,872	88,480
Deferred tax liabilities	49,850	48,962
TRA liability (includes $119,608 and $111,325 at fair value, respectively)	734,720	670,676
Warrant liability, at fair value	30,317	68,798
Earnout liability, at fair value	159,255	143,800
Accounts payable, accrued expenses and other liabilities	90,453	68,339
Total Liabilities	2,731,644	2,418,828
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 420,102,492 and 404,919,411 issued and outstanding, respectively	42	40
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 657,808,589 and 674,766,200 issued and outstanding, respectively	66	67
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,214,274	2,160,934
Accumulated deficit	(591,727)	(497,506)
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,622,687	1,663,567
Shareholders’ equity attributable to noncontrolling interests	4,064,351	4,184,003
Total Shareholders’ Equity	5,687,038	5,847,570
Total Liabilities and Shareholders’ Equity	$8,418,682	$8,266,398
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Management fees, net (includes Part I Fees of $46,346, $36,073, $93,085 and $64,987, respectively)	$284,325	$142,135	$531,957	$236,848
Administrative, transaction and other fees	42,921	37,125	71,266	50,636
Total Revenues, Net	327,246	179,260	603,223	287,484
Expenses
Compensation and benefits	218,118	1,221,565	412,010	1,269,549
Amortization of intangible assets	64,885	21,336	126,411	21,336
General, administrative and other expenses	54,389	51,520	97,683	66,380
Total Expenses	337,392	1,294,421	636,104	1,357,265
Other Income (Loss)
Net losses on investments	(123)	—	(118)	—
Net losses on retirement of debt	—	(16,145)	—	(16,145)
Interest expense	(15,051)	(5,817)	(27,885)	(11,675)
Change in TRA liability	1,370	(1,146)	(8,282)	(1,146)
Change in warrant liability	20,723	(15,300)	38,481	(15,300)
Change in earnout liability	(208)	(462,970)	(704)	(462,970)
Total Other Income (Loss)	6,711	(501,378)	1,492	(507,236)
Loss Before Income Taxes	(3,435)	(1,616,539)	(31,389)	(1,577,017)
Income tax expense (benefit)	5,631	(29,199)	593	(29,011)
Consolidated and Combined Net Loss	(9,066)	(1,587,340)	(31,982)	(1,548,006)
Net loss attributable to noncontrolling interests	7,940	1,224,996	19,041	1,225,076
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(1,126)	$(362,344)	$(12,941)	$(322,930)

		May 19, 2021 through June 30, 2021		May 19, 2021 through June 30, 2021

Net Loss Attributable to Class A Shares	$(1,126)	$(397,189)	$(12,941)	$(397,189)
Net Loss per Class A Share
Basic	$0.00	$(1.21)	$(0.03)	$(1.21)
Diluted	$0.00	$(1.23)	$(0.03)	$(1.23)
Weighted-Average Class A Shares
Basic(1)	422,631,967	329,055,258	419,896,221	329,055,258
Diluted	1,407,843,503	1,252,092,338	419,896,221	1,252,092,338

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$(477,398)	$—	$(507,687)
Distributions	—	(94,018)	—	(103,143)
Comprehensive income prior to the Business Combination Date	—	34,845	—	74,259
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	—	536,571	—	536,571
Ending Balance	$—	$—	$—	$—

Class A Shares Par Value
Beginning balance	$41	$—	$40	$—
Impact of the Business Combination	—	32	—	32
Class C Shares and Common Units exchanged for Class A Shares	1	—	2	—
Ending Balance	$42	$32	$42	$32

Class C Shares Par Value
Beginning balance	$67	$—	$67	$—
Impact of the Business Combination	—	63	—	63
Class C Shares and Common Units exchanged for Class A Shares	(1)	—	(1)	—
Ending Balance	$66	$63	$66	$63

Class D Shares Par Value
Beginning balance	$32	$—	$32	$—
Impact of the Business Combination	—	29	—	29
Ending Balance	$32	$29	$32	$29

Class E Shares Par Value
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	—	1	—	1
Ending Balance	$—	$1	$—	$1

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Additional Paid-in Capital
Beginning balance	$2,166,232	$—	$2,160,934	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	(138,133)	—	(138,133)
Cash proceeds from the Business Combination	—	1,738,478	—	1,738,478
Offering costs related to the Business Combination	—	(126,309)	—	(126,309)
Allocation of cash proceeds to warrant liability	—	(25,128)	—	(25,128)
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	—	(83,949)	—	(83,949)
Deferred taxes recognized in the Business Combination	—	145,163	—	145,163
Deferred taxes on capital transactions	33,351	—	42,990	—
TRA liability on capital transactions	(40,897)	—	(55,765)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	(325,222)	—	(325,222)
Exercise of warrants	—	—	2	—
Equity-based compensation	4,959	311,926	7,740	311,926
Withholding taxes on vested RSUs	(179)	—	(393)	—
Class A Share repurchases	—	—	(24,238)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	50,808	—	83,004	—
Ending Balance	$2,214,274	$1,496,826	$2,214,274	$1,496,826

Accumulated Deficit
Beginning balance	$(549,826)	$—	$(497,506)	$—
Cash dividends declared on Class A Shares	(40,775)	—	(81,280)	—
Comprehensive loss following the Business Combination	(1,126)	(397,189)	(12,941)	(397,189)
Ending Balance	$(591,727)	$(397,189)	$(591,727)	$(397,189)
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,622,687	$1,099,762	$1,622,687	$1,099,762

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,128,298	$9,100	$4,184,003	$6,526
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	(398,438)	—	(398,438)
Common Units issued as consideration related to the Dyal Acquisition	—	4,285,359	—	4,285,359
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	(491,956)	—	(491,956)
Allocation to earnout liability for Seller Earnout Units issued in the Business Combination	—	(160,540)	—	(160,540)
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	325,222	—	325,222
Equity-based compensation	90,132	937,196	174,150	937,196
Settlement of Earnout Securities	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—
Contributions	5,630	4,517	10,761	7,171
Distributions	(100,566)	(1,479)	(201,604)	(1,479)
Withholding taxes on vested RSUs	(395)	—	(914)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(50,808)	—	(83,004)	—
Comprehensive loss	(7,940)	(1,224,996)	(19,041)	(1,225,076)
Ending Balance	$4,064,351	$3,283,985	$4,064,351	$3,283,985
Total Shareholders' Equity	$5,687,038	$4,383,747	$5,687,038	$4,383,747

Cash Dividends Paid per Class A Share	$0.10	$—	$0.20	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of Class A Shares
Beginning balance	407,639,908	—	404,919,411	—
Impact of the Business Combination	—	320,005,258	—	320,005,258
Class A Share repurchases	—	—	(2,000,000)	—
Shares delivered on vested RSUs	124,148	—	225,270	—
Class C Shares and Common Units exchanged for Class A Shares	12,338,436	—	16,957,611	—
Exercise of warrants	—	—	200	—
Ending Balance	420,102,492	320,005,258	420,102,492	320,005,258

Number of Class C Shares
Beginning balance	670,147,025	—	674,766,200	—
Impact of the Business Combination	—	628,380,707	—	628,380,707
Class C Shares and Common Units exchanged for Class A Shares	(12,338,436)	—	(16,957,611)	—
Ending Balance	657,808,589	628,380,707	657,808,589	628,380,707

Number of Class D Shares
Beginning balance	319,132,127	—	319,132,127	—
Impact of the Business Combination	—	294,656,373	—	294,656,373
Ending Balance	319,132,127	294,656,373	319,132,127	294,656,373

Number of Class E Shares
Beginning balance	—	—	—	—
Impact of the Business Combination	—	14,990,864	—	14,990,864
Ending Balance	—	14,990,864	—	14,990,864
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Consolidated and combined net loss	$(31,982)	$(1,548,006)
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities:
Amortization of intangible assets	126,411	21,336
Equity-based compensation	201,286	1,158,597
Depreciation and amortization of fixed assets	459	265
Amortization of debt discounts and deferred financing costs	2,150	560
Amortization of investment discounts and premiums	12	—
Non-cash lease expense	2,884	(117)
Net losses on retirement of debt	—	16,145
Net gains on investments, net of dividends	118	—
Change in TRA liability	8,282	1,146
Change in warrant liability	(38,481)	15,300
Change in earnout liability	704	462,970
Deferred income taxes	(3,840)	(29,183)
Changes in operating assets and liabilities:
Due from related parties	(51,976)	(41,387)
Strategic Revenue-Share Purchase consideration	17,844	—
Other assets, net	759	(5,025)
Accrued compensation	(11,036)	6,713
Accounts payable, accrued expenses and other liabilities	21,900	(40,994)
Net Cash Provided by Operating Activities	245,494	18,320
Cash Flows from Investing Activities
Purchase of fixed assets	(27,839)	(533)
Purchase of investments	(34,992)	(3,450)
Proceeds from investment sales and maturities	2,174	—
Cash consideration paid for acquisitions, net of cash consideration received	(114,454)	(973,457)
Net Cash Used in Investing Activities	(175,111)	(977,440)
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	—	1,738,603
Offering costs related to the Business Combination	—	(126,309)
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	(491,956)
Proceeds from debt obligations	395,060	896,008
Debt issuance costs	(8,531)	(9,663)
Repayments of debt obligations, including retirement costs	(153,000)	(577,713)
Withholding taxes on vested RSUs	(1,307)	—
Dividends paid on Class A Shares	(81,280)	—
Proceeds from exercise of warrants	2	—
Class A Share repurchases	(24,238)	—
Distributions to members prior to the Business Combination	—	(51,140)
Contributions from noncontrolling interests	10,678	7,171
Distributions to noncontrolling interests	(201,604)	(1,478)
Net Cash (Used in) Provided by Financing Activities	(64,220)	1,383,523
Net Increase in Cash and Cash Equivalents	6,163	424,403
Cash and cash equivalents, beginning of period	42,567	11,630
Cash and Cash Equivalents, End of Period	$48,730	$436,033
Supplemental Information
Cash paid for interest	$18,823	$13,667
Cash paid for income taxes	$1,882	$470
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
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Oak Street Real Estate Capital, LLC (“Oak Street”) and its advisory business (the “Oak Street Acquisition”).
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Wellfleet Credit Partners, LLC (“Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition,” and collectively with the Oak Street Acquisition and the Dyal Acquisition, the “Acquisitions”). See Note 3 for additional information.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Registrant’s Capital Structure
As of June 30, 2022, the Registrant had the following instruments outstanding:
•Class A Shares—Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2022, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 10% of the total voting power of all shares. Subsequent to March 31, 2022, the Company’s organization documents were amended to increase the total voting power of the Low-Vote Shares from 10% to 20% .
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2022, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 90% of the total voting power of all shares. Subsequent to March 31, 2022, the Company’s organization documents were amended to lower the total voting power of the High-Vote Shares from 90% to 80%. No Class B Shares have been issued from inception through June 30, 2022. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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
•Class E Shares—Shares of Class E common stock that were not publicly traded. Class E Shareholders were not entitled to a vote. Class E Shares accrued distributions equal to amounts declared per Class A Share; however, such distributions were not paid until the Company’s Class A Shares reached certain price levels (“Class E Triggering Events”). Class E Shares and Seller Earnout Units (defined below) are collectively referred to as “Earnout Securities.”
In connection with the Business Combination, the Company issued two series of Class E Shares: Series E-1 and Series E-2. Series E-1 and E-2 vested upon a Class E Triggering Event, which occurred when the volume weighted-average price of a Class A Share exceeded $12.50 and $15.00, respectively, for 20 consecutive trading days. The Series E-1 Class E Shares had a Class E Triggering Event on July 21, 2021, at which time 7,495,432 Class E Shares were converted into an equal number of Class A Shares. The Series E-2 Class E Shares had a Class E Triggering Event on November 3, 2021, at which time 7,495,432 Class E Shares were converted into an equal number of Class A Shares. As a result, there are no longer any Class E Shares issued or outstanding.
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
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of June 30, 2022:

June 30, 2022
Class A Shares	420,102,492
Class C Shares	657,808,589
Class D Shares	319,132,127
RSUs	21,588,302
Warrants	14,159,048
Share Repurchase Program
On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the repurchase program or (ii) December 31, 2024. As of June 30, 2022, no share repurchases had been made under the program. This program replaced the previously authorized program under which the Company repurchased 2,000,000 shares during the first quarter of 2022.
Blue Owl Operating Partnerships’ Capital Structure
As of June 30, 2022, the Blue Owl Operating Partnerships had outstanding the following instruments, which are collectively referred to as “Blue Owl Operating Group Units”:
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
•Seller Earnout Units—Seller Earnout Units were limited partner interests held in the Blue Owl Operating Partnerships that had the same Class E Triggering Events, forfeiture provisions and distribution restrictions as the Class E Shares. In connection with the Business Combination, recipients of Earnout Securities had the option of selecting either Class E Shares or Seller Earnout Units. For recipients that elected to receive Class E Shares, a corresponding number of Seller Earnout Units were indirectly held by the Registrant. Upon meeting the respective Class E Triggering Events, Seller Earnout Units not held directly or indirectly by the Registrant automatically became Common Units, whereas the Seller Earnout Units held directly or indirectly by the Registrant automatically became GP Units.
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
The Series E-2 Seller Earnout Units had a Class E Triggering Event on November 3, 2021. As a result, (i) 7,495,432 Seller Earnout Units underlying an equal number of Series E-2 Class E Shares were converted into an equal number of GP Units, (ii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iii) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares). As a result, there are no longer any Class E Shares issued or outstanding.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of June 30, 2022:

Units	June 30, 2022
GP Units	420,102,492
Common Units	976,940,716
Incentive Units	26,042,169
Acquisitions-Related Earnouts

Units	June 30, 2022
Oak Street Earnout Units	26,074,330
Wellfleet Earnout Shares	940,668
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. See Note 3 to the consolidated and combined audited financial statements included in the Company’s Annual Report for the year ended December 31, 2021 (the “2021 Audited Financial Statements”) for additional information.
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each of the three anniversaries following the closing of the transaction, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). See Note 3 for additional information.
Common Unit Exchanges
From time to time, the Company exchanges Common Units and Class C Shares for an equal number of Class A Shares. As a result of the exchange, the Company reallocated equity from noncontrolling interests to the Company’s additional paid-in capital and recorded additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated and combined statement of shareholders’ equity for these amounts.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the consolidated and combined financial statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration), warrants and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; and (v) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Investments
Investments in the Company’s products are accounted for using the equity-method of accounting, whereby the Company recognizes its share of income in current-period earnings. Distributions, when received on these investments, generally reduce the carrying value of such investments. For other investments, the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition. Investments are included within other assets in the consolidated and combined statements of financial condition. Realized and changes in unrealized gains (losses) on these investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. See Note 9 for additional information.
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
Earnout Liability, at Fair Value
Earnout liability is comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts (collectively, the “Earnouts”). The Earnouts represent contingent consideration on the Oak Street and Wellfleet Acquisitions and are recorded at fair value until the contingencies have been resolved, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations. Once recognized, earnout liabilities are not derecognized until the contingencies are resolved and the consideration is paid or becomes payable. Earnout liabilities may expire and upon expiration, the consideration would not be paid or payable.
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units, which are interests in the Blue Owl Operating Group not held by the Company.
Allocations to noncontrolling interests in the consolidated and combined statements of operations are based on the substantive profit-sharing arrangements in the operating agreements of the Blue Owl Operating Partnerships. The Company does not record income or loss allocations to noncontrolling interests to the extent that such allocations would be provisional in nature, such as for unvested Incentive Units (other than certain minimum tax distributions) or Seller Earnout Units prior to achieving their respective Class E Triggering Events. Provisional allocations to these interests would be subject to reversal in the event the unvested Incentive Units are forfeited or if the Seller Earnout Units would not have achieved their Class E Triggering Events.
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
Management fees for the Company’s business development company (“BDC”) products are typically based on a percentage of average fair value of gross assets excluding cash or net asset value. For certain BDCs, the management fee base may also include uncalled capital commitments. For the Company’s other Direct Lending products, management fees are typically based on gross or net asset value or investment cost, and also may include uncalled capital.

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

Management fees for the Company’s collateralized loan obligations (“CLOs”) are generally based on the outstanding par value of the underlying collateral and recognized over time as the services are rendered.
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
Management fees, including Part I Fees, are generally cash settled every quarter and not subject to repayment, and therefore uncertainty underlying these fees are resolved each quarter. As such, on a quarterly basis, a subsequent significant reversal in relation to the cumulative revenue recognized is not probable for the quarter in arrears.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
For certain non-BDC Direct Lending products and substantially all of the GP Capital Solutions and Real Estate products, realized performance income is in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally, carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s consolidated and combined financial statements.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Wellfleet Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Wellfleet Acquisition:

(dollars in thousands)
Consideration
Cash consideration(1)	$113,272
Earnout consideration(2)	14,751
Total Consideration	$128,023

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Intangible assets:
Investment management agreements	$39,120
Investor relationships	10,700
Trademarks	1,100
Total intangible assets	50,920
Due from related parties	5,272
Net Identifiable Assets Acquired	$56,192
Goodwill(3)	$71,831

(1)Includes cash consideration paid to reimburse seller for certain pre-acquisition expenses.
(2)Represents the fair value of the portion of the Wellfleet Earnouts determined to be contingent consideration, as further discussed below. See Note 9 for additional information on the valuation of this liability.
(3)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $108.0 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements, investor relationships and trademarks had a weighted-average amortization period from the date of acquisition of 4.7 years, 8.5 years and 7.0 years, respectively.
Wellfleet’s results are included in the Company’s consolidated results starting from the date the acquisition closed, April 1, 2022. For the three and six months ended June 30, 2022, the Company’s consolidated results included $6.3 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Wellfleet Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $3.6 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Wellfleet Earnouts
The table below summarizes the Wellfleet Earnouts and their respective Wellfleet Triggering Events. The Wellfleet Earnouts payable to non-employee sellers have been classified as contingent consideration on the Wellfleet Acquisition; whereas, the Wellfleet Earnouts payable to individuals that are subject to ongoing employment arrangements with the Company have been classified as compensation and are being amortized over the service period. See Note 8 for additional information on the compensation-classified Wellfleet Earnout Shares.

(dollars in thousands)
Wellfleet Earnouts	Trigger Date	Cash	# of Shares
Contingent consideration:
First Wellfleet Earnout	4/1/2023	$5,000	26,131
Second Wellfleet Earnout	4/1/2024	5,000	26,131
Third Wellfleet Earnout	4/1/2025	5,000	26,131

Compensation:
First Wellfleet Earnout	4/1/2023		287,425
Second Wellfleet Earnout	4/1/2024		287,425
Third Wellfleet Earnout	4/1/2025		287,425
Total		$15,000	940,668
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	June 30, 2022	December 31, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of June 30, 2022
Investment management agreements	$2,222,320	$2,183,200	0.1	-	20.0	12.9 years
Investor relationships	459,500	448,800	7.8	-	13.0	10.2 years
Trademarks	94,400	93,300	7.0	-	7.0	6.1 years
Total Intangible Assets	2,776,220	2,725,300
Less: accumulated amortization	(240,300)	(113,889)
Total Intangible Assets, Net	$2,535,920	$2,611,411
The following table presents expected future amortization of finite-lived intangible assets as of June 30, 2022:

(dollars in thousands)
Period	Amortization
July 1, 2022 to December 31, 2022	$130,227
2023	237,787
2024	237,092
2025	232,854
2026	218,604
Thereafter	1,479,356
Total	$2,535,920

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Pro Forma Financial Information
Unaudited pro forma revenues were $284.3 million and $237.7 million for the three months ended June 30, 2022 and 2021, respectively, and $536.5 million and $444.9 million for the six months ended June 30, 2022 and 2021, respectively. Unaudited pro forma net loss allocated to Class A Shareholders was $(1.1) million and $(368.3) million for the three months ended June 30, 2022 and 2021, respectively, and $(13.1) million and $(375.0) million for the six months ended June 30, 2022 and 2021, respectively. This proforma financial information was computed by combining the historical financial information of the Company, including Owl Rock and Altimar for periods prior to the Business Combination, and the Dyal Capital and Oak Street as though these acquisitions were consummated on January 1, 2020, and as if the Wellfleet Acquisition was consummated on January 1, 2021. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company:

	June 30, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,617
2032 Notes	2/15/2032	400,000	400,000	—	391,344
2051 Notes	10/7/2051	350,000	350,000	—	337,250
Revolving Credit Facility	6/15/2027	1,115,000	—	1,114,842	—
Total		$2,565,000	$1,450,000	$1,114,842	$1,413,211

	December 31, 2021
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,154
2051 Notes	10/7/2051	350,000	350,000	—	337,013
Revolving Credit Facility	12/7/2024	640,000	153,000	487,000	153,000
Total		$1,690,000	$1,203,000	$487,000	$1,174,167
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
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended on June 15, 2022, to increase the borrowing capacity to $1.1 billion. Borrowings under the Revolving Credit Facility may be used to finance working capital needs and general corporate purposes.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, or (b) the greater of (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% and (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.13% to 0.38% of the daily amount of available revolving commitment. The average borrowing rate for borrowings made under the prior revolving credit facility was 1.77% for the six months ended June 30, 2022. No borrowings have been made under the new Revolving Credit Facility.
The Revolving Credit Facility contains customary events of defaults, as well as a financial covenant generally providing for a maximum net leverage ratio of 4.0 to 1. The net leverage ratio is generally calculated as the ratio of total consolidated debt less unrestricted cash and cash equivalents (up to $500.0 million) to the trailing 12-month consolidated EBITDA (each as defined in the agreement). The Revolving Credit Facility also requires the Company to maintain a minimum level of fee-paying assets under management of at least $50.5 billion as of June 30, 2022, plus 70% of any new fee-paying assets under management as a result of any future acquisitions.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$3,661	$1,312	$7,112	$2,628
Short term lease cost	491	49	806	49
Net Lease Cost	$4,152	$1,361	$7,918	$2,677

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Lease Cash Flow Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,027	$1,422	$5,034	$2,794

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,290	$46,068	$4,273	$46,068

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	9.7 years	10.2 years

Weighted-average discount rate:
Operating leases	3.1%	3.1%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2022 to December 31, 2022	$(1,691)
2023	14,361
2024	10,446
2025	9,984
2026	9,799
Thereafter	63,078
Total Lease Payments	105,977
Imputed interest	(16,105)
Total Lease Liabilities	$89,872

Amounts presented in the table above for the period from July 1, 2022 to December 31, 2022, are presented net of $8.2 million of tenant improvement allowance and reflect the impact of a $1.7 million rent holiday period. Subsequent to June 30, 2022, the Company entered into additional lease arrangements that increased total future expected operating lease payments by $12.2 million.
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Direct Lending Products
Diversified lending	$108,909	$83,773	$214,361	$160,251
Technology lending	23,803	16,727	46,833	30,584
First lien lending	3,973	3,817	7,654	7,632
Opportunistic lending	2,730	741	4,271	1,304
CLOs	6,295	—	6,295	—
Management Fees, Net	145,710	105,058	279,414	199,771
Administrative, transaction and other fees	35,653	34,335	60,875	47,846
Total GAAP Revenues - Direct Lending Products	181,363	139,393	340,289	247,617

GP Capital Solutions Products
GP minority equity investments	124,434	36,341	226,534	36,341
GP debt financing	3,366	736	6,458	736
Professional sports minority investments	513	—	1,013	—
Strategic Revenue-Share Purchase consideration amortization	(8,922)	—	(17,844)	—
Management Fees, Net	119,391	37,077	216,161	37,077
Administrative, transaction and other fees	7,268	2,790	10,391	2,790
Total GAAP Revenues - GP Capital Solutions Products	126,659	39,867	226,552	39,867

Real Estate Products
Net lease	19,224	—	36,382	—
Management Fees, Net	19,224	—	36,382	—
Total GAAP Revenues - Real Estate Products	19,224	—	36,382	—
Total GAAP Revenues	$327,246	$179,260	$603,223	$287,484

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

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Management Fees Receivable
Beginning balance	$168,057	$78,586
Ending balance	$209,944	$113,104

Administrative, Transaction and Other Fees Receivable
Beginning balance	$19,535	$9,876
Ending balance	$24,741	$13,334

Realized Performance Income Receivable
Beginning balance	$10,496	$—
Ending balance	$—	$—

Unearned Management Fees
Beginning balance	$10,299	$11,846
Ending balance	$9,826	$11,087
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

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Beginning Balance	$495,322	$—
Amortization	(17,844)	—
Ending Balance	$477,478	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
7. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2022	December 31, 2021
Fixed assets, net:
Leasehold improvements	$33,700	$6,692
Furniture and fixtures	1,639	1,631
Computer hardware and software	2,792	1,968
Accumulated depreciation and amortization	(2,799)	(2,340)
Fixed assets, net	35,332	7,951
Investments (includes $— and $1,311 at fair value and $42,405 and $8,522 of investments in the Company’s products, respectively)	44,838	12,143
Prepaid expenses	7,068	8,496
Other assets	14,454	10,030
Total	$101,692	$38,620
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 46,864,239 remain available as of June 30, 2022. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Included within compensation and benefits:
Acquisition related
Common Units issued in connection with the Business Combination	$—	$1,121,139	$—	$1,121,139
Seller Earnout Units issued in connection with the Business Combination	—	37,458	—	37,458
Oak Street Earnout Units	61,328	—	121,982	—
Wellfleet Earnout Shares	811	—	811	—
Total acquisition related	62,139	1,158,597	122,793	1,158,597
Incentive Units	33,982	—	60,965	—
RSUs	8,255	—	16,806	—
Included within general, administrative and other expenses
Incentive Units	182	—	361	—
RSUs	127	—	361	—
Equity-Based Compensation Expense	$104,685	$1,158,597	$201,286	$1,158,597
Corresponding tax benefit	$152	$—	$304	$—

Fair value of RSUs settled in Class A Shares	1,459	—	2,759	—
Fair value of RSUs withheld to satisfy tax withholding obligations	574	—	1,307	—
Number of RSUs withheld to satisfy tax withholding obligations	50,189	—	107,170	—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the six months ended June 30, 2022.

	Incentive Units		RSUs		Oak Street Earnout Units		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted Average Grant Date Fair Value Per Unit
December 31, 2021	23,080,845	$13.87	10,118,104	$13.84	26,074,330	$12.53	—	$—
Granted	2,861,325	10.18	1,214,752	10.55	—	—	862,275	11.44
Vested	(1,022,282)	11.25	(188,370)	14.41	—	—	—	—
Forfeited	(63,529)	11.51	(353,453)	14.02	—	—	—	—
June 30, 2022	24,856,359	$13.56	10,791,033	$13.45	26,074,330	$12.53	862,275	$11.44
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a 14% - 18% discount for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. As of June 30, 2022, unamortized expense related to Incentive Units was $287.5 million, with a weighted-average amortization period of 4.1 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
RSUs
The grant date fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a 14% discount for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. As of June 30, 2022, unamortized expense related to RSUs was $94.2 million, with a weighted-average amortization period of 3.3 years.
Oak Street Earnout Units
The grant date fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2.0 years. As of June 30, 2022, unamortized expense related to the Oak Street Earnout Units was $204.6 million, with a weighted average amortization period of 1.1 years.
Wellfleet Earnout Shares
The grant date fair value of the Wellfleet Earnout Shares treated as compensation was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period. As of June 30, 2022, unamortized expense related to the Wellfleet Earnout Shares was $9.1 million, with a weighted-average amortization period of 2.8 years.
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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The table below summarizes the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022:

	June 30, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Liabilities, at Fair Value
TRA liability	$—	$—	$119,608	$119,608
Warrant liability	19,223	—	11,094	30,317
Earnout liability	—	—	159,255	159,255
Total Liabilities, at Fair Value	$19,223	$—	$289,957	$309,180
The table below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	December 31, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Corporate bonds	$—	$1,311	$—	$1,311
	$—	$1,311	$—	$1,311

Liabilities, at Fair Value
TRA liability	$—	$—	$111,325	$111,325
Warrant liability	43,048	—	25,750	68,798
Earnout liability	—	—	143,800	143,800
Total Liabilities, at Fair Value	$43,048	$—	$280,875	$323,923

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2022:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,978	$18,800	$144,296	$284,074
Issuances	—	—	14,751	14,751
Net (gains) losses	(1,370)	(7,706)	208	(8,868)
Ending Balance	$119,608	$11,094	$159,255	$289,957
Change in net unrealized losses on liabilities still recognized at the reporting date	$(1,370)	$(7,706)	$208	$(8,868)
The following table sets forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2022:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Issuances	—	—	14,751	14,751
Net losses (gains)	8,283	(14,656)	704	(5,669)
Ending Balance	$119,608	$11,094	$159,255	$289,957
Change in net unrealized losses on liabilities still recognized at the reporting date	$8,283	$(14,656)	$704	$(5,669)
The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	101,645	9,131	491,277	602,053
Net losses	1,146	5,469	462,970	469,585
Ending Balance	$102,791	$14,600	$954,247	$1,071,638
Net change in unrealized losses held as of the reporting date	$1,146	$5,469	$462,970	$469,585
The following table sets forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2021:

	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$—	$—	$—
Impact of the Business Combination	101,645	9,131	491,277	602,053
Net losses	1,146	5,469	462,970	469,585
Ending Balance	$102,791	$14,600	$954,247	$1,071,638
Net change in unrealized (gains) losses held as of the reporting date	$1,146	$5,469	$462,970	$469,585

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
Earnout Liability
The fair value of the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the respective Acquisitions.
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
The fair value of the Wellfleet Earnouts, which are primarily comprised of future contingent cash payments, was determined using a discounted cash flow model, which incorporates a discount rate based on the Company’s credit rating.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2022:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

TRA liability	$119,608	Discounted cash flow	Discount Rate	10%	-	10%	10%	Decrease
Warrant liability	11,094	Monte Carlo Simulation	Volatility	44%	-	44%	44%	Increase
Earnout liability:								Increase
Oak Street Earnouts	144,834	Monte Carlo Simulation	Revenue Volatility	58%	-	58%	58%	Increase
			Risk-free rate	3%		3%	3%	Increase
			Discount Rate	16%		16%	16%	Decrease
Wellfleet Earnouts	14,421	Discounted cash flow	Discount Rate	2%	-	5%	3%	Decrease
	159,255

Total Liabilities, at Fair Value	$289,957
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

TRA liability	$111,325	Discounted cash flow	Discount rate	10%	-	10%	10%	Decrease
Warrant liability	25,750	Monte Carlo simulation	Volatility	26%	-	26%	26%	Increase
Earnout liability	143,800	Monte Carlo simulation	Revenue volatility	38%	-	38%	38%	Increase
			Discount rate	15%	-	15%	15%	Decrease
Total Liabilities, at Fair Value	$280,875
Fair Value of Other Financial Instruments
As of June 30, 2022, the fair value of the Company’s debt obligations was approximately $1.1 billion compared to a carrying value of $1.4 billion, and such fair value measurements are categorized as Level I within the fair value hierarchy. Management estimates that the carrying value of the Company’s other investments, which are not carried at fair value, approximated their fair values as of June 30, 2022, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2021, management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values, and such fair value measurements for the other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
10. INCOME TAXES
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
The Company had an effective tax rate of -163.9% and -1.9% for the three and six months ended June 30, 2022, respectively, and 1.8% and 1.8% for the three and six months ended June 30, 2021, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes. Prior to the Business Combination, the Company was not generally subject to U.S. federal and state and local corporate-level income taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2022, the Company has not recorded any valuation allowances. As of and prior to June 30, 2022, the Company has not recognized any liability for uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2017.
In connection with and subsequent to the Business Combination, the Company recorded to additional paid-in capital various adjustments to deferred tax assets and liabilities, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that may eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated and combined statements of shareholders’ equity for these amounts.
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
The table below presents management’s estimate as of June 30, 2022, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2022 to December 31, 2022	$—
2023	35,114
2024	50,356
2025	68,567
2026	52,754
Thereafter	640,554
Total Payments	847,345
Less adjustment to fair value for contingent consideration	(112,625)
Total TRA Liability	$734,720
Unfunded Product Commitments
As of June 30, 2022, the Company had unfunded investment commitments to its products of $13.1 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of June 30, 2022, the Company has not had prior claims or losses pursuant to these arrangements.
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

(dollars in thousands)	June 30, 2022	December 31, 2021
Management fees	$209,944	$168,057
Realized performance income	—	10,496
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	71,919	46,023
Due from Related Parties	$281,863	$224,576
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $14.2 million and $23.3 million during the three and six months ended June 30, 2022, respectively, and $6.8 million and $10.3 million for the three and six months ended June 30, 2021, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $6.6 million and $12.5 million during the three and six months ended June 30, 2022, respectively, and $0.9 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses related to these arrangements of $5.7 million and $12.7 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $3.0 million for the three and six months ended June 30, 2021, respectively. These net expenses are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $0.2 million for the three and six months ended June 30, 2021.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
13. EARNINGS (LOSS) PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Contingently issuable shares	Contingently issuable shares
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Compensation-classified Wellfleet Earnout Shares	Excluded	Treasury stock method
Contingent consideration-classified Wellfleet Earnout Shares(3)	Contingently issuable shares	Contingently issuable shares If-converted method
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	Excluded	If-converted method
Unvested Incentive Units(4)	Excluded	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(5)	Excluded	Contingently issuable shares If-converted method
Earnout Securities(6)	Contingently issuable shares	Contingently issuable shares If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,841,191 and 10,884,403 for the three and six months ended June 30, 2022, respectively, and 9,050,000 for the period from May 19, 2021 to June 30, 2021.
(2)The treasury stock method for warrants carried at fair value includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)As of June 30, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2022. However, had the end of the reporting period also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period. For Earnout Securities carried at fair value, the numerator is also adjusted for changes in fair value impacting net income (loss) for the period.
(5)As of June 30, 2022, the Oak Street Triggering Events with respect to the Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2022. Additionally, had the end of the reporting period also been the end of the contingency period for the Oak Street Earnout Units, the Oak Street Triggering Events would not yet have occurred, and therefore the Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2022.
(6)As of June 30, 2021, the Class E Triggering Events with respect to the Series E-1 and Series E-2 Earnout Securities had not occurred, and therefore such securities have not been included in the calculation of basic earnings (loss) per share for the period from May 19, 2021 to June 30, 2021. Additionally, had the end of the reporting period also been the end of the contingency period for the Earnout Securities, the Class E Triggering Events would not yet have occurred, and therefore the Earnout Securities have not been included in the calculation of diluted earnings (loss) per share for the period from May 19, 2021 to June 30, 2021.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

Three Months Ended June 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(1,126)	422,631,967	$0.00
Effect of dilutive securities:
Unvested RSUs	—	—		10,771,348
Warrants	—	—		14,159,048
Compensation-classified Wellfleet Earnout Shares	—	—		862,275
Contingent consideration-classified Wellfleet Earnout Shares	—	—		78,393
Vested Common Units	(5,304)	985,211,536		—
Vested Incentive Units	—	—		804,207
Unvested Incentive Units	—	—		24,517,020
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(6,430)	1,407,843,503	$0.00

Six Months Ended June 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(12,941)	419,896,221	$(0.03)
Effect of dilutive securities:
Unvested RSUs	—	—		10,760,867
Warrants	—	—		14,159,109
Compensation-classified Wellfleet Earnout Shares	—	—		433,519
Contingent consideration-classified Wellfleet Earnout Shares	—	—		39,413
Vested Common Units	—	—		988,739,805
Vested Incentive Units	—	—		529,222
Unvested Incentive Units	—	—		24,646,105
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(12,941)	419,896,221	$(0.03)
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
14. SUBSEQUENT EVENTS
Public Warrants Redemption
On July 18, 2022, the Company announced that it will redeem all of the outstanding Public Warrants on August 18, 2022 (the “Redemption Date”). Holders may exercise Public Warrants and receive Class A Shares in exchange for payment in cash for the warrant exercise price. Alternatively, a holder may surrender Public Warrants for 0.239 Class A Shares for each Public Warrant. Any Public Warrants outstanding on the Redemption Date will be redeemed in cash at a price of $0.10 per Public Warrant. The Private Placement Warrants are not redeemable at the Company’s option and will continue to remain outstanding following the Redemption Date.
Dividend
On August 4, 2022, the Company announced a cash dividend of $0.11 per Class A Share. The dividend is payable on August 29, 2022, to holders of record as of the close of business on August 22, 2022.