Form 10-Q
period 2022-09-30
BLUE OWL CAPITAL INC.
filed 2022-11-04
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Class A common stock, par value $0.0001	438,600,597
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	637,263,151
Class D common stock, par value $0.0001	319,132,127

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

Annual Report	Refers to our annual report for the year ended December 31, 2021, filed with the SEC on Form 10-K on February 28, 2022.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Finance Corp. II (“ORTF II”), Owl Rock Core Income Corp. (“ORCIC”) and Owl Rock Technology Income Corp. (“ORTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

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
2022 Third Quarter Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$2,060	$(53,323)	$(10,881)	$(376,253)

Fee-Related Earnings(1)	$209,814	$141,858	$578,261	$286,339

Distributable Earnings(1)	$191,673	$142,750	$527,801	$268,140
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Our results for the third quarter of 2021 do not include the results of Oak Street or Wellfleet; therefore, prior period amounts are not comparable to current period. Our results for the nine months ended September 30, 2021 do not include the results of Oak Street or Wellfleet, and include partial results of Dyal Capital; therefore, prior period amounts are not comparable to current period. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition.

Assets Under Management

Blue Owl AUM: $132.1 billion FPAUM: $84.1 billion

Direct Lending Products AUM: $65.7 billion FPAUM: $45.3 billion	GP Capital Solutions Products AUM: $47.8 billion FPAUM: $28.5 billion	Real Estate Products AUM: $18.6 billion FPAUM: $10.4 billion

Diversified Lending Commenced 2016 AUM: $38.1 billion FPAUM: $23.8 billion	GP Minority Equity Commenced 2010 AUM: $46.1 billion FPAUM: $27.5 billion	Net Lease Commenced 2009 AUM: $18.6 billion FPAUM: $10.4 billion
Technology Lending Commenced 2018 AUM: $14.5 billion FPAUM: $9.9 billion	GP Debt Financing Commenced 2019 AUM: $1.4 billion FPAUM: $0.8 billion
First Lien Lending Commenced 2018 AUM: $3.4 billion FPAUM: $2.7 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.3 billion FPAUM: $0.1 billion
Opportunistic Lending Commenced 2020 AUM: $2.3 billion FPAUM: $1.4 billion
CLOs Commenced 2022 AUM: $7.4 billion FPAUM: $7.4 billion
We finished the quarter with $132.1 billion of AUM, which included $84.1 billion of FPAUM. During the third quarter of 2022, approximately 93% of our management fees were earned on AUM from Permanent Capital. As of September 30, 2022, we have approximately $10.7 billion in AUM not yet paying fees, providing approximately $139 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
In a continuation of the trends seen during the first half of 2022, inflation, interest rates, global gross domestic product (“GDP”) growth, geopolitical instability and the impact of COVID-19 variants on economic growth have remained in the spotlight, driving ongoing volatility in the public markets. Although U.S. inflation eased during the third quarter of 2022, it remains at a high level with slower global GDP growth forecasts. As expected, the Federal Reserve voted to increase the federal funds rate during the first three quarters of 2022.
Despite the elevated volatility in public markets, our operating trends remained positive and durable across the platform during the third quarter of 2022 with record fundraising that was diversified across institutional and private wealth channels. Direct Lending products continued to trend positively benefiting from rising interest rates and with limited impact from inflation, GP Capital Solutions products continued to fundraise successfully, and Real Estate products continued to realize 100% rent payment from tenants.
We have patient and Permanent Capital and resilient management fees, providing underlying support to our existing earnings profile even as we continue to grow. We anticipate a net positive impact to earnings as interest rates continue to rise, particularly for our Direct Lending business, where Part I Fees benefit from higher rates. At the strategy level, that same Permanent Capital allows us to provide flexible, certain financing solutions to sponsors, corporations, and alternative asset managers during a time when liquidity is scarce and public markets are closed or much more expensive than they used to be. And for the investors in our strategies, our products offer attractive qualities in volatile, uncertain markets: income generation, downside protection, positive leverage to rising rates, and structural inflation hedges.

We are continuing to closely monitor developments related to inflation, rising interest rates, global GDP growth, geopolitical instability and COVID-19, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Business and Operations—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our products and our products’ investments operate and could potentially negatively impact us, our products or our products’ investments” and “—Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in our Annual Report.
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
As of September 30, 2022, our assets under management included approximately $3.1 billion (includes $1.0 billion related to accrued carried interest) related to us, our executives and other employees. A portion of these assets under management relate to accrued carried interests and other amounts that are not charged fees.
Composition of Assets Under Management
Our AUM consists of FPAUM, AUM not yet paying fees, fee-exempt AUM and net appreciation and leverage in products on which fees are based on commitments or investment cost. AUM not yet paying fees generally relates to unfunded capital commitments (to the extent such commitments are not already subject to fees), undeployed debt (to the extent we earn fees based on total asset values or investment cost, inclusive of assets purchased using debt) and AUM that is subject to a temporary fee holiday. Fee-exempt AUM represents certain investments by us, our employees, other related parties and third parties, as well as certain co-investment vehicles on which we never earn fees.
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire at a predetermined time in the future. AUM not yet paying fees could provide approximately $139 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

Permanency and Duration of Assets Under Management
Our capital base is heavily weighted toward Permanent Capital. We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenues stream. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer changes. For example, our Real Estate products have a higher concentration in what we refer to as “long-dated” funds, or funds in which the contractual remaining life is five years or more, which in isolation may cause our percentage of management fees from Permanent Capital to decline.

Management Fees
Three Months Ended September 30, 2022

6%
1%
93%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$56,827	$45,674	$16,639	$119,140	$31,156	$31,211	$—	$62,367
Acquisition	—	—	—	—	—	—	—	—
New capital raised	5,472	2,910	434	8,816	724	1,598	—	2,322
Change in debt	3,058	—	1,590	4,648	2,422	—	—	2,422
Distributions	(471)	(304)	(239)	(1,014)	(239)	(249)	—	(488)
Change in value / other	800	(441)	190	549	514	3,380	—	3,894
Ending Balance	$65,686	$47,839	$18,614	$132,139	$34,577	$35,940	$—	$70,517

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$39,227	$39,906	$15,362	$94,495	$27,101	$26,220	$—	$53,321
Acquisition	6,529	—	—	6,529	—	—	—	—
New capital raised	10,425	8,434	1,002	19,861	1,708	2,990	—	4,698
Change in debt	9,818	—	1,590	11,408	5,153	—	—	5,153
Distributions	(1,135)	(1,281)	(504)	(2,920)	(616)	(453)	—	(1,069)
Change in value / other	822	780	1,164	2,766	1,231	7,183	—	8,414
Ending Balance	$65,686	$47,839	$18,614	$132,139	$34,577	$35,940	$—	$70,517

Direct Lending. Increase in AUM for the nine months ended September 30, 2022 was driven by a combination of continued fundraising and debt deployment across the strategy, and the Wellfleet Acquisition.
•$6.1 billion new capital raised in Diversified Lending, primarily driven by retail fundraising in ORCIC and a managed vehicle with a state pension fund.
•$3.2 billion new capital raised in Technology Lending, driven by continued fundraising in ORTF II and ORTIC.
•$9.8 billion of debt deployment across all of Direct Lending, as we continue to opportunistically deploy leverage in our BDCs.
•$6.5 billion from the Wellfleet Acquisition.
GP Capital Solutions. Increase in AUM for the nine months ended September 30, 2022 was driven by new capital raised, primarily in Dyal Fund V and related co-investment vehicles, and overall appreciation across all of our major products.
Real Estate. Increase in AUM for the nine months ended September 30, 2022 was driven by new capital raised of $1.0 billion across various products and debt deployed of $1.6 billion, primarily related to Oak Street Real Estate Trust, our recently launched real estate investment trust (“REIT”).
Changes in FPAUM

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$41,409	$26,678	$9,430	$77,517	$24,162	$18,657	$—	$42,819
Acquisition	—	—	—	—	—	—	—	—
New capital raised / deployed	3,595	2,675	1,095	7,365	2,808	1,177	—	3,985
Fee basis change	—	(881)	—	(881)	—	—	—	—
Distributions	(433)	(15)	(220)	(668)	(212)	(115)	—	(327)
Change in value / other	721	—	81	802	482	—	—	482
Ending Balance	$45,292	$28,457	$10,386	$84,135	$27,240	$19,719	$—	$46,959

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$32,029	$21,212	$8,203	$61,444	$20,862	$17,608	$—	$38,470
Acquisition	6,501	—	—	6,501	—	—	—	—
New capital raised / deployed	8,693	6,869	2,293	17,855	5,796	2,460	—	8,256
Fee basis change	—	387	—	387	—	—	—	—
Distributions	(1,092)	(11)	(494)	(1,597)	(571)	(349)	—	(920)
Change in value / other	(839)	—	384	(455)	1,153	—	—	1,153
Ending Balance	$45,292	$28,457	$10,386	$84,135	$27,240	$19,719	$—	$46,959

Direct Lending. Increase in FPAUM for the nine months ended September 30, 2022 was driven by a combination of the Wellfleet Acquisition, continued fundraising and debt deployment as discussed in the AUM section above, partially offset by a change in methodology that reduced FPAUM by approximately $1.5 billion.
GP Capital Solutions. Increase in FPAUM for the nine months ended September 30, 2022 was driven by new capital raised, primarily in Dyal Fund V, and the expiration of certain fee holidays on January 1, 2022. The expiration of the fee holiday drove an increase in FPAUM of $2.2 billion, which was partially offset by a decrease in FPAUM for a step down in fee basis in Dyal Fund I of $0.8 billion and Dyal Fund III of $0.9 billion.
Real Estate. Increase in FPAUM for the nine months ended September 30, 2022 was driven primarily by new capital deployed of $1.5 billion in Oak Street Real Estate Capital Net Lease Property Fund.
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
Direct Lending

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Diversified Lending
ORCC	2016	$15,052	$6,019	$6,019	$2,268	$5,848	$8,116	1.48x	1.35x	12.0%	8.8%
ORCC II (9)	2017	$2,592	$1,355	$1,355	$314	$1,293	$1,607	NM	1.21x	NM	6.5%
ORCC III	2020	$3,543	$1,783	$1,783	$179	$1,794	$1,973	1.11x	1.10x	10.3%	9.4%
ORCIC	2020	$12,560	$4,918	$4,918	$224	$4,706	$4,930	NM	NM	NM	NM

Technology Lending
ORTF	2018	$6,922	$3,220	$3,220	$382	$3,390	$3,772	1.24x	1.17x	12.3%	8.7%

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,907	$1,161	$863	$146	$869	$1,015	1.23x	1.18x	9.3%	7.3%
Owl Rock First Lien Fund Unlevered	2019	$153	$150	$150	$25	$143	$168	1.12x	1.08x	4.8%	3.3%
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
(5)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.

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
(8)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, and all other expenses. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.
(9)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for ORCC II.
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.22x and 1.15x, respectively. The gross and net IRR for the Offshore Levered feeder is 8.9% and 5.8%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
GP Capital Solutions

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$951	$1,284	$1,248	$583	$720	$1,303	1.19x	1.04x	3.6%	0.8%
Dyal Fund II	2014	$2,805	$2,153	$1,846	$502	$2,146	$2,648	1.68x	1.43x	13.9%	9.0%
Dyal Fund III	2015	$8,350	$5,318	$3,246	$2,959	$4,229	$7,188	2.70x	2.21x	31.3%	23.4%
Dyal Fund IV	2018	$13,879	$9,041	$5,119	$2,634	$6,339	$8,973	2.10x	1.75x	93.7%	57.6%
Dyal Fund V	2020	$13,223	$12,452	$1,336	$—	$1,956	$1,956	NM	NM	NM	NM
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
(5)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable.
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
(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product's residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable, and all other expenses. An individual investor's IRR may differ from the reported IRR based on the timing of capital transactions.
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Net Lease (1)
Oak Street Real Estate Capital Fund IV	2017	$1,261	$1,250	$1,250	$1,128	$821	$1,949	1.71x	1.55x	28.1%	22.6%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$6,014	$3,161	$3,161	$270	$3,664	$3,934	1.22x	1.21x	18.7%	17.7%
Oak Street Real Estate Capital Fund V	2020	$3,643	$2,500	$1,267	$341	$1,322	$1,663	NM	NM	NM	NM
Oak Street Asset-Backed Securitization (9)	2020	$3,005	$2,713	$342	$74	$370	$444	NM	NM	NM	NM
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
(5)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable.
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
(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product's residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable, and all other expenses. An individual investor's IRR may differ from the reported IRR based on the timing of capital transactions.
(9)Capital raised for this product includes the par value of notes issued in the securitization. Invested capital, realized proceeds, unrealized and total values relate to the subordinated notes/equity of the securitization.

GAAP Results of Operations Analysis
As a result of the Dyal, Oak Street and Wellfleet Acquisitions, prior period amounts are not comparable to current period amounts or expected future trends. Dyal Capital’s, Oak Street’s and Wellfleet’s results of operations are included from the business combination dates, May 19, 2021, December 29, 2021, and April 1, 2022, respectively.
Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $62,808 and $43,659)	$338,377	$203,750	$134,627
Administrative, transaction and other fees	32,609	44,125	(11,516)
Total Revenues, Net	370,986	247,875	123,111
Expenses
Compensation and benefits	234,745	96,910	137,835
Amortization of intangible assets	65,835	46,191	19,644
General, administrative and other expenses	67,972	28,438	39,534
Total Expenses	368,552	171,539	197,013
Other Income (Loss)
Net losses on investments	(592)	(145)	(447)
Interest expense	(15,027)	(6,112)	(8,915)
Change in TRA liability	3,599	(4,733)	8,332
Change in warrant liability	(2,747)	(27,462)	24,715
Change in earnout liability	(1,760)	(293,122)	291,362
Total Other Income (Loss)	(16,527)	(331,574)	315,047
Loss Before Income Taxes	(14,093)	(255,238)	241,145
Income tax expense (benefit)	(4,085)	(14,391)	10,306
Consolidated and Combined Net Loss	(10,008)	(240,847)	230,839
Net loss attributable to noncontrolling interests	12,068	187,524	(175,456)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$2,060	$(53,323)	$55,383
Revenues, Net
Management Fees. The increase in management fees was primarily driven by increased management fees across the Direct Lending products of $56.7 million, which includes both the accretive impact of the Wellfleet Acquisition that closed in April 2022, as well as continued fundraising and deployment of capital within new and existing Direct Lending products. Management fees also increased $56.8 million in our GP Capital Solutions products, primarily driven by fundraising in Dyal Fund V. Our Real Estate products contributed $21.1 million towards the increase due to the accretive impact of the Oak Street Acquisition that closed in December 2021. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The decrease in administrative, transaction and other fees was driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased due to a $92.4 million increase in equity-based compensation, which was driven by the following: (i) a $47.1 million increase related to acquisitions, driven by the Oak Street and Wellfleet Acquisitions; (ii) a $27.4 million increase related to recurring annual grants to employees, as such amounts were granted for the first time during the fourth quarter of 2021; and (iii) a $17.9 million increase related to one-time grants to employees in connection with the Business Combination, as such grants were made during the fourth quarter of 2021. Additionally, compensation and benefits increased by $16.5 million due to the amortization of cash earnouts, primarily related to the Oak Street Acquisition. The remaining increase was driven by the 73% increase in headcount from September 30, 2021 to September 30, 2022, which is inclusive of the increase in headcount related to the Oak Street Acquisition and Wellfleet Acquisition.

Amortization of Intangible Assets. Amortization of intangible assets increased due to the addition of intangible assets in connection with the Oak Street Acquisition in December 2021 and the Wellfleet Acquisition in April 2022. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by a $33.3 million increase in distribution costs due to increased fundraising.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding.
Change in TRA Liability. The change in the TRA liability for the current year period and prior year period was not material.
Change in Warrant Liability. In August 2022, the Public Warrants were redeemed, see Note 1 for additional information. The change in the warrant liability for the current year period was not material. The change in the warrant liability in the prior year period was driven by the increase in the price of our Class A Shares.
Change in Earnout Liability. There was no material change to the earnout liability for the current year period. The change in the fair value of the earnout liability for the prior year period was primarily due to the increase in our Class A Share price, as such input was a material driver of the valuation of the Earnout Securities carried at fair value.
Income Tax Expense (Benefit)
Prior to the Business Combination, our income was generally subject to New York City Unincorporated Business Tax (“UBT”), as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. For the period, the income tax benefit decreased due to higher pre-tax income as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net income due to the drivers discussed above. The Common Units represent an approximately 69% interest in the Blue Owl Operating Group during the third quarter of 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $155,893 and 108,646)	$870,334	$440,598	$429,736
Administrative, transaction and other fees	103,875	94,761	9,114
Total Revenues, Net	974,209	535,359	438,850
Expenses
Compensation and benefits	646,755	1,366,459	(719,704)
Amortization of intangible assets	192,246	67,527	124,719
General, administrative and other expenses	165,655	94,818	70,837
Total Expenses	1,004,656	1,528,804	(524,148)
Other Income (Loss)
Net losses on investments	(710)	(145)	(565)
Net losses on retirement of debt	—	(16,145)	16,145
Interest expense	(42,912)	(17,787)	(25,125)
Change in TRA liability	(4,683)	(5,879)	1,196
Change in warrant liability	35,734	(42,762)	78,496
Change in earnout liability	(2,464)	(756,092)	753,628
Total Other Income (Loss)	(15,035)	(838,810)	823,775
Loss Before Income Taxes	(45,482)	(1,832,255)	1,786,773
Income tax expense (benefit)	(3,492)	(43,402)	39,910
Consolidated and Combined Net Loss	(41,990)	(1,788,853)	1,746,863
Net loss attributable to noncontrolling interests	31,109	1,412,600	(1,381,491)
Net Loss Attributable to Blue Owl Capital Inc.	$(10,881)	$(376,253)	$365,372
Revenues, Net
Management Fees. The increase in management fees was primarily driven by increased management fees across the Direct Lending products of $136.4 million, which includes both the accretive impact of the Wellfleet Acquisition, as well as continued fundraising and deployment of capital within new and existing Direct Lending products. Management fees also increased $235.9 million in our GP Capital Solutions products, primarily driven by the accretive impact of the Dyal Acquisition that closed in May 2021, as well as continued fundraising in Dyal Fund V. Our Real Estate products contributed $57.5 million due to the accretive impact of the Oak Street Acquisition. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following: (i) an increase of $15.9 million in administrative fees, driven by a higher level of reimbursable expenses due to growth in our products and business overall; (ii) a $14.4 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs; (iii) partially offset by a $21.1 million decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased due to an $865.0 million decrease in equity-based compensation, which was driven by the following: (i) a $988.7 million decrease related to acquisitions, primarily due to a $1.2 billion charge related to Blue Owl Operating Group Units issued in connection with the Business Combination, with the remaining offsetting increase related to the Oak Street and Wellfleet Acquisitions; (ii) an offsetting $69.2 million increase related to recurring annual grants to employees, as such amounts were granted for the first time during the fourth quarter of 2021; and (iii) an offsetting $54.5 million increase related to one-time grants to employees in connection with the Business Combination, as such grants were made during the fourth quarter of 2021. Additionally, compensation and benefits was impacted by an increase of $48.7 million due to the amortization of cash earnouts, primarily related to the Oak Street Acquisition. The remaining offsetting increase was driven by the increase in headcount, which is inclusive of the increase in headcount related to the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition.

Amortization of Intangible Assets. Amortization of intangible assets increased due to the addition of intangible assets in connection with the Business Combination in May 2021, the Oak Street Acquisition in December 2021 and the Wellfleet Acquisition in April 2022. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by an increase in distribution costs of $54.3 million due to increased fundraising, partially offset by a $14.6 million decrease in professional fees due in part to Business Combination-related expenses that were incurred in the prior year period. The remaining net increase was across various categories, driven by our continued growth.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding.
Change in TRA Liability. The change in the TRA liability for the current year period and prior year period was not material.
Change in Warrant Liability. In August 2022, the Public Warrants were redeemed, see Note 1 for additional information. The change in the warrant liability for the current year period was driven by the decrease in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the increase in the price of our Class A Shares.
Change in Earnout Liability. There was no material change to the earnout liability for the current year period. The change in the fair value of the earnout liability in the prior year period was primarily due to the increase in our Class A Share price, as such input was a material driver of the valuation of the Earnout Securities carried at fair value.
Income Tax Expense (Benefit)
Prior to the Business Combination, our income was generally subject to New York City UBT, as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. For the period, the income tax benefit decreased due to higher pre-tax income as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represented an approximately 70% weighted average economic interest in the Blue Owl Operating Group during the nine months ended September 30, 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant, and related primarily to third-party interests held in certain of our consolidated investment advisor holding companies.
Non-GAAP Analysis
In addition to presenting our consolidated and combined results in accordance with GAAP, we present certain other financial measures that are not presented in accordance with GAAP. Management uses these measures to assess the performance of our business, and we believe that this information enhances the ability of shareholders to analyze our performance from period to period. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our GAAP results, and such measures should not be considered as indicative of our liquidity. Our non-GAAP measures may not be comparable to other similarly titled measures used by other companies. Please see “—Non-GAAP Reconciliations” for reconciliations of these measures to the most comparable measures prepared in accordance with GAAP.

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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; net gains (losses) on investments, changes in TRA liability, earnout and warrant liabilities; net losses on retirement of debt; interest and taxes. In addition, management reviews revenues by reducing GAAP administrative, transaction and other fees for certain expenses related to reimbursements from our products, which are presented gross for GAAP but net for non-GAAP measures. Transaction Expenses are expenses incurred in connection with the Business Combinations and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transaction. Starting in the first quarter of 2022, Transaction Expenses also include expenses paid on behalf of certain products that are expected to be reimbursed in subsequent periods; such amounts were not material to the prior periods presented, and therefore such periods have not been restated for this change.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, realized performance income and related compensation, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, net losses on retirement of debt, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

FRE revenues	$362,973	$235,732	$953,382	$511,042
FRE expenses	(157,610)	(92,405)	(381,451)	(221,460)
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	4,451	(1,469)	6,330	(3,243)
Fee-Related Earnings	$209,814	$141,858	$578,261	$286,339
Distributable Earnings	$191,673	$142,750	$527,801	$268,140
Fee-Related Earnings and Distributable Earnings increased year-over-year as a result of the accretive impact of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition, as well as higher FRE revenues in Direct Lending, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Direct Lending Products
Diversified lending	$126,492	$90,885	$340,853	$251,136
Technology lending	29,905	16,820	76,738	47,404
First lien lending	4,213	4,098	11,867	11,730
Opportunistic lending	2,312	1,166	6,583	2,470
CLOs	6,778	—	13,073	—
Management Fees, Net	169,700	112,969	449,114	312,740
Administrative, transaction and other fees	13,667	31,012	51,536	69,474
FRE Revenues - Direct Lending Products	183,367	143,981	500,650	382,214

GP Capital Solutions Products
GP minority equity investments	153,563	85,426	380,097	121,767
GP debt financing	3,532	6,165	9,990	6,901
Professional sports minority investments	283	160	1,296	160
Management Fees, Net	157,378	91,751	391,383	128,828
Administrative, transaction and other fees	1,159	—	3,898	—
FRE Revenues - GP Capital Solutions Products	158,537	91,751	395,281	128,828

Real Estate Products
Net lease	21,069	—	57,451	—
Management Fees, Net	21,069	—	57,451	—
FRE Revenues - Real Estate Products	21,069	—	57,451	—
Total FRE Revenues	$362,973	$235,732	$953,382	$511,042
For the three months ended September 30, 2022, Direct Lending FRE revenues increased due to both the accretive impact of the Wellfleet Acquisition, as well as continued fundraising and deployment of capital within new and existing Direct Lending products. GP Capital Solutions FRE revenues increased primarily driven the fundraising in Dyal Fund V. Our Real Estate products increased due to the accretive impact of the Oak Street Acquisition. These increases were partially offset by lower administrative, transaction and other fees, driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
For the nine months ended September 30, 2022, Direct Lending FRE revenues increased due to both the accretive impact of the Wellfleet Acquisition, as well as continued fundraising and deployment of capital within new and existing Direct Lending products. GP Capital Solutions FRE revenues increased primarily driven by the accretive impact of the Dyal Acquisition that closed in May 2021, as well as continued fundraising in Dyal Fund V. Our Real Estate products increased due to the accretive impact of the Oak Street Acquisition. These increases were partially offset by lower administrative, transaction and other fees, driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
FRE Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

FRE compensation and benefits	$(98,535)	$(70,664)	$(259,313)	$(171,345)
FRE general, administrative and other expenses	(59,075)	(21,741)	(122,138)	(50,115)
Total FRE Expenses	$(157,610)	$(92,405)	$(381,451)	$(221,460)
For the three months ended September 30, 2022, FRE compensation and benefits expenses increase was driven by the 73% increase in headcount from September 30, 2021 to September 30, 2022, which is inclusive of the increase in headcount related to the Oak Street Acquisition and Wellfleet Acquisition. FRE general, administrative and other expenses increased, primarily driven by an increase of $29.2 million in distribution costs due to increased fundraising.

For the nine months ended September 30, 2022, FRE compensation and benefits expenses increase was driven by the increase in headcount, which is inclusive of the increase in headcount related to the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition. FRE general, administrative and other expenses increased, primarily driven by an increase in distribution costs of $39.6 million due to increased fundraising and the remaining net increase was across various categories, driven by our continued growth.
Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP (Loss) Income Before Income Taxes	$(14,093)	$(255,238)	$(45,482)	$(1,832,255)
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	4,451	(1,469)	6,330	(3,243)
Strategic Revenue-Share Purchase consideration amortization	9,770	970	27,614	970
Equity-based compensation - other	27,381	—	69,200	—
Equity-based compensation - acquisition related	62,831	15,722	185,624	1,174,319
Equity-based compensation - Business Combination grants	17,864	—	54,538	—
Capital-related compensation	972	—	2,652	—
Acquisition-related cash earnout amortization	16,515	—	48,708	—
Amortization of intangible assets	65,835	46,191	192,246	67,527
Transaction Expenses	1,761	4,108	21,796	40,211
Interest expense	15,027	6,112	42,912	17,787
Net losses (gains) on investments	592	145	710	145
Net losses on early retirement of debt	—	—	—	16,145
Change in TRA liability	(3,599)	4,733	4,683	5,879
Change in warrant liability	2,747	27,462	(35,734)	42,762
Change in earnout liability	1,760	293,122	2,464	756,092
Fee-Related Earnings	209,814	141,858	578,261	286,339
Interest expense	(15,033)	(6,112)	(42,912)	(17,787)
Taxes and TRA payments	(3,108)	7,004	(7,548)	(412)
Distributable Earnings	191,673	142,750	527,801	268,140
Interest expense	15,033	6,112	42,912	17,787
Taxes and TRA payments	3,108	(7,004)	7,548	412
Fixed assets depreciation and amortization	235	191	694	456
Adjusted EBITDA	$210,049	$142,049	$578,955	$286,795

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP Revenues	$370,986	$247,875	$974,209	$535,359
Strategic Revenue-Share Purchase consideration amortization	9,770	970	27,614	970
Administrative and other fees	(17,783)	(13,113)	(48,441)	(25,287)
FRE Revenues	$362,973	$235,732	$953,382	$511,042

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP Compensation and Benefits	$234,745	$96,910	$646,755	$1,366,459
Equity-based compensation - other	(27,381)	—	(68,478)	—
Equity-based compensation - acquisition related	(62,831)	(15,722)	(185,624)	(1,174,319)
Equity-based compensation - Business Combination grants	(17,864)	—	(54,538)	—
Capital-related compensation	(973)	—	(2,652)	—
Acquisition-related cash earnout amortization	(16,515)	—	(48,708)	—
Administrative and other expenses	(10,646)	(10,524)	(27,442)	(20,795)
FRE Compensation and Benefits	$98,535	$70,664	$259,313	$171,345

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
GAAP General, Administrative and Other Expenses	$67,972	$28,438	$165,655	$94,818
Transaction Expenses	(1,761)	(4,108)	(21,796)	(40,211)
Equity-based compensation - other	—	—	(722)	—
Administrative and other expenses	(7,136)	(2,589)	(20,999)	(4,492)
FRE General, Administrative and Other Expenses	$59,075	$21,741	$122,138	$50,115
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2022, or that have been issued but that we have not yet adopted, are expected to substantively impact our future trends.
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
We ended the third quarter of 2022 with $39.5 million of cash and cash equivalents and $1.0 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
•Fund debt and equity investment commitments to existing or future products.

Debt Obligations
As of September 30, 2022, our long-term debt obligations consisted of $700.0 million of 2031 Notes, $400.0 million of 2032 Notes and $350.0 million of 2051 Notes. We also had $112.0 million outstanding under our Revolving Credit Facility, which amount was fully repaid subsequent to quarter end. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our shareholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute shareholders. See Note 4 to our Financial Statements in this report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $210.0 million for the quarter ended September 30, 2022. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Share Repurchase Program
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. During the three months ended September 30, 2022, we repurchased 1,021,079 Class A Shares for an aggregate amount of $9.8 million, excluding commission costs, using cash on hand. The Program replaced the previously authorized program, under which program we repurchased 2,000,000 shares during the first quarter of 2022 using cash on hand. Future share repurchases may be funded using cash on hand, which would reduce amounts available for dividends and distributions, or by incurring additional debt.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements in this report, we may in the future be required to make payments under the TRA. As of September 30, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $908.2 million under the TRA. Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
In August 2022 (the “Redemption Date”), we redeemed all outstanding Public Warrants. See Note 1 to our Financial Statements for additional information. The Private Placement Warrants are not redeemable at our option and continue to remain outstanding following the Redemption Date.
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
Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$452,393	$127,370	$325,023
Investing activities	(345,874)	(1,274,108)	928,234
Financing activities	(109,552)	1,273,983	(1,383,535)
Net Change in Cash and Cash Equivalents	$(3,033)	$127,245	$(130,278)
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
Investing Activities. Cash flows from investing activities for 2022 were primarily related to cash consideration paid in connection with the Wellfleet Acquisition. In addition, investment activities also included cash outflows related to office space-related leasehold improvements and investments by us into our products. In 2021, cash flows from investing activities were primarily related to the cash consideration paid in connection with the Dyal Acquisition.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below presents purchases made by or on behalf of Blue Owl Capital Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Class A Shares during each of the indicated periods:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2022 - July 31, 2022	274,792	$9.68	274,792	$147,341
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	746,287	9.51	746,287	140,241
Total	1,021,079		1,021,079

(1)On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) December 31, 2024 or (ii) the purchase of all shares available under the Program.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Quarter Report on Form 10-Q filed on May 5, 2022)
3.2	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of September 30, 2022 and December 31, 2021, (ii) the Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021, (iv) the Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2022	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$39,534	$42,567
Due from related parties	368,057	224,576
Investments (includes $3,664 and $1,311 at fair value and $195,359 and $8,522 of investments in the Company’s products, respectively)	201,211	12,143
Operating lease assets	229,936	86,033
Strategic Revenue-Share Purchase consideration, net	467,708	495,322
Deferred tax assets	733,286	635,624
Intangible assets, net	2,470,085	2,611,411
Goodwill	4,205,159	4,132,245
Other assets, net	77,278	26,477
Total Assets	$8,792,254	$8,266,398
Liabilities
Debt obligations, net	$1,525,967	$1,174,167
Accrued compensation	245,795	155,606
Operating lease liabilities	237,497	88,480
Deferred tax liabilities	41,365	48,962
TRA liability (includes $116,008 and $111,325 at fair value, respectively)	791,990	670,676
Warrant liability, at fair value	7,450	68,798
Earnout liability, at fair value	160,046	143,800
Accounts payable, accrued expenses and other liabilities	147,208	68,339
Total Liabilities	3,157,318	2,418,828
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 441,838,181 and 404,919,411 issued and outstanding, respectively	44	40
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 637,263,151 and 674,766,200 issued and outstanding, respectively	64	67
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,292,736	2,160,934
Accumulated deficit	(638,300)	(497,506)
Total Shareholders’ Equity Attributable to Blue Owl Capital Inc.	1,654,576	1,663,567
Shareholders’ equity attributable to noncontrolling interests	3,980,360	4,184,003
Total Shareholders’ Equity	5,634,936	5,847,570
Total Liabilities and Shareholders’ Equity	$8,792,254	$8,266,398
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Management fees, net (includes Part I Fees of $62,808, $43,659, $155,893 and $108,646, respectively)	$338,377	$203,750	$870,334	$440,598
Administrative, transaction and other fees	32,609	44,125	103,875	94,761
Total Revenues, Net	370,986	247,875	974,209	535,359
Expenses
Compensation and benefits	234,745	96,910	646,755	1,366,459
Amortization of intangible assets	65,835	46,191	192,246	67,527
General, administrative and other expenses	67,972	28,438	165,655	94,818
Total Expenses	368,552	171,539	1,004,656	1,528,804
Other Income (Loss)
Net losses on investments	(592)	(145)	(710)	(145)
Net losses on retirement of debt	—	—	—	(16,145)
Interest expense	(15,027)	(6,112)	(42,912)	(17,787)
Change in TRA liability	3,599	(4,733)	(4,683)	(5,879)
Change in warrant liability	(2,747)	(27,462)	35,734	(42,762)
Change in earnout liability	(1,760)	(293,122)	(2,464)	(756,092)
Total Other Income (Loss)	(16,527)	(331,574)	(15,035)	(838,810)
Loss Before Income Taxes	(14,093)	(255,238)	(45,482)	(1,832,255)
Income tax expense (benefit)	(4,085)	(14,391)	(3,492)	(43,402)
Consolidated and Combined Net Loss	(10,008)	(240,847)	(41,990)	(1,788,853)
Net loss attributable to noncontrolling interests	12,068	187,524	31,109	1,412,600
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$2,060	$(53,323)	$(10,881)	$(376,253)

		Three Months Ended September 30, 2021		May 19, 2021 through September 30, 2021

Net Income (Loss) Attributable to Class A Shares	$2,060	$(53,323)	$(10,881)	$(450,512)
Net Income (Loss) per Class A Share
Basic	$0.00	$(0.16)	$(0.03)	$(1.34)
Diluted	$0.00	$(0.16)	$(0.03)	$(1.36)
Weighted-Average Class A Shares
Basic(1)	441,487,112	338,472,456	427,172,270	335,472,904
Diluted	1,411,812,068	338,472,456	427,172,270	1,281,179,067

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$—	$—	$(507,687)
Distributions	—	—	—	(103,143)
Comprehensive income prior to the Business Combination Date	—	—	—	74,259
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	—	—	—	536,571
Ending Balance	$—	$—	$—	$—

Class A Shares Par Value
Beginning balance	$42	$32	$40	$—
Impact of the Business Combination	—	—	—	32
Share issuance in connection with Strategic Revenue-Share Purchase	—	3	—	3
Settlement of Earnout Securities	—	1	—	1
Class C Shares and Common Units exchanged for Class A Shares	2	—	4	—
Ending Balance	$44	$36	$44	$36

Class C Shares Par Value
Beginning balance	$66	$63	$67	$—
Impact of the Business Combination	—	—	—	63
Settlement of Earnout Securities	—	3	—	3
Class C Shares and Common Units exchanged for Class A Shares	(2)	—	(3)	—
Ending Balance	$64	$66	$64	$66

Class D Shares Par Value
Beginning balance	$32	$29	$32	$—
Impact of the Business Combination	—	—	—	29
Settlement of Earnout Securities	—	2	—	2
Ending Balance	$32	$31	$32	$31

Class E Shares Par Value
Beginning balance	$—	$1	$—	$—
Impact of the Business Combination	—	—	—	1
Ending Balance	$—	$1	$—	$1

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Additional Paid-in Capital
Beginning balance	$2,214,274	$1,496,826	$2,160,934	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	—	—	(138,133)
Cash proceeds from the Business Combination	—	—	—	1,738,478
Offering costs related to the Business Combination	—	(114)	—	(126,423)
Allocation of cash proceeds to warrant liability	—	—	—	(25,128)
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	—	—	—	(83,949)
Deferred taxes recognized in the Business Combination	—	—	—	145,163
Equity classified contingent consideration in connection with Wellfleet Acquisition	969	—	969	—
Deferred taxes on capital transactions	47,135	—	90,125	—
TRA liability on capital transactions	(60,869)	—	(116,634)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	—	(325,222)
Exercise of warrants	25,763	—	25,765	—
Equity-based compensation	662	—	8,402	311,926
Settlement of Earnout Securities	—	114,312	—	114,312
Share issuance in connection with Strategic Revenue-Share Purchase	—	200,434	—	200,434
Withholding taxes on vested RSUs	(207)	—	(600)	—
Class A Share repurchases	(9,729)	—	(33,967)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	74,738	67,582	157,742	67,582
Ending Balance	$2,292,736	$1,879,040	$2,292,736	$1,879,040

Accumulated Deficit
Beginning balance	$(591,727)	$(397,189)	$(497,506)	$—
Cash dividends declared on Class A Shares	(48,633)	(13,100)	(129,913)	(13,100)
Comprehensive income (loss) following the Business Combination	2,060	(53,323)	(10,881)	(450,512)
Ending Balance	$(638,300)	$(463,612)	$(638,300)	$(463,612)
Total Shareholders' Equity Attributable to Blue Owl Capital Inc.	$1,654,576	$1,415,562	$1,654,576	$1,415,562

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,064,351	$3,283,985	$4,184,003	$6,526
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	—	—	(398,438)
Common Units issued as consideration related to the Dyal Acquisition	—	—	—	4,285,359
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	—	—	(491,956)
Allocation to earnout liability for Seller Earnout Units issued in the Business Combination	—	—	—	(160,540)
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	—	325,222
Equity-based compensation	98,334	15,722	272,484	952,918
Settlement of Earnout Securities	—	437,324	—	437,324
Contributions	11,550	3,566	22,311	10,737
Distributions	(106,685)	(47,688)	(308,289)	(49,167)
Withholding taxes on vested RSUs	(384)	—	(1,298)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(74,738)	(71,257)	(157,742)	(71,257)
Comprehensive loss	(12,068)	(187,524)	(31,109)	(1,412,600)
Share issuance in connection with Strategic Revenue-Share Purchase	—	331,903	—	331,903
Ending Balance	$3,980,360	$3,766,031	$3,980,360	$3,766,031
Total Shareholders' Equity	$5,634,936	$5,181,593	$5,634,936	$5,181,593

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Dividends Paid per Class A Share	$0.11	$0.04	$0.31	$0.04
Number of Class A Shares
Beginning balance	420,102,492	320,005,258	404,919,411	—
Impact of the Business Combination	—	—	—	320,005,258
Share issuance in connection with Strategic Revenue-Share Purchase	—	29,701,013	—	29,701,013
Class A Share repurchases	(1,021,079)	—	(3,021,079)	—
Shares delivered on vested RSUs	55,176	—	280,446	—
Settlement of Earnout Securities	—	7,495,432	—	7,495,432
Class C Shares and Common Units exchanged for Class A Shares	20,545,438	—	37,503,049	—
Exercise of warrants	2,156,154	—	2,156,354	—
Ending Balance	441,838,181	357,201,703	441,838,181	357,201,703

Number of Class C Shares
Beginning balance	657,808,589	628,380,707	674,766,200	—
Impact of the Business Combination	—	—	—	628,380,707
Settlement of Earnout Securities	—	30,266,653	—	30,266,653
Class C Shares and Common Units exchanged for Class A Shares	(20,545,438)	—	(37,503,049)	—
Ending Balance	637,263,151	658,647,360	637,263,151	658,647,360

Number of Class D Shares
Beginning balance	319,132,127	294,656,373	319,132,127	—
Impact of the Business Combination	—	—	—	294,656,373
Settlement of Earnout Securities	—	12,237,877	—	12,237,877
Ending Balance	319,132,127	306,894,250	319,132,127	306,894,250

Number of Class E Shares
Beginning balance	—	14,990,864	—	—
Impact of the Business Combination	—	—	—	14,990,864
Settlement of Earnout Securities	—	(7,495,432)	—	(7,495,432)
Ending Balance	—	7,495,432	—	7,495,432
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Consolidated and combined net loss	$(41,990)	$(1,788,853)
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities:
Amortization of intangible assets	192,246	67,527
Equity-based compensation	309,362	1,174,319
Depreciation and amortization of fixed assets	694	456
Amortization of debt discounts and deferred financing costs	3,268	1,125
Amortization of investment discounts and premiums	6	451
Non-cash lease expense	5,114	625
Net losses on retirement of debt	—	16,145
Net gains on investments, net of dividends	710	185
Change in TRA liability	4,683	5,879
Change in warrant liability	(35,734)	42,762
Change in earnout liability	2,464	756,092
Deferred income taxes	(15,174)	(43,793)
Changes in operating assets and liabilities:
Due from related parties	(138,170)	(78,209)
Strategic Revenue-Share Purchase consideration	27,614	(49,563)
Other assets, net	(3,070)	(8,480)
Accrued compensation	61,713	48,685
Accounts payable, accrued expenses and other liabilities	78,657	(17,983)
Net Cash Provided by Operating Activities	452,393	127,370
Cash Flows from Investing Activities
Purchases of fixed assets	(41,635)	(2,043)
Purchases of investments	(192,812)	(304,221)
Proceeds from investment sales and maturities	3,027	5,613
Cash consideration paid for acquisitions, net of cash consideration received	(114,454)	(973,457)
Net Cash Used in Investing Activities	(345,874)	(1,274,108)
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	—	1,738,603
Offering costs related to the Business Combination	—	(126,423)
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	(491,956)
Proceeds from debt obligations	583,060	896,008
Debt issuance costs	(8,536)	(9,862)
Repayments of debt obligations, including retirement costs	(229,000)	(577,713)
Withholding taxes on vested RSUs	(1,898)	—
Dividends paid on Class A Shares	(129,913)	(13,100)
Proceeds from exercise of warrants	151	—
Class A Share repurchases	(33,967)	—
Distributions to members prior to the Business Combination	—	(103,144)
Contributions from noncontrolling interests	18,840	10,737
Distributions to noncontrolling interests	(308,289)	(49,167)
Net Cash (Used in) Provided by Financing Activities	(109,552)	1,273,983
Net (Decrease) Increase in Cash and Cash Equivalents	(3,033)	127,245
Cash and cash equivalents, beginning of period	42,567	11,630
Cash and Cash Equivalents, End of Period	$39,534	$138,875
Supplemental Information
Cash paid for interest	$28,113	$13,822
Cash paid for income taxes	$4,620	$4,355
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
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Holdings”) and Blue Owl Capital Carry LP (“Blue Owl Carry”). Blue Owl Holdings and Blue Owl Carry are referred to, collectively, as the “Blue Owl Operating Partnerships,” and collectively with their consolidated subsidiaries, as the “Blue Owl Operating Group.” The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC (collectively, “Blue Owl GP”), which are directly or indirectly wholly owned subsidiaries of the Registrant.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Registrant’s Capital Structure
As of September 30, 2022, the Registrant had the following instruments outstanding:
•Class A Shares—Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of September 30, 2022, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
•Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Shareholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of September 30, 2022, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through September 30, 2022. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
•Warrants—In connection with the Business Combination, the Company issued warrants to purchase Class A Shares at a price of $11.50 per share. A portion of the outstanding warrants are held by the sponsor of Altimar (“Private Placement Warrants”) and the remaining warrants were held by other third-party investors (“Public Warrants”). The Private Placement Warrants will expire five years from the Business Combination Date. In August 2022, the Company redeemed all outstanding Public Warrants, as further discussed below.
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of September 30, 2022:

September 30, 2022
Class A Shares	441,838,181
Class C Shares	637,263,151
Class D Shares	319,132,127
RSUs	21,458,757
Private Placement Warrants	5,000,000
Share Repurchases, RSUs Withheld for Tax Withholding and Warrants Redeemed
On May 4, 2022, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. The Program replaced the previously authorized program (collectively, the “Programs”) under which the Company repurchased 2,000,000 shares during the first quarter of 2022.
Pursuant to the terms of the Company’s RSU awards, upon the vesting of RSUs to employees, the Company net settles awards to satisfy employee tax withholding obligations. In such instances, the Company cancels a number of RSUs equivalent in value to the amount of tax withholding payments that the Company is making on behalf of employees out of available cash.
During the third quarter of 2022, of the 9,159,048 Public Warrants that were outstanding on July 18, 2022, approximately 14,553 were exercised for cash at an exercise price of $11.50 per Class A Share in exchange for an aggregate of 14,553 Class A Shares and 8,961,029 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 2,141,601 Class A Shares. The remaining 183,466 Public Warrants were redeemed for $0.10 per warrant. Total cash proceeds generated from exercises of the Public Warrants during the three months ended September 30, 2022 were $0.2 million.
The following table presents share repurchase activity, RSUs withheld to satisfy tax withholding obligations and warrants cancelled in connection with the Public Warrants redemption during each of the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of shares purchased pursuant to the Programs	1,021,079	—	3,021,079	—
Number of RSUs withheld to satisfy tax withholding obligations	45,668	—	152,838	—
Number of warrants cancelled upon redemption, net of shares issued	7,002,894	—	7,002,894	—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Blue Owl Operating Partnerships’ Capital Structure
As of September 30, 2022, the Blue Owl Operating Partnerships had outstanding the following instruments, which are collectively referred to as “Blue Owl Operating Group Units”:
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
The following table presents the number of Blue Owl Operating Group Units that were outstanding as of September 30, 2022:

Units	September 30, 2022
GP Units	441,838,181
Common Units	956,395,278
Incentive Units	26,907,252
Acquisitions-Related Earnouts

Units	September 30, 2022
Oak Street Earnout Units	26,074,330
Wellfleet Earnout Shares	940,668
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
During the third quarter of 2022, the Company began presenting investments separately on its consolidated and combined statements of financial condition. Prior period amounts have been reclassified to conform to the current period presentation.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered to be variable interests. The Company factors in all economic interests, including proportionate interests held through related parties, to determine if fees are variable interests. The Company’s interests in the products it manages are primarily in the form of management fees, realized performance income, and insignificant direct or indirect equity interests, and therefore does not have variable interests in such entities.
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
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company holds the majority of its cash balances with a single financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits, which exposes the Company to a certain degree of credit risk concentration.
Investments
Equity investments in the Company’s products are accounted for using the equity-method of accounting, whereby the Company recognizes its share of income in current-period earnings. Distributions, when received on these investments, generally reduce the carrying value of such investments.
Investments in loans are accounted for at amortized cost, net of an allowance for current expected credit losses. The estimate of expected credit losses considers current conditions and reasonable and supportable forecasts. As of September 30, 2022 and December 31, 2021, the estimates of current expected credit losses were not material.
For certain investments in debt securities, the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Realized and changes in unrealized gains (losses) on investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. See Note 9 for additional information.
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
Fixed Assets
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included within other assets, net in the Company’s consolidated and combined statements of financial condition. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three to seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Prior to the redemption of the Public Warrants in August 2022, the Public Warrants included a provision that, in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding Class A Shares, all holders of the warrants would be entitled to receive cash for their warrants. Such an event would not constitute a change in control because the Class A Shares do not represent a majority of the Registrant’s voting shares. Accordingly, the Public Warrants were also precluded from being classified within equity and were accounted for as derivative liabilities. This provision also applies to the Private Placement Warrants.
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
The Company accounts for forfeitures on equity-based compensation arrangements as they occur. The Company recognizes deferred income tax benefits throughout the service period, based on the grant date fair value. Any tax deduction shortfall or windfall due to the difference between grant date fair value and the ultimate deduction taken for tax purposes is recognized at the time of settlement. Expenses related to equity-based grants to employees are included within compensation and benefits in the consolidated and combined statements of operations.
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
(3)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $111.5 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements, investor relationships and trademarks had a weighted-average amortization period from the date of acquisition of 4.7 years, 8.5 years and 7.0 years, respectively.
Wellfleet’s results are included in the Company’s consolidated results starting from the date the acquisition closed, April 1, 2022. For the three and nine months ended September 30, 2022, the Company’s consolidated results included $6.8 million and $13.1 million, respectively, of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Wellfleet Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $3.7 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations.

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

(dollars in thousands)
Wellfleet Earnouts	Trigger Date	Cash	# of Shares
Contingent consideration:
First Wellfleet Earnout	4/1/2023	$5,000	26,131
Second Wellfleet Earnout	4/1/2024	5,000	26,131
Third Wellfleet Earnout	4/1/2025	5,000	26,131

Compensation:
First Wellfleet Earnout	4/1/2023		287,425
Second Wellfleet Earnout	4/1/2024		287,425
Third Wellfleet Earnout	4/1/2025		287,425
Total		$15,000	940,668
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	September 30, 2022	December 31, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of September 30, 2022
Investment management agreements	$2,222,320	$2,183,200	0.1	-	20.0	14.0 years
Investor relationships	459,500	448,800	5.8	-	13.0	11.0 years
Trademarks	94,400	93,300	7.0	-	7.0	7.0 years
Total Intangible Assets	2,776,220	2,725,300
Less: accumulated amortization	(306,135)	(113,889)
Total Intangible Assets, Net	$2,470,085	$2,611,411
The following table presents expected future amortization of finite-lived intangible assets as of September 30, 2022:

(dollars in thousands)
Period	Amortization
October 1, 2022 to December 31, 2022	$64,729
2023	238,236
2024	237,542
2025	233,302
2026	219,053
Thereafter	1,477,223
Total	$2,470,085

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Pro Forma Financial Information
Unaudited pro forma revenues were $338.4 million and $220.8 million for the three months ended September 30, 2022 and 2021, respectively, and $874.9 million and $491.6 million for the nine months ended September 30, 2022 and 2021, respectively. Unaudited pro forma net income (loss) allocated to Class A Shareholders was $4.1 million and $(61.2) million for the three months ended September 30, 2022 and 2021, respectively, and $(9.0) million and $(400.7) million for the nine months ended September 30, 2022 and 2021, respectively. This proforma financial information was computed by combining the historical financial information of the Company, including Owl Rock and Altimar for periods prior to the Business Combination, and Dyal Capital and Oak Street as though these acquisitions were consummated on January 1, 2020, and as if the Wellfleet Acquisition was consummated on January 1, 2021. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. DEBT OBLIGATIONS, NET
The table below summarizes outstanding debt obligations of the Company:

	September 30, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,034
2032 Notes	2/15/2032	400,000	400,000	—	391,576
2051 Notes	10/7/2051	350,000	350,000	—	337,357
Revolving Credit Facility	6/15/2027	1,115,000	112,000	997,876	112,000
Total		$2,565,000	$1,562,000	$997,876	$1,525,967

	December 31, 2021
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,154
2051 Notes	10/7/2051	350,000	350,000	—	337,013
Revolving Credit Facility	12/7/2024	640,000	153,000	487,000	153,000
Total		$1,690,000	$1,203,000	$487,000	$1,174,167
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
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended on June 15, 2022, with a total borrowing capacity of $1.1 billion and a maturity date of June 15, 2027. Borrowings under the Revolving Credit Facility may be used to finance working capital needs and general corporate purposes. The amount borrowed under the Revolving Credit Facility as of September 30, 2022 was fully repaid subsequent to quarter end.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, or (b) the greater of (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% and (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.125% to 0.375% of the daily amount of available revolving commitment. The average borrowing rates for borrowings made under the Company’s Revolving Credit Facility and prior revolving credit facilities were 3.85% and 1.34% for the nine months ended September 30, 2022 and 2021, respectively.
The Revolving Credit Facility contains customary events of defaults, as well as a financial covenant generally providing for a maximum net leverage ratio of 3.5 to 1. The net leverage ratio is generally calculated as the ratio of total consolidated debt less unrestricted cash and cash equivalents (up to $500.0 million) to the trailing 12-month consolidated EBITDA (each as defined in the agreement). The Revolving Credit Facility also requires the Company to maintain a minimum level of fee-paying assets under management of at least $50.5 billion as of September 30, 2022, plus 70% of any new fee-paying assets under management as a result of any future acquisitions.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$4,795	$2,181	$11,907	$4,809
Short term lease cost	513	117	1,319	166
Net Lease Cost	$5,308	$2,298	$13,226	$4,975

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Lease Cash Flow Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,078	$1,390	$8,112	$4,184

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$149,365	$10,841	$153,638	$56,909

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	13.2 years	10.2 years

Weighted-average discount rate:
Operating leases	4.0%	3.1%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2022 to December 31, 2022	$590
2023	10,936
2024	6,152
2025	25,642
2026	26,626
Thereafter	256,184
Total Lease Payments	326,130
Imputed interest	(88,633)
Total Lease Liabilities	$237,497

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Direct Lending Products
Diversified lending	$126,492	$90,885	$340,853	$251,136
Technology lending	29,905	16,820	76,738	47,404
First lien lending	4,213	4,098	11,867	11,730
Opportunistic lending	2,312	1,166	6,583	2,470
CLOs	6,778	—	13,073	—
Management Fees, Net	169,700	112,969	449,114	312,740
Administrative, transaction and other fees	25,666	37,434	86,541	85,280
Total GAAP Revenues - Direct Lending Products	195,366	150,403	535,655	398,020

GP Capital Solutions Products
GP minority equity investments	153,563	85,426	380,097	121,767
GP debt financing	3,532	6,165	9,990	6,901
Professional sports minority investments	283	160	1,296	160
Strategic Revenue-Share Purchase consideration amortization	(9,770)	(970)	(27,614)	(970)
Management Fees, Net	147,608	90,781	363,769	127,858
Administrative, transaction and other fees	5,818	6,691	16,209	9,481
Total GAAP Revenues - GP Capital Solutions Products	153,426	97,472	379,978	137,339

Real Estate Products
Net lease	21,069	—	57,451	—
Management Fees, Net	21,069	—	57,451	—
Administrative, transaction and other fees	1,125	—	1,125	—
Total GAAP Revenues - Real Estate Products	22,194	—	58,576	—
Total GAAP Revenues	$370,986	$247,875	$974,209	$535,359

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

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Management Fees Receivable
Beginning balance	$168,057	$78,586
Ending balance	$261,166	$132,867

Administrative, Transaction and Other Fees Receivable
Beginning balance	$19,535	$9,876
Ending balance	$35,361	$16,376

Realized Performance Income Receivable
Beginning balance	$10,496	$—
Ending balance	$—	$—

Unearned Management Fees
Beginning balance	$10,299	$11,846
Ending balance	$9,913	$10,702
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

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Beginning Balance	$495,322	$—
Amortization	(27,614)	—
Ending Balance	$467,708	$—
7. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2022	December 31, 2021
Fixed assets, net:
Leasehold improvements	$46,697	$6,692
Furniture and fixtures	1,639	1,631
Computer hardware and software	3,590	1,968
Accumulated depreciation and amortization	(3,034)	(2,340)
Fixed assets, net	48,892	7,951
Prepaid expenses	6,564	8,496
Other assets	21,822	10,030
Total	$77,278	$26,477

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 45,857,254 remain available as of September 30, 2022. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
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
The table below presents information regarding equity-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Acquisition related
Common Units issued in connection with the Business Combination	$—	$—	$—	$1,121,139
Seller Earnout Units issued in connection with the Business Combination	—	15,722	—	53,180
Oak Street Earnout Units	62,002	—	183,984	—
Wellfleet Earnout Shares	829	—	1,640	—
Total acquisition related	62,831	15,722	185,624	1,174,319
Incentive Units	36,912	—	98,238	—
RSUs	8,333	—	25,500	—
Equity-Based Compensation Expense	$108,076	$15,722	$309,362	$1,174,319
Corresponding tax benefit	$152	$—	$456	$—

Fair value of RSUs settled in Class A Shares	$715	$—	$3,474	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$590	$—	$1,897	$—
The table below presents activity related to the Company’s unvested equity-based compensation awards for the nine months ended September 30, 2022.

	Incentive Units		RSUs		Oak Street Earnout Units		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted Average Grant Date Fair Value Per Unit
December 31, 2021	23,080,845	$13.87	10,118,104	$13.84	26,074,330	$12.53	—	$—
Granted	3,789,937	10.33	1,384,889	10.71	—	—	862,275	11.44
Vested	(1,962,310)	11.06	(357,196)	14.17	—	—	—	—
Forfeited	(127,058)	12.69	(552,291)	13.81	—	—	—	—
September 30, 2022	24,781,414	$13.56	10,593,506	$13.42	26,074,330	$12.53	862,275	$11.44

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a 14% - 18% discount for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. As of September 30, 2022, unamortized expense related to Incentive Units was $269.1 million, with a weighted-average amortization period of 3.9 years.
RSUs
The grant date fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a 14% discount for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. As of September 30, 2022, unamortized expense related to RSUs was $84.8 million, with a weighted-average amortization period of 3.1 years.
Oak Street Earnout Units
The grant date fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2.0 years. As of September 30, 2022, unamortized expense related to the Oak Street Earnout Units was $142.6 million, with a weighted average amortization period of 1.0 years.
Wellfleet Earnout Shares
The grant date fair value of the Wellfleet Earnout Shares treated as compensation was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period. As of September 30, 2022, unamortized expense related to the Wellfleet Earnout Shares was $8.2 million, with a weighted-average amortization period of 2.5 years.
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	September 30, 2022	December 31, 2021
Loans, at amortized cost (includes $150,000 and $— of investments in the Company’s products, respectively)	$152,188	$2,310
Equity investments in the Company’s products, equity method	45,359	8,522
Investments in the Company's CLOs, at fair value	3,664	—
Corporate bonds, at fair value	—	1,311
Total	$201,211	$12,143
Fair Value Measurements Categorized within the Fair Value Hierarchy
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company and the products it manages hold a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgement and estimation go into the assumptions that drive the fair value of these assets and liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, prices from third parties (including independent pricing services and relevant broker quotes), models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable. Due to the inherent uncertainty of valuations of assets and liabilities that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

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
The table below summarizes the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2022:

	September 30, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
CLOs	$—	$—	$3,664	$3,664
Total Assets, at Fair Value	$—	$—	$3,664	$3,664

Liabilities, at Fair Value
TRA liability	$—	$—	$116,008	$116,008
Warrant liability	—	—	7,450	7,450
Earnout liability	—	—	160,046	160,046
Total Liabilities, at Fair Value	$—	$—	$283,504	$283,504

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
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2022:

	Level III Assets and Liabilities
(dollars in thousands)	Investment in CLOs	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$119,607	$11,100	$159,255	$289,962
Acquisitions	3,738	—	—	(969)	2,769
Net (gains) losses	(74)	(3,599)	(3,650)	1,760	(5,563)
Ending Balance	$3,664	$116,008	$7,450	$160,046	$287,168
Change in net unrealized losses on liabilities still recognized at the reporting date	$(74)	$(3,599)	$(3,650)	$1,760	$(5,563)
The following table sets forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2022:

	Level III Assets and Liabilities
(dollars in thousands)	Investment in CLOs	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$111,325	$25,750	$143,800	$280,875
Acquisitions	3,738	—	—	13,782	17,520
Net losses (gains)	(74)	4,683	(18,300)	2,464	(11,227)
Ending Balance	$3,664	$116,008	$7,450	$160,046	$287,168
Change in net unrealized losses on liabilities still recognized at the reporting date	$(74)	$4,683	$(18,300)	$2,464	$(11,227)

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
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
CLOs
The fair value of CLOs are determined using independent pricing services. The Company performs analytical procedures over these valuations and compares such valuations to other vendors’ pricing, as applicable.
Corporate Bonds
The fair value of corporate bonds are estimated based on quoted prices in markets that are not active, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified as Level II. The Company obtains prices from independent pricing services that generally utilize broker quotes and may use various other pricing techniques, which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Warrant Liability
The Company uses a Monte Carlo simulation model to value the Private Placement Warrants. The Company estimates the volatility of its Class A Shares based on the volatility implied by our peer group. The risk-free interest rate is based on U.S. Treasuries for a maturity similar to the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The Public Warrants were traded on the NYSE and were stated at the last reported sales price without any valuation adjustments, and therefore were classified as Level I.
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2022:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

TRA liability	$116,008	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	7,450	Monte Carlo Simulation	Volatility	37%	-	37%	37%	Increase
Earnout liability:
Oak Street Earnouts	146,293	Monte Carlo Simulation	Revenue Volatility	63%	-	63%	63%	Increase
			Discount Rate	17%		17%	17%	Decrease
Wellfleet Earnouts	13,753	Discounted cash flow	Discount Rate	4%	-	4%	4%	Decrease
	160,046

Total Liabilities, at Fair Value	$283,504

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

TRA liability	$111,325	Discounted cash flow	Discount rate	10%	-	10%	10%	Decrease
Warrant liability	25,750	Monte Carlo simulation	Volatility	26%	-	26%	26%	Increase
Earnout liability:
Oak Street Earnouts	143,800	Monte Carlo simulation	Revenue volatility	38%	-	38%	38%	Increase
			Discount rate	15%	-	15%	15%	Decrease
Total Liabilities, at Fair Value	$280,875
Fair Value of Other Financial Instruments
As of September 30, 2022, the fair value of the Company’s debt obligations was approximately $1.1 billion compared to a carrying value of $1.5 billion, and such fair value measurements are categorized as Level II within the fair value hierarchy. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of September 30, 2022, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2021, management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values, and such fair value measurements for the other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.
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
The Company had an effective tax rate of 29.0% and 7.7% for the three and nine months ended September 30, 2022, respectively, and 5.6% and 2.4% for the three and nine months ended September 30, 2021, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes. Prior to the Business Combination, the Company was not generally subject to U.S. federal and state and local corporate-level income taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2022, the Company has not recorded any valuation allowances.
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
The table below presents management’s estimate as of September 30, 2022, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2022 to December 31, 2022	$—
2023	39,503
2024	54,955
2025	69,170
2026	54,617
Thereafter	689,970
Total Payments	908,215
Less adjustment to fair value for contingent consideration	(116,225)
Total TRA Liability	$791,990

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Unfunded Product Commitments
As of September 30, 2022, the Company had unfunded investment commitments to its products of $34.8 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of September 30, 2022, the Company has not had prior claims or losses pursuant to these arrangements.
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

(dollars in thousands)	September 30, 2022	December 31, 2021
Management fees	$261,166	$168,057
Realized performance income	—	10,496
Administrative fees and other expenses paid on behalf of the Company’s products and other related parties	106,891	46,023
Due from Related Parties	$368,057	$224,576
Reimbursements from the Company’s Products
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $14.3 million and $37.6 million during the three and nine months ended September 30, 2022, respectively, and $11.4 million and $21.7 million for the three and nine months ended September 30, 2021, respectively.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $5.9 million and $18.4 million during the three and nine months ended September 30, 2022, respectively, and $2.0 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party brokers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $0.8 million and $13.5 million for the three and nine months ended September 30, 2022, respectively, and $(4.1) million and $(1.1) million for the three and nine months ended September 30, 2021, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, $0.1 million and $0.3 million for the three and nine months ended September 30, 2021.
Promissory Note
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. The promissory note bears interest at SOFR plus 2.0%, subject to change based on credit rating and leverage ratio. As of September 30, 2022, $150.0 million was outstanding under the promissory note and the Company recorded $0.7 million of interest income for the three and nine months ended September 30, 2022. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the Company. As of November 1, 2022, the amount outstanding under the promissory note was $250.0 million.

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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,752,588 and 10,839,982 for the three and nine months ended September 30, 2022, respectively, and 9,050,000 for the three months ended September 30, 2021 and the period from May 19, 2021 to September 30, 2021.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)As of September 30, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2022. However, had the end of the reporting period also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.
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
(5)As of September 30, 2022, the Oak Street Triggering Events with respect to the Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2022. Additionally, had the end of the reporting period also been the end of the contingency period for the Oak Street Earnout Units, the Oak Street Triggering Events would not yet have occurred, and therefore the Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2022.
(6)As of September 30, 2021, the Class E Triggering Events with respect to the Series E-2 Earnout Securities had not occurred, and therefore such securities have not been included in the calculation of basic earnings (loss) per share for the three months ended September 30, 2021 and the period from May 19, 2021 to September 30, 2021. Additionally, had the end of the reporting period also been the end of the contingency period for the Earnout Securities, the Class E Triggering Events with respect to the Series E-2 Earnout Securities would not yet have occurred, and therefore such Earnout Securities have not been included in the calculation of diluted earnings (loss) per share for the for the three months ended September 30, 2021and the period from May 19, 2021 to September 30, 2021.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

Three Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Income Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$2,060	441,487,112	$0.00
Effect of dilutive securities:
Unvested RSUs	—	2,757,915		—
Warrants	—	—		8,610,237
Compensation-classified Wellfleet Earnout Shares	—	84,672		—
Contingent consideration-classified Wellfleet Earnout Shares	—	78,393		—
Vested Common Units	(8,600)	967,403,976		—
Vested Incentive Units	—	—		1,706,416
Unvested Incentive Units	—	—		24,830,502
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(6,540)	1,411,812,068	$0.00

Nine Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(10,881)	427,172,270	$(0.03)
Effect of dilutive securities:
Unvested RSUs	—	—		10,772,062
Warrants	—	—		12,289,159
Compensation-classified Wellfleet Earnout Shares	—	—		578,009
Contingent consideration-classified Wellfleet Earnout Shares	—	—		52,549
Vested Common Units	—	—		981,549,708
Vested Incentive Units	—	—		925,932
Unvested Incentive Units	—	—		24,708,247
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(10,881)	427,172,270	$(0.03)

Three Months Ended September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(53,323)	338,472,456	$(0.16)
Effect of dilutive securities:
Common Units	—	—		956,301,495
Warrants	—	—		14,159,381
Earnout Securities	—	—		49,999,962
Diluted	$(53,323)	338,472,456	$(0.16)

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements (Unaudited)

For the Period from May 19, 2021 to September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(450,512)	335,472,904	$(1.34)
Effect of dilutive securities:
Common Units	(1,292,764)	945,706,163		—
Warrants	—	—		14,159,381
Earnout Securities	—	—		49,999,962
Diluted	$(1,743,276)	1,281,179,067	$(1.36)
For periods prior to the Business Combination, earnings per share results in values that would not be meaningful to the users of the consolidated and combined financial statements, as the Company’s capital structure completely changed as a result of the Business Combination. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination.
14. SUBSEQUENT EVENTS
Dividend
On November 4, 2022, the Company announced a cash dividend of $0.12 per Class A Share. The dividend is payable on November 30, 2022, to holders of record as of the close of business on November 21, 2022.
Share Repurchase
In October 2022, the Company repurchased 3,237,584 shares under the Program for an aggregate amount of $29.7 million, excluding commission costs.