Form 10-K
period 2022-12-31
BLUE OWL CAPITAL INC.
filed 2023-02-27
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2022, was approximately $4.2 billion. As of February 22, 2023, there were 445,556,284 of the registrant’s shares of Class A common stock outstanding, 642,439,670 shares of the registrant’s Class C common stock outstanding and 319,132,127 of the registrant’s Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of
December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock
Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and
Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

CLOs	Refers to collateralized loan obligations.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending, and also includes our CLOs.

Dyal Capital	Refers to the Dyal Capital Partners business that was acquired from Neuberger Berman Group LLC in connection with the Business Combination.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Direct Lending products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

our funds or our products	Refers to the products that we manage, including our BDCs, private funds, CLOs and managed accounts.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through two existing investment strategies: GP minority equity investments and GP debt financing, and also include our professional sports minority investment strategy.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Oak Street Real Estate Capital, LLC that was acquired on December 29, 2021.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Capital Solution products invest.

Permanent Capital
Refers to AUM in products that do not have ordinary redemption provisions or a requirement to exit investments and return the proceeds to investors after a prescribed period of time. Some of these products, however, may be required or can elect to return all or a portion of capital gains and investment income, and some may have periodic tender offers or redemptions that are subject to approval. Permanent capital includes certain products that are subject to management fee step downs or roll-offs or both over time.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate products, which primarily focus on providing investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk through a unique net lease strategy.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

Wellfleet	Refers to the Wellfleet Credit Partners LLC business that was acquired in the Wellfleet Acquisition.
Wellfleet Acquisition	Refers to the acquisition of Wellfleet completed on April 1, 2022.

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
Also posted on our website in the “Investor Resources—Governance” section is the charter for our Audit Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers and employees. Information on or accessible through our website is not a part of or incorporated into this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Blue Owl Capital Inc., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
No statements herein, available on our website or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any fund.

PART I
Item 1. Business.
Blue Owl is a global alternative asset manager with $138.2 billion in AUM as of December 31, 2022. Anchored by a strong Permanent Capital base, the firm deploys private capital across Direct Lending, GP Capital Solutions and Real Estate strategies on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. Blue Owl employs over 545 people across 10 offices globally.
Blue Owl was formed in May 2021 through the combination of Owl Rock, a leader in direct lending solutions, and Dyal Capital, a leading capital solutions provider to large private capital managers, at which time these businesses merged with and into Altimar Acquisition Corporation, a blank check, special purpose acquisition company (“Altimar”). In December 2021, we acquired Oak Street, which expanded our offerings to include real estate-focused products. In April 2022, we acquired Wellfleet, which expanded our reach in the broadly syndicated leveraged loans market, including CLO product offerings.
Our breadth of offerings and Permanent Capital base enable us to offer a differentiated, holistic platform of capital solutions to middle market companies, large alternative asset managers and corporate real estate owners and tenants. We provide these solutions through our Permanent Capital vehicles and long-dated private funds, that we believe provide our business with a high degree of earnings stability and predictability. Our Permanent Capital vehicles are products that do not have ordinary redemption provisions or a requirement to exit investments after a prescribed period of time to return invested capital to investors, except as required by applicable law or pursuant to redemption requests that can only be made after significant lock-up periods. For the year ended December 31, 2022, approximately 93% of our management fees were earned from Permanent Capital vehicles.
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
Our management takes a one-firm approach when making operating decisions and determining how to allocate resources. As a result, we currently operate as a single reportable segment. Management regularly reviews our revenues by product line and our expenses by type at the total firm level, and therefore we have presented details of our operating results throughout this report consistent with how management reviews our results.
Our revenues are generated primarily from the investment advisory and management agreements we have with our products. See Note 2 to our Financial Statements for a detailed description of how we earn our revenues. Management’s Discussion and Analysis of Financial Condition and Results of Operations presents additional information on our revenues and operating results, as well as historical AUM and performance information for certain of our products; such information should be read in conjunction with this description of our business.
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
Our products are generally structured as BDCs, real estate investment trusts (“REIT”) and private investment funds that aggregate capital from investors. As the investment manager of our products, we invest that capital with the goal of generating attractive, risk-based returns for the investors in our products. In many of our products, we may use leverage to increase the size of the investments our products are able to make. We generally earn management fees on the amount of FPAUM that we manage; therefore, the growth and success of our product offerings is paramount to our success as an alternative asset manager.

Our products create a robust foundation for our holistic platform. We believe the success and growth in our business since inception has been driven by a singular, dedicated focus on providing capital solutions and the differentiating competitive features of our platform.

Blue Owl AUM: $138.2 billion FPAUM: $88.8 billion

Direct Lending Products AUM: $68.6 billion FPAUM: $49.0 billion	GP Capital Solutions Products AUM: $48.5 billion FPAUM: $28.8 billion	Real Estate Products AUM: $21.1 billion FPAUM: $11.0 billion

Diversified Lending Commenced 2016 AUM: $39.6 billion FPAUM: $25.4 billion	GP Minority Equity Commenced 2010 AUM: $46.6 billion FPAUM: $27.8 billion	Net Lease Commenced 2009 AUM: $21.1 billion FPAUM: $11.0 billion
Technology Lending Commenced 2018 AUM: $16.0 billion FPAUM: $12.1 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.8 billion
First Lien Lending Commenced 2018 AUM: $3.3 billion FPAUM: $2.7 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.3 billion FPAUM: $0.1 billion
Opportunistic Lending Commenced 2020 AUM: $2.3 billion FPAUM: $1.5 billion
CLOs Commenced 2022 AUM: $7.4 billion FPAUM: $7.3 billion
Direct Lending
Our Direct Lending products offer private financing solutions to middle-market companies seeking capital solutions. We believe our breadth of offerings establishes us as the lending partner of choice for private-equity sponsored companies, as well as non-sponsored borrowers. We aim to lend capital to sizable, defensive businesses operating in recession-resistant industries or non-cyclical end markets. Since the launch of our flagship institutional product, ORCC, we have continued to prudently expand our offerings, focusing on adjacent strategies that are both additive and complementary to our existing product base. Our Direct Lending products are generally offered through a mix of BDCs, long-dated private funds, managed accounts and CLOs across the following investment strategies:
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
•Technology Lending: Our technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a common equity of companies in which our products invest (which we refer to as “portfolio companies”). Our technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors. Our technology lending strategy is primarily offered to investors through our technology-focused BDCs.
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
•CLOs: Our CLO strategy seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans.
GP Capital Solutions
Our GP Capital Solutions products position us as a leading capital solutions provider to large private capital managers. We primarily focus on acquiring equity stakes in, or providing debt financing to large private capital firms, which we may refer to as “GPs.” Our GP Capital Solutions division also houses our Business Services Platform, which provides strategic support to our Partner Managers. Our GP Capital Solutions products are offered primarily through Permanent Capital private fund vehicles across the following investment strategies:
•GP Minority Equity Investments: We build diversified portfolios of minority equity investments in institutionalized alternative asset management firms across multiple strategies, geographies, and asset classes. Our investment objective is to generate compelling cash yield by collecting a set percentage of contractually fixed management fees, a set percentage of carried interest and return on balance sheet investments from the underlying managers. We primarily focus on acquiring minority positions in large, multi-product alternative asset managers who continue to gain a disproportionate proportion of the assets flowing into private investment strategies and exhibit high levels of stability. Our inaugural funds followed a hedge fund manager-focused investment program that has since evolved into a private capital manager-focused investment program in our more recent funds. Our GP minority equity investments strategy is offered to investors through our closed-end, Permanent Capital funds. A fundamental component of the fundraising efforts for our investment programs is the ability to identify and execute co-investment opportunities for our investors. We may offer, from time-to-time and in our sole discretion, co-investment opportunities in certain fund investments, generally with no management or incentive-based fee.
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

Real Estate
Our real estate products focus on acquiring triple net lease real estate occupied by investment grade or creditworthy tenants. Our Real Estate products are offered primarily through Permanent Capital vehicles, including our recently launched REIT, and long-dated private funds.
•Net Lease: Our net lease real estate strategies structure portfolios of single tenant properties across industrial, essential retail and mission critical office sectors, occupied by investment grade or creditworthy tenants. By combining our proprietary origination platform, enhanced lease structures and a disciplined investment criteria, we seek to provide investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk.
Our History
Blue Owl’s history is predicated on the key milestones of Owl Rock, Dyal Capital and Oak Street. Owl Rock was founded in 2016 by Doug Ostrover, Marc Lipschultz and Craig Packer to address the evolving need for direct lending solutions by middle-market companies. Dyal Capital was founded in 2010 by Michael Rees to fill the need for flexible capital solutions for private capital managers. Oak Street was founded in 2009 by Marc Zahr and established itself as a leader in private equity real estate, offering flexible and unique capital solutions to a variety of organizations.
The combination of these businesses creates a platform primed to continue servicing these markets. Blue Owl’s robust and diversified platform offerings will continue to serve as a response to the following sector dynamics:
•shifting allocations by retail and institutional investors.
•rotation into alternative asset classes, given the search for yield and reliability of returns.
•rising need for private debt, driven by sponsor demand.
•evolving landscape of the private debt market.
•de-leveraging of the global banking system.
•increasing need for flexible capital solutions by private capital managers.
Across our business, our presence in the market combined with our constant dialogue with financial sponsors, companies and our investors, has allowed us to identify attractive opportunities in adjacent subsectors over time.
Since inception, these businesses have launched and acquired multiple new strategies and products, exclusively in areas where we believed we could leverage our competitive advantage and expertise, and where we believe we had identified critical mass of lending, capital and real estate solutions opportunities as well as heightened investor interest. We have focused on executing on key adjacencies that are natural extensions of existing core strategies in order to capitalize on the growing dislocations in the market and rising investor demand.
Our Competitive Strengths
•High proportion of Permanent Capital. We have a high-quality capital base heavily weighted toward Permanent Capital. For the year ended December 31, 2022, approximately 93% of our management fees were earned on AUM that we refer to as Permanent Capital. Our BDCs, by nature, are closed-end, permanent (or potentially permanent) funds with no mandatory redemption and potentially unlimited duration once listed. Substantially all of the AUM in our GP Capital Solutions products and a large portion of the AUM in our Real Estate products are also structured as Permanent Capital vehicles. The high proportion of Permanent Capital in our AUM provides a stable base and allows for our AUM to grow more predictably without having reductions in our asset levels due to ordinary redemptions. Our Permanent Capital base also lends stability and flexibility to our products’ portfolio companies and Partner Managers, providing us the opportunity to grow alongside these companies and positioning us to be a preferred source of capital and the incumbent lender for follow-ons and other capital solutions to high-performing companies. As such, we are able to be a compelling partner for these firms as they seek capital to support their long-term vision and business development goals. The stability of our AUM base enables us to focus on generating attractive returns by investing in assets with a long-term focus across different periods in the market cycle.

•Significant embedded growth in current AUM with built-in mechanisms for fee revenue increases. While we expect to continue our successful fundraising track record to supplement our existing capital base, our current AUM, predominately Permanent Capital in nature, already provides for significant embedded growth. Of our $138.2 billion AUM base, $88.8 billion represents our current FPAUM. As of December 31, 2022, we have approximately $10.8 billion in AUM not yet paying fees, providing approximately $141 million of annualized management fees once deployed. In addition, to the extent certain of our BDCs become publicly listed, under the investment advisory and management agreements the advisory fees from the applicable BDC could potentially increase, subject to any fee waivers or deferral arrangements agreed to by us and the applicable BDC.
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
•Extensive, long-term relationships with a robust and vast network of alternative asset managers. We have extensive alternative asset manager relationships, which allow us to quickly and efficiently source potential investment opportunities for our products. We believe our deep relationships position us to receive “early looks” and “last looks” from alternative asset managers, which in turn, allow us to be highly selective in deciding which investments to pursue. We believe the depth and breadth of our relationships are predicated on several, differentiating features of our platform and that alternative asset managers value our team’s experience and deep focus both within products and across a broad spectrum of capital solutions. Our expansive set of product offerings allows us to provide flexible and creative solutions, and in tandem with our sizeable Permanent Capital base, enables us to provide access to scaled, sizeable commitments. Partner Managers in our GP minority equity investments products also value our Business Services Platform, which provides strategic value-added services to our Partner Managers in eight key areas: capital strategy, private wealth, human capital advisory, operations advisory, corporate strategy and M&A, environmental, social and governance (“ESG”) advisory, diversity, equity and inclusion (“DEI”) and data science. We expect our differentiated approach and broad spectrum of capital solution products will continue to strengthen our relationships, and we intend to further expand our network to fortify our position as a preferred partner for alternative asset managers and their products’portfolio companies.
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
There are many managers in the Direct Lending space. However, we believe our platform is one of the few managers of scale, which serves as a competitive advantage. Our differentiated approach and scaled direct lending platform allow us to capitalize on opportunities across the sizing spectrum—from loans below $50 million to loans over $1.0 billion. Our platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification in our portfolios. We believe our scale enables us to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders. We have significant available capital that allows us to provide scaled financing solutions, commit to full capital structures and support capital needs of borrowers. We believe being a total solutions provider also grants us a broader view of market opportunities, which allows us to continue operating as a market leader.
Within GP Capital Solutions, we have also established ourselves as a market leader, with a long track record, greatest amount of aggregate capital raised and largest number of publicly-announced deals. Our most recent fund raised, Dyal Fund V, is materially larger than the funds of our main competitors. Our large base of stable capital not only enables participation in investments across the sizing spectrum, but also creates a competitive advantage by positioning us as a highly qualified buyer for minority stakes in large, established GPs. We believe that we also gain access to proprietary deal flow as a result of the market’s confidence in our ability to execute on large investments expeditiously. We believe our strong reputation in the market combined with our scale will continue to provide us with unique access to the most attractive sectors of the alternative asset management universe.

Within Real Estate, we have a targeted origination strategy that is enhanced by our strong network and allows us to be both competitive and differentiated from other net lease peers. We proactively build and maintain strong relationships with large investment grade-rated and creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Further we look to provide flexible structuring that is mutually beneficial with long lease durations, and in many cases, favorable pricing. We have leveraged our corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. We believe our strong origination capabilities, conservative underwriting criteria and strong existing tenant relationships will allow our Real Estate products to purchase properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale.
Diverse, global and growing high-quality investor base. Our global investor base is composed of long-standing institutional relationships, as well as a quickly growing retail investor base. Our institutional clients include large domestic and international public and private pension funds, endowments, foundations, family offices, sovereign wealth funds, asset managers and insurance companies. Our retail clients include prominent wealth management firms, private banks, and high-net worth investors. As we continue to grow, we expect to retain our existing clients through our breadth of offerings. As of December 31, 2022, approximately 36% of our institutional investors are invested in more than one product, with many increasing their commitment to their initial strategy and additionally committing additional capital across our other strategies. We believe our diligent management of investors’ capital, combined with our strong performance and increasingly diversified product offerings has helped retain and attract investors which has furthered our growth in FPAUM and facilitated further expansion of our strategies. We also believe the global nature of our investor base enables significant cross-selling opportunities between our products and strategies. We are committed to providing our clients with a superior level of service. We believe our client-focused nature, rooted in our culture of transparency will help us continue to retain and attract high quality investors to our platform.
Industry-leading management team with proven track record. We are led by a team of seasoned executives with significant and diverse experience at the world’s leading financial institutions. Our best-in-class management team has considerable expertise across their respective product strategies, with a long track record of successful investing experience across multiple businesses and credit cycles. Members of our senior management have decades of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles. Additionally, our senior management team has developed meaningful, long-term relationships and partnerships with alternative asset managers as well as with our investors.
Alignment of interests with stakeholders. We consider the alignment of interests of our executive management team and other professionals with those of the investors in our products to be core to our business. AUM (inclusive of accrued carried interest) attributable to our executives and other employees as of December 31, 2022 totaled approximately $3.1 billion (including $1.1 billion related to accrued carried interest), which aligns their interests with our clients’ interests by motivating the continued high-performance and retention of our dedicated team of professionals.
Our Growth Strategy
We aim to continue applying our core principles and values that have guided us since inception in order to expand our business through the following strategies:
•Organically grow our core business. We expect to continue to grow AUM in our existing strategies, and intend to launch additional or successor Permanent Capital vehicles and long-dated products in the future. We will benefit from significant embedded growth in our current AUM that is not yet paying fees that can be realized as we continue to deploy and lever our existing capital base. We believe these key attributes, in conjunction with our ability to raise successor products in existing strategies, will continue to play a key role in our growth profile. We also expect to enhance our AUM growth by expanding our current investor relationships and also continuing to attract new investors.

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
•Leverage complementary global distribution networks. We are well positioned to continue to penetrate the growing global market. The success of our Direct Lending and Real Estate products to date has been primarily focused within the United States, while our GP Capital Solutions products have a more global investor base. We intend to continue fundraising both domestically and internationally. The favorable industry tailwinds are global in nature and we believe that there is additional market opportunity across the global landscape. As of December 31, 2022, 77% of capital raised was done so in the United States and Canada. We believe our strong network and track record of global fundraising has primed us to further extend our fundraising efforts across products and into additional international markets, as institutional investors across the globe are facing the same pressures and seeking the same positive attributes of the sector that have attracted domestic investors thus far. We also believe we have a significant opportunity to continue to leverage our global fundraising capabilities and investor relationships to cross-sell our Direct Lending, GP Capital Solutions and Real Estate products, as well as utilize our existing domestic retail channel to cross-sell our products while increasing our global capabilities. The global market represents a large, and relatively untapped opportunity for many of our products that we believe will facilitate our pursuit of international expansion in the coming years, and position us to enter into less-developed markets where we can be a significant first-mover and play a key role in defining the markets.
•Enhance our distribution channels. As investors continue to increase their alternatives allocation in the search for yield, we believe we have the opportunity to continue diversifying our client base by attracting new investors across different channels. We intend to leverage our strong growth within and across our strategies as a means to add new investors to our growing family of funds. We have already begun executing on this strategy, with a notable influx of wealth management platforms and public and private pension fund investors in recent years. These additions helped further diversify our investor base which also includes, but is not limited to, insurance, family offices, endowments and foundations. In addition, we have continued to grow our relationships in the consultant community. We intend to be the premier direct lending, GP minority and triple net lease real estate investing platform for investors across the institutional and retail distribution channels.
•Deepen and expand strong strategic relationships with key institutional investors. We have established invaluable relationships with strategic partners, consultants and large institutional investors who provide us with key market insights, operational advice and facilitate relationship introductions. We pride ourselves on continuing to foster these relationships as they are fundamental to our business and reflect the strong alignment of interests that are highly valued by our partners. As of December 31, 2022, seven institutional investors have committed at least $1.0 billion across our strategies, 20 have committed at least $500 million, and 45 have committed at least $250 million. Our strategic partnerships allow us to craft customized solutions tailored to the objectives of our clients, while reflecting the breadth of our capabilities across our strategies. We also have important relationships with sponsors, wealth management firms, banks, corporate advisory firms, industry consultants and other market participants that we believe are of significant value. As we continue to grow, both organically and through product and geographic expansion, we will continue to pursue the addition of incremental key strategic partners.
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

Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and asset basis. We face competition both in the pursuit of investors for our products and investment opportunities. Generally, our competition varies across product lines, geographies and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breath of our product offering, business reputation and the level of fees and expenses charged for services. We compete for investment opportunities at our funds based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation and price, and we expect that competition will continue to increase. See “Item 1A. Risk Factors—Risks Relating to Our Business and Operations—The investment management business is intensely competitive.”
Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain and motivate our existing employees. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.”
Direct Lending
Our competition as an asset manager and financing source to middle market companies consists primarily of other asset managers who focus principally on credit funds, including BDCs, and other credit products. We also compete with other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act of 1940, as amended (the “Investment Company Act”) imposes on our BDCs, or to the distribution and other requirements our BDCs must satisfy to qualify for regulated investment company (“RIC”) tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit.
GP Capital Solutions
Our GP Capital Solutions products currently have limited direct competition from organizations dedicated to acquiring stakes in large, institutionalized private capital managers. A limited number of asset managers have been acquiring minority stakes in certain private capital managers. Such institutions may compete with us for similar investments in the future. We believe, however, that this limited number of competitors is likely to persist, as conflicts of interest and regulatory restrictions, as well as the limited quantum of capital raised for this strategy, combine to make purchasing minority stakes in private capital managers challenging for financial institutions and private equity firms.
With respect to our GP debt financing strategy, many banks provide revolving lines of credit to private equity managers, but these credit lines are typically short duration, amortize and require blanket personal guarantees. A small number of firms provide structured or preferred equity to private capital managers, but these investments are also structurally very different from our products’ long-term loans. We believe that this limited competition is likely to persist, as conflicts of interest, regulatory restrictions, capital constraints and other considerations make lending to private capital managers challenging for financial institutions, insurance companies and other private market firms.
Our current GP Capital Solutions strategies compete with among others, a number of private equity funds, specialized funds, hedge funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including the owners of certain of our stockholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase. We compete globally and on a regional, industry and asset basis.

Real Estate
We have remained the only net lease private equity manager dedicated to transacting primarily with investment grade rated and other creditworthy counterparties. The more stable and predictable nature of the net lease sector has brought additional competition into the space in recent years. Historically, such competition has primarily come from net lease REIT’s (publicly traded and non-traded), other private equity real estate funds, and high net worth buyers.
Competitors in the publicly traded net lease sector generally exhibit less stringent criteria than we do with respect to pricing and lease durations, and their portfolios are comprised substantially of non-investment grade credits, shorter average lease terms, and meaningful near-term lease rollover. Additionally, many net lease peers focus on acquiring retail properties with an average deal size of less than $10 million, whereas our Real Estate products’ transactions are frequently $100 million and greater in size.
Competition from other private equity funds has grown, as many have either shifted their current real estate focus to building net lease teams or acquiring existing net lease strategies. Despite this increased activity, competition with our Real Estate products on the deal level has remained relatively low, as those strategies concentrate their efforts in the non-investment grade space, prefer to develop properties themselves, and to deploy capital in sectors that are outside of our traditional focus of industrial assets, mission critical office properties and essential retail. High net worth buyers have been formidable competitors and active acquirers of retail assets under $8 million; they tend to be less price sensitive and there are usually wide pools of potential buyers for these assets. As the monetization of real estate through sale-leasebacks continues to gain traction as a capital allocation tool for companies, we expect the net lease sector to grow even larger, and that will continue to attract more competition into the space.
Human Capital
As of December 31, 2022, we had approximately 545 full-time employees, including over 140 investment professionals across ten offices globally.
Culture
As an alternative asset manager, we believe that our people are key to the success of our business. We embrace four core values we view as integral to creating a culture in which our people can thrive personally and professionally, including mutual respect, excellence, constructive dialogue and a “one team” mindset.
•Mutual respect. We hold ourselves to the highest standards of integrity and professional conduct. We acknowledge everyone’s unique contributions and in challenging situations, listen to understand.
•Excellence. We strive to operate always at the highest standard and deliver the best possible outcomes for our stakeholders; we are constantly analyzing our performance to learn from our successes and our mistakes.
•Constructive dialogue. We invite alternative points of view. As a firm, we encourage thoughtful, intentional and honest opinions.
•“One Team.” We pride ourselves in our strong alignment with all our stakeholders, including investors, borrowers, partner managers, employees and others. We act in the highest interest of the Blue Owl ecosystem and work across functions for greater outcomes to deliver value for all of these groups.
We rely significantly on our talented team, leveraging a wide variety of investment, management, business and other skills and expertise, to create value for stockholders and investors in our products. We aim to build a team that is driven and embraces an inclusive culture where our team members are engaged and work collaboratively across the organization.

Compensation and Benefits
We design our compensation programs to motivate and retain employees and align their interests with those of our stockholders. In particular, annual bonuses for our executives and other senior employees involves a combination of cash and deferred equity awards in the form of Incentive Units and RSUs (as defined in Note 1 to the Financial Statements). The proportion of compensation that is deferred and at risk of forfeiture generally increases as an employee’s level of compensation rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in Incentive Units and RSUs. To further align their interests with those of investors in our products, our employees have the opportunity to make investments in or alongside our products. We also provide our employees robust health and other wellness offerings, as well as a variety of quality-of-life benefits, including family planning resources. We believe our approach to compensation and benefits is consistent with companies in the alternative asset management industry and helps enable us to attract and retain best-in-class talent in our industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program.
Corporate Sustainability
Blue Owl’s corporate sustainability efforts seek to deliver positive outcomes for our most critical stakeholders, including our investors, our public stockholders, our employees and the communities in which we operate. Almost two years after our listing as a public company, we have made great strides developing a strategic framework to advance our corporate sustainability objectives across three pillars: ESG; DEI; and citizenship.
Blue Owl’s governance of corporate sustainability reflects our commitment to strong leadership and oversight at the senior management and Blue Owl’s Board of Directors (“Board”) levels. Our Board receives annual updates on our strategy and initiatives, including ESG-related matters. Executive sponsors oversee the newly formalized Corporate Sustainability Council, which is chaired by our Chief Operating Officer and comprised of dedicated subject-matter leaders for each of the pillars. Our strategic pillars are further enriched by employee-driven initiatives and/or groups. We also have constituted an ESG Working Group, comprised of senior members of our Investment, Legal, Compliance, Investor Relations and Operations teams, which is chaired by our Chief Operating Officer and meets periodically to review and refine our ESG strategy.
Investing Responsibly
We recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
We believe that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to the long-term financial success of Blue Owl, our products and our products’ investments. We strive to continuously strengthen our ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When we make investments on behalf of our products, we strive to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, we seek to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
Blue Owl is committed to fostering and preserving a culture of diversity, equity and inclusion. We prize diversity in our team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. We have formalized our approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing our differences. We embrace and encourage our differences that make us unique. We believe that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to the long-term success of our firm.

•Strategic priorities. Continuing to develop as a more diverse, equitable and inclusive firm is a strategic priority for Blue Owl that we believe will further enhance our work environment and overall business. Our commitment to diversity, equity and inclusion is relevant to interactions with our employees, investors, products’ portfolio companies and third-party service providers.
•Corporate practices. We focus on diversity, equity and inclusion in our corporate practices and policies, including recruitment and hiring; compensation and benefits; professional development and training; promotions; and transfers.
•Leadership. While our ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, we strongly believe that these efforts should also include strong employee engagement to be meaningful and impactful to the communities targeted. Our aim is to have DEI be part of the very fiber of our entire employee population.
To further foster an inclusive culture, we seek to continue to establish relevant and appropriate employee resource groups. In 2022, we established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. We have hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. We also work with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Our signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last two summers, Blue Owl has hosted a cohort of interns and also offered participation to its partner manager firms who work with our GP Capital Solutions division, resulting in 40 internships to date. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, we have conducted DEI-related training on implicit bias for all of our employees.
Citizenship
We seek to engage with our stakeholders to support the causes most important to our communities. We take our role as a corporate citizen seriously and aim to leverage our resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which we operate and reside. We encourage and facilitate opportunities for staff to give back to our communities, including through financial support and in-kind donations of our employees’ time. In 2022, we expanded our tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
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

The diagram below depicts a simplified version of our organizational structure as of December 31, 2022. Ownership percentages are based on shares and units that are fully participating in dividends and distributions as of December 31, 2022.
Economic and voting percentages above do not include the potential dilutive impact of the exercise of the warrants held by Altimar Sponsor LLC (the “Private Placement Warrants”) to purchase Class A Shares, as well as RSUs, unvested Incentive Units, Second Oak Street Earnout Units (as defined in Note 1 to the Financial Statements), and Wellfleet Earnout Shares, as these interests do not participate in dividends and distributions (other than to the extent of certain tax distributions on unvested Incentive Units). See Note 1 to our Financial Statements for additional information on these interests.

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
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.”
Rigorous legal and compliance analysis of our business and investments made by our products is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of and compliance with key policies, procedures and code of ethics. Our Chief Compliance Officer supervises our compliance group, which group is responsible for monitoring all regulatory and compliance matters that affect our activities and manages our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”), the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union Withdrawal Act 2018 (“U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and various privacy laws applicable to individuals residing in the United States, including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act. Any failure to comply with such laws or regulations could result in fines, penalties and/or sanctions, which could be substantial, litigation as well as reputational harm. As these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.
SEC Regulations
We provide investment advisory services through several entities that are registered as investment advisers with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our BDCs elect to be regulated under the Investment Company Act and the Exchange Act and, in certain cases, the Securities Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the Investment Company Act, together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an adviser’s registration.
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
A significant portion of our revenues are derived from our advisory services to our BDCs. The Investment Company Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our BDCs, each of our BDCs is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contract with our BDC, approving certain service providers and monitoring transactions involving affiliates, and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, will provide the audit committee of each of our BDCs with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our BDCs oversees the valuation designee and reports to the respective BDC’s board of directors on any valuation matters requiring such board’s attention. The advisory contracts with each of our BDCs may be terminated by the stockholders or directors of such BDC on not more than 60 days’ notice, and are subject to annual renewal by each respective BDC’s board of directors after an initial two-year term.
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
Blue Owl Securities is registered as a broker-dealer with the SEC, which maintains registrations in many states, and is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”). As a broker-dealer, Blue Owl Securities is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to Blue Owl Securities in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, Blue Owl Securities is, however, subject to the Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.

Blue Owl Capital UK Limited (“Blue Owl UK”) is an entity organized and operating in the U.K. whose employees assist in the marketing and distribution of Blue Owl funds in Europe, the Middle East, and Africa. Blue Owl Capital HK Limited (“Blue Owl HK”) is an entity organized and operating in Hong Kong whose employees together with the employees of Blue Owl Capital Singapore Pte. Ltd. (“Blue Owl Singapore”), an entity organized and operating in Singapore, assist in the marketing and distribution of Blue Owl products in the Asia-Pacific region. Blue Owl HK is registered with the Hong Kong Securities & Futures Commission. Blue Owl Capital Canada ULC (“Blue Owl Canada”) is an entity organized and operating in Canada whose employees assist in the marketing and distribution of Blue Owl funds in Canada.

Item 1A. Risk Factors.
RISK FACTOR SUMMARY
The following is a summary of the risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the complete discussion of risk factors set forth in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
Macroeconomic Factors
•Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.
•Rapidly rising interest rates and inflation could have a material adverse effect on our business and that of our products’ portfolio companies and investments.
•The COVID-19 pandemic has caused severe disruptions in the US and global economy, has disrupted, and may continue to disrupt, industries in which we, our investment vehicles and our products’ portfolio companies and investments operate.
Investment Management
•Management fees and other fees comprise the majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders.
•Our growth depends in large part on our ability to raise new and successor funds. If we were unable to raise such funds, the growth of our FPAUM and management fees, and ability to deploy capital into investments, earning the potential for performance income, would slow or decrease.
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
Products
•Valuation methodologies for certain assets of our products can be open to subjectivity, which may affect the management fees or performance income that our business receives.
•The use of leverage by our products may materially increase the returns of such funds but may also result in significant losses or a total loss of capital.
•We are vulnerable to an increased number of investors seeking to participate in share redemption programs or tender offers of our non-traded products.
•The products and investment strategies we currently pursue may expose us to specific market, tax, regulatory and other risks.
Conflicts of Interest
•Conflicts of interest may arise in our allocation of capital and co-investment opportunities amongst products or in circumstances where our products hold investments at different levels of the capital structure.
•Our entitlement and that of certain Principals and employees to receive realized performance income from certain of our funds may create an incentive for us to make more speculative investments and determinations on behalf of our funds than would be the case in the absence of such performance income.

Operations
•Fulfilling our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and there can be no assurance that we will satisfy these obligations.
•The anticipated benefits of acquisitions that we may pursue may not be realized or may take longer than expected to realize.
•Our use of leverage to finance our business or that of our products may expose us to substantial risks. Any security interests or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt.
Personnel
•We depend on our senior management team, senior investment professionals and other key personnel to provide their services to us, our investment advisers and our products.
•Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Legal and Regulatory Environment
•Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
•We are subject to risks increasing scrutiny from certain investors, third party assessors, our stockholders and regulators with respect to ESG matters and the regulatory disclosure landscape surrounding ESG matters continues to evolve.
•Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Structure and Governance
•The multi-class structure of our common stock has the effect of concentrating voting power with the Principals, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
•The Registrant is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
Class A Shares
•The market price and trading volume of our Class A Shares may be volatile, which could result in rapid and substantial losses for holders of our Class A Shares.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A Shares.

RISK FACTORS
Risks Related to Macroeconomic Factors
Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.
Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, current high and rising interest rates, the availability and cost of credit, rising inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our clients and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including hostilities between Russia and Ukraine, other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. The extent and impact of sanctions imposed in connection with the war between Russia and Ukraine has caused and may continue to cause additional financial market volatility and impact the global economy as the situation continues to evolve.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, our products’ portfolio companies may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations (including to the extent that they are Partner Managers, raising additional capital) and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our funds. Negative financial results in our products’ portfolio companies may reduce the net asset value of our products, result in the impairment of assets and reduce the investment returns for our products, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor products. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments by our products. Our products may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for our products to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
Inflation may adversely affect the business, results of operations and financial condition of our products and their portfolio companies.
Certain of our products and their portfolio companies operate in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our products’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our products’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our products’ investments could result in future realized or unrealized losses.
Rapidly rising interest rates could have a material adverse effect on our business and that of our products’ portfolio companies.
Rapidly rising interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our products’ capital. The Federal Reserve increased the federal funds rate in 2022 and is widely expected to continue to increase the federal funds rate in 2023, though the rate and timing of such increases remains unknown. Such increases and uncertainty surrounding interest rates may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

The COVID-19 pandemic continues to cause disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our products and our products’ investments operate.
The COVID-19 pandemic continues to adversely impact global commercial and economic activity and has contributed to significant volatility in certain equity and debt markets. Many countries, including the United States, and states and municipalities in which we and our products’ investments operate, issued (and continue to re-issue) orders requiring the closure of, or certain restrictions on the operations of, certain businesses. The COVID-19 pandemic and preventive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shut-down or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and effects of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, commercial real estate, entertainment and other industries, including industries in which certain of our products, borrowers, Partner Managers and their respective investments operate and invest. While many of the initial restrictions have been listed, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health, both in the United States and globally. Moreover, even where restrictions are lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. As a result, even as the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or may continue to experience a recession, and we anticipate our products’ investments could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.
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
We are continuing to monitor the impact of COVID-19 and related risks, including risks related to the ongoing spread of COVID-19 (including new variants) and efforts to mitigate the spread and deployment of vaccines. However, the ongoing development and fluidity of the situation precludes any prediction as to its ultimate impact on us. If the spread and related mitigation efforts continue, our business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could continue to heighten many of the other risk factors described herein.
Risks Related to Investment Management
Management fees and other fees comprise a substantial majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders.
BDCs
The investment advisory and management agreements we have with each of our BDCs categorize the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on the average fair value of our BDC’s gross assets (excluding cash and cash equivalents) or average fair value of gross assets (excluding cash) plus undrawn commitments, (b) Part I Fees and (c) Part II Fees. We classify the Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If any of our BDCs’ gross assets or net investment income (before Part I Fees and Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the inability or increased cost to obtain or maintain borrowings for each of our BDCs, the amount of the fees we receive from our BDCs, including the base management fee and the Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. Our investment advisory and management agreements typically provide that the rates at which we earn advisory fees from certain of our BDCs increase after our BDCs are publicly listed (where before the listing the advisory fees typically are a reduced base management fee with a reduced or no Part I or II Fees). If our BDCs do not become publicly listed on anticipated timeframes or at all for any reason, including the NAV performance of our BDCs, Blue Owl will not benefit from this increase, and those BDCs may need to return their capital to investors, further reducing our management fees. We may also, from time to time, (a) waive or voluntarily defer any fees payable to us by our BDCs or any BDCs that we may manage after the date hereof and (b) restructure any existing fee waivers in place with our BDCs so that such of our BDCs will be obligated to pay fee amounts that are less than the full fee amounts owed to us pursuant to the terms of the applicable investment advisory and management agreements between us and such BDC, and the duration and extent of such waivers and deferrals in each of (a) and (b) may need to be significant to support continued fundraising. In addition to those arrangements, we have entered into and in the future may enter into expense supporting arrangements with certain of our BDCs where we pay or reimburse certain expenses of our BDCs in order to support their target dividend payments.
Our investment advisory and management agreements with our BDCs renew for successive annual periods subject to the approval of the applicable BDC’s board of directors, including a separate vote of a majority of such BDC’s independent directors, or by the affirmative vote of the holders of a majority of such BDC’s outstanding voting securities. In addition, as required by the Investment Company Act, the investment advisory and management agreements with our BDCs may be terminated without penalty upon 60 days’ written notice to the other party. Termination or non-renewal of any of these agreements would reduce our revenues significantly and could have a material adverse effect on our financial condition.
Private Funds
For our other non-BDC Direct Lending products, as well as GP Capital Solutions and certain Real Estate products, which we refer to as our private funds, we enter into investment advisory and management agreements whereby we generally receive base management fees from the inception of such fund through the liquidation of such fund or for most of our GP Capital Solutions products for a set period. Non-BDC Direct Lending products have a base management fee that is typically based on a percentage of gross asset value (which includes the portion of such investments purchased with leverage), whereas our GP Capital Solutions products have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally either the end of the investment period or, for certain funds, when the fund’s commitments become substantially invested or drawn), is adjusted to a lower percentage of the fund’s cost of unrealized investments, subject to impairment losses for certain funds. With respect to our Real Estate products, our Permanent Capital vehicles have a management fee that is typically based on a percentage of net asset value, and our closed-end vehicles have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally the end of the investment period or commencement of a successor fund), is adjusted to the same or in some cases a lower percentage of the fund’s cost of unrealized investments. Following a management fee step down event, the management fee we receive will be reduced when a fund realizes investments or in certain cases when there are permanent changes to the cost basis of unrealized investments. While those funds are not required to realize assets as of any date, there is an obligation to explore liquidity strategies with respect to a fund, and should a liquidity strategy event occur prior to the management fee end date, it could cause a reduction in the amount of management fees we are otherwise entitled to receive. Further, any realization of assets will be within the control of certain of our employees who own an interest in a portion of the carried interest that does not belong to us and who may have an incentive to effect a realization earlier than one otherwise would expect had carried interest not been applicable.
As our private funds generally have end dates for paying management fees, our revenues will decline in respect of such funds if we are unable to successfully raise successor funds that replace the management fee payments that terminate on the older funds or such successor funds do not generate fees at the same rate due to their size and/or fee structure. Further, to the extent we are unable to meet anticipated fundraising targets or if there are significant redemptions, our ability to collect management fees will be impaired. Additionally, given that such management fees are often based on gross asset value, acquisition costs or invested capital, either throughout the fund term or the portion of the term following the investment period, the management fee received in respect of such fund will be reduced when a fund realizes investments or if the value of an investment is impaired. During the investment period of many funds, the fund expects to actively recycle capital into new investments, which would have the impact of replacing investments that have been realized during the investment period, but there are many factors that may limit our ability to effectively recycle capital and realize the full fee potential of any particular fund.
Further, our right to receive management fees can be impaired by certain actions of investors in a private fund. Our private funds generally provide investors with: (1) the right to terminate such fund on both a cause basis and a no fault basis; (2) the right to remove us as manager of a fund for cause; and (3) the right to create an early step down event with respect to a fund on a cause basis. If the investors exercised their right to vote for an early termination, we would typically continue to receive management fee through the liquidation of such fund, but we could face pressure to liquidate investments earlier than we otherwise believe is appropriate to maximize the value of such investment. Certain funds also provide investors with the right to remove the general partner of such fund on a cause basis. Upon the removal of the general partner of a fund becoming effective, the investment advisory and management agreement in respect of such fund will cease to exist and our rights to payment of management fee will terminate. In some cases, investors may also have the right to redeem after certain periods of time or following regulatory or key person concerns, which would also reduce the base on which fees are charged. In other cases, after an initial lock up period, investors may issue redemption notices with respect to their interests; as such interests are redeemed, the fees will decrease unless we are able to find new investors to replace those redeeming.
Notwithstanding the formulas for calculating management fees provided in the governing documents for our products, Blue Owl has provided (and expects to provide in the future) discounts to investors on such fees based on the size of their commitments to the fund (or Blue Owl funds generally), the timing of their commitments to the fund or other factors that Blue Owl deems relevant. Certain investors are effectively given management fee discounts through specified interests and discounts with respect to carried interest or performance income through the grant of participation rights, fee rebates or revenue shares. Although such discounts will typically be awarded in circumstances where Blue Owl management believes there will ultimately be long-term benefits to Blue Owl, there can be no assurance that the ultimate benefit attained will be commensurate with the discount awarded, or as to how long it may take to recoup such value. Additionally, Blue Owl may not be able to maintain its current fee structure as a result of industry pressure from fund investors to reduce fees. More recently, institutional investors have been increasing pressure to reduce management and investment fees charged by external managers, whether through direct fee discounts as described in this paragraph, deferrals, rebates or by other means. As a result, Blue Owl may need to provide discounts more broadly to investors or reduce fees to meet such industry pressures, which reduction in fees may be further exacerbated by discount expectations of existing investors.
Other Fee Income
We also receive fee income for providing services to certain portfolio companies of our products. Such services include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. Certain types of transaction-related fees are required to be distributed to the Blue Owl funds and other products under the terms of our Co-investment Exemptive Order, as discussed in “—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.” below, or are required to be distributed to investors in our products or offset against management fees that would otherwise be payable pursuant to the terms of the governing agreements of the relevant vehicles, while other types of related fees may be retained by us with no offset against management fees and contribute to our revenues and, ultimately, to our net income. We may decide not to seek those fees for any reason, including market conditions and expectations. Our ability to receive and retain those fees, and to continue to receive and retain those fees in the future, is dependent on the terms we negotiate with investors in our products, our ability to successfully negotiate for those fees with underlying portfolio companies, the permissibility of receiving and retaining those fees under the relevant legal and regulatory frameworks, and our business determination to negotiate for those fees. As a result, any change to the willingness of portfolio companies to bear those fees, the terms of our products that permit us to receive and retain those fees, the legal and regulatory framework in which we operate or our willingness to negotiate for those fees with portfolio companies of our products, could result in a decrease to our revenues and net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. In addition, the fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our products could adversely affect the amount of fees generated.
Our growth depends in large part on our ability to raise new and successor funds. If we were unable to raise such funds, the growth of our FPAUM and management fees, and ability to deploy capital into investments, would slow or decrease.
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
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in fund investors allocating increased amounts of capital away from alternative asset managers; and
•Poor performance of one or more of our products, either relative to market benchmarks or in absolute terms (e.g., based on market value or net asset value of our BDCs’ shares), or compared to our competitors may cause fund investors to regard our funds less favorably than those of our competitors, thereby adversely affecting our ability to raise new or successor funds.
Our GP Capital Solutions products may suffer losses if our Partner Managers are unable to raise new funds or grow their AUM.
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
Our products compete with a number of specialized funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including certain of our stockholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase.
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
•Some of our competitors offer greater liquidity to investors in their products;

•Some of our competitors may have more flexibility than us in raising and deploying certain types of funds under the investment management contracts they have negotiated with their fund investors; and
•Some of our competitors may offer a broader investment platform and more partnership opportunities to portfolio companies than we are able to offer.
Certain of our strategic relationship investors (including early-stage investors in new products) may be granted the right to participate in the net profits or revenues of certain funds.
Certain investors in our products have been granted, and may in the future receive various forms of, participation rights with respect to certain products or strategies, including, but not limited to, the right to the net profits or gross revenues of certain funds. To the extent gross revenue participations or similar arrangements are offered, they will reduce the revenue earned by us, but we will continue to bear all applicable expenses, even if the product is not generating positive cash flow. We may also offer our employees the opportunity to participate in certain types of these arrangements in certain circumstances as a way of compensating or incentivizing employees. There is generally no limitation on the size or the duration of future economic sharing arrangements.
In addition, in the ordinary course we may offer fee discounts to investors in existing and future funds and we expect to continue to waive fees for many or all of our co-investments. We currently expect, at least in certain instances, to continue to offer these economic sharing arrangements to our strategic relationship investors (which may include certain of our stockholders) in the future, which may reduce the revenues ultimately earned by us in respect of these products.
Risks Related to Our Products
The historical returns attributable to our products should not be considered as indicative of the future results of our products or of our future results or of any returns expected on an investment in our Class A Shares.
The historical performance of our products is relevant to us primarily insofar as it is indicative of our reputation and ability to raise new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A Shares. Therefore, holders of our Class A Shares should not conclude that positive performance of the funds we advise will necessarily result in positive returns on a return on investment in our Class A Shares. However, poor performance of our products we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results, returns on our Class A Shares and a negative impact on our ability to raise new funds. Also, there is no assurance that projections in respect of our products or unrealized valuations will be realized.
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
The future return for any current or future fund may vary considerably from the historical return generated by any particular fund, or for our products as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.
Valuation methodologies for certain assets of our products can be open to subjectivity.
Many of the investments in our products are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their value as of the date of determination. The determination of fair value, and thus the amount of unrealized appreciation or depreciation our products may recognize in any reporting period, is to a degree subjective. Our products generally value their investments quarterly at fair value, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that our business receives.
The use of leverage by our funds may materially increase the returns of such funds but may also result in significant losses or a total loss of capital.
Our funds, particularly our Direct Lending and Real Estate funds, use leverage as part of their respective investment programs and in certain products regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The use of leverage by our products increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the value of a fund’s assets were to decrease, leverage would cause net asset value to decline more sharply than it otherwise would if the fund had not employed leverage. Similarly, any decrease in the fund’s income would cause net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the fund’s ability to service its debt, which could have a material adverse effect on our products, and as a result, on our financial condition, results of operations and cash flow.
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
We are vulnerable to an increased number of investors seeking to participate in share redemption programs or tender offers of our non-traded products.
In recent periods we have launched a number of non-traded products, including BDCs and REITs. Non-traded products often conduct share redemption programs or tender offers to provide liquidity to investors in such vehicles. While such share redemption programs and tender offers may contain restrictions that limit the amount of shares that may be redeemed or purchased in particular periods, an increased number of investors requesting redemptions or participating in tender offers of our non-traded products could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause investors to request redemption of an increased number of shares pursuant to the share redemption programs of our non-traded products, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar products to deny redemption requests or to suspend or partially suspend their share redemption programs and tender offers and such suspension may have a negative reputational impact on the manager or on its ability to continue fundraising. Our non-traded products may redeem or purchase fewer shares than investors request due to a lack of readily available funds due to a number of factors, including adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our non-traded products may amend or suspend share repurchase programs during periods of market dislocation. This may further limit the amount of cash available to immediately satisfy redemption requests. Any redemptions or purchases of less than amounts requested could undermine investor confidence in our non-traded products and harm our reputation.
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
•natural disasters, extreme weather events and other physical risks related to climate change;
•changes in government regulations (such as rent control and tax laws);
•changes in interest rates;
•the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•negative developments in the economy that depress travel activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects; and
•terrorist attacks, war (including between Russia and Ukraine) and other factors that are beyond our control.
Additionally, our funds’ properties are generally self-managed by the tenant or managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our Real Estate funds to decline, which may have a material impact on our results of operations.

The products and investment strategies we currently pursue may expose us to specific market, tax, regulatory and other risks.
We currently pursue, through our products, multiple investment strategies. While we believe that there may be certain synergies amongst the various strategies, there can be no assurance that the benefits will manifest or that there will not be unanticipated consequences resulting therefrom. Although we are seeking additional investment strategies, relative to more diversified asset managers, our products’ limited and specialized focus also leaves us more exposed to risks affecting the sectors in which our products invest. As our investment management program is not broadly diversified, we may be uniquely exposed to market, tax, regulatory and other risks affecting the sectors in which we invest. There can be no assurance that we will be able to take actions necessary to mitigate the effect of such risks or otherwise diversify our investment program to minimize such exposure.
Our professional sports minority investments strategy is small and may be difficult to grow.
Our professional sports minority investments strategy is small and may be difficult to grow. Our Dyal HomeCourt Fund makes minority investments in NBA franchises. The NBA provides certain services with respect to the Dyal HomeCourt Fund and receives a share of management fees and incentive allocations attributable to the fund. There is no assurance that we will be able to raise sufficient funds to continue to execute this strategy in the future. As adviser to the Dyal HomeCourt Fund, we may be exposed to liability to the NBA or one or more NBA teams in which we invest in a range of circumstances, including as a result of a violation of rules applicable to NBA franchise owners by us or investors in our Dyal HomeCourt Fund or, in certain circumstances, by our co-owners of a team (regardless of whether such persons were acting under our direction or control). In addition, the NBA may terminate its relationship with the adviser for a variety of reasons, including the departure of certain key persons or the occurrence of certain events constituting cause.The Dyal HomeCourt Fund may also assume a high profile relative to its economic significance to our business. Therefore, any failure in the growth or performance of the professional sports minority investments strategy could not only result in a decrease in our FPAUM growth potential but could also have a disproportionately adverse effect on our reputation.
Conflicts of Interest
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
Potential conflicts of interest in connection with co-investments between our private funds and our BDCs
Our BDCs are permitted to co-invest in portfolio companies with each other and with affiliated investment funds in negotiated transactions pursuant to an SEC order (the “Co-investment Exemptive Order”). Pursuant to that exemptive relief, our BDCs and other affiliated investment funds generally are permitted to make such co-investments if a “required majority” (as defined in Section 57(o) of the Investment Company Act) of such BDC’s directors (including the independent directors) makes certain conclusions in connection with the co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to such BDC and its stockholders and do not involve overreaching in respect of such BDC or its stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of such BDC’s stockholders and with its investment objective and strategies, and (3) the investment by one of our BDCs and other affiliated investment funds would not disadvantage any other of our BDCs, and such BDC’s participation would not be on a basis different from or less advantageous than that on which the other BDCs or other affiliated investment funds are investing. The different investment objectives or terms of the BDCs and affiliated investment funds may result in a potential conflict of interest, including in connection with the allocation of investments among our BDCs and/or our affiliated investment funds pursuant to the Co-investment Exemptive Order or otherwise.
As a result of our structure, our private funds are affiliated investment funds of our BDCs and are prohibited from co-investing with our BDCs, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. Those restrictions may limit the ability of our private funds to make certain investments they otherwise may have made, and subject our products to additional compliance and regulatory risk. The Co-investment Exemptive Order will require that any opportunities that are appropriate for both our BDCs and our private funds will need to be offered to our BDCs and any such investments, if made, will need to be conducted in compliance with the conditions of the Co-Investment Exemptive Order and other requirements under the Investment Company Act.
Conflicts related to investments by several of our products at different levels of the capital structure of a single portfolio company or Partner Manager.
Different funds that we advise may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, one of our products may acquire debt positions in, or lend to, companies in which another of our products owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the company were to experience financial distress. In addition, if one of our BDCs is an investor in a portfolio company alongside other of our funds that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit us from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle those conflicts when they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address those conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
Conflicts of interest may arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those allocations.
As an asset manager with multiple funds, we regularly make determinations to allocate costs and expenses both among our funds and between our funds and us. Certain of those allocation determinations are inherently subjective and virtually all of them are subject to regulatory oversight. Any allocation or allegation of, or investigation into, a potential violation could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses and any applicable penalties, as well as increased regulatory oversight of our business. In addition, any determination to allocate costs and expenses to us could negatively affect our net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. Similar considerations arise when allocating expenses to, or away from vehicles to which specified interests apply.
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our funds, including the extent to which services provided by certain employees and associated costs, including compensation, are allocable to certain funds. Our funds generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the funds and the offering of interests in the funds, including certain employee compensation. Such determinations often require subjective judgment and may result in us, rather than our funds, being allocated certain fees and expenses. In addition, our funds generally pay all expenses related to the operation of the funds and their investment activities, in certain cases subject to caps. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses, incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among our products, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our funds bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our funds or us, as further described below, having to bear some portion of these costs as well as reputational risk. In addition, for funds that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by us, which will reduce the amount of net fee income we receive for providing advisory services to the funds. For example, we have a Business Services Platform in our GP Capital Solutions products that provides strategic services to Partner Managers. Certain expenses associated with the Business Services Platform (“BSP Expenses”) are allocated among, and payable by, each of the GP minority equity investment funds. Those GP Capital Solutions funds are generally allocated an amount equal to their pro rata allocation of BSP Expenses based on the relative number of Partner Managers in which investments are held from time to time by each of those funds; provided that the amount of BSP Expenses borne by a particular fund is subject to certain caps specified in its respective governing documents. In addition, Dyal Fund V provides for a minimum payment for BSP Expenses, which to the extent such minimum exceeds Dyal Fund V’s otherwise allocable share of such expenses, reduces the amount of BSP Expenses borne by the other GP Capital Solutions funds. It is expected that any successor fund to Dyal Fund V would similarly share in BSP Expenses.
We are required to bear any BSP Expenses allocated to a fund that exceeds the fund’s cap on those expenses. In addition, in certain instances, we expect to determine not to allocate or charge certain BSP Expenses to any fund, in response to regulatory, fund investor relations, governance or other applicable considerations and determine instead for those BSP Expenses to be borne by us. Any such determination could have the effect of materially reducing the reimbursement payments received by us with respect to the Business Services Platform or result in losses attributable to certain activities thereof. The allocation methodology for allocating BSP Expenses and other similar expenses is complex and subject to interpretation. Accordingly, there can be no assurance that any conflict arising from these allocations of expenses will be resolved in a manner responsive to the interests of all of our clients, which could damage our reputation.
The activities of the Business Services Platform and the allocation of BSP expenses have in the past been subject to an SEC order. These and other expense allocation practices could in the future be subject to regulatory scrutiny.
Existing and future relationships between or among our Partner Managers, our products and their investors could give rise to actual or perceived conflicts of interest.
Certain of our GP Capital Solutions products’ Partner Managers directly or through their investment funds, own securities in Blue Owl or its subsidiaries. Additionally, Dyal Fund IV has a passive minority equity interest in Owl Rock Feeder and is an indirect equityholder in Blue Owl. As a result, Dyal Fund IV is entitled to vote on matters submitted to stockholders of Blue Owl generally, including with respect to the election of directors. In addition, Dyal IV Advisors LLC, a controlled affiliate of Blue Owl serves as investment manager to Dyal Fund IV. Dyal Fund IV may have different interests, including different investment horizons, than Blue Owl. However, any decision made with respect to holding or disposing of Dyal Fund IV’s interest in Blue Owl will be determined by Dyal IV Advisors LLC in a manner consistent with its duties to Dyal Fund IV. Because those decisions will be made independent from consideration of Blue Owl’s interests, they may, due to a range of factors, conflict with Blue Owl’s or its stockholders’ own interests at such time.
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
Portfolio companies of funds managed by our Partner Managers may also be borrowers under debt facilities or instruments owned, arranged or managed by our funds. In its capacity as agent or lender under such facilities or instruments, a fund is required to act in the best interests of its stockholders or investors. In certain circumstances, a fund may be required to take actions that may be adverse to the investments owned by funds managed by Partner Managers, which could adversely affect our relationships with the Partner Managers, or potentially impact the value of a GP Capital Solutions product’s investment in such Partner Manager.
From time to time, companies in which our funds or funds managed by our Partner Managers have invested or may invest may enter into sale-leaseback transactions with our Real Estate products. These arrangements could result in our funds or funds managed by our Partner Managers, being creditors to, or equity owners of, such companies at the same time as those companies are tenants of our Real Estate products. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our fund or a fund managed by a Partner Manager, could be required to take actions that may be adverse to those of our Real Estate products in enforcing its rights under the relevant facilities or agreements, or vice versa.

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
We are reliant upon our strong relationships with our Partner Managers for the continued growth and development of business. Due to the number of Partner Managers with which we have relationships, we may compete with existing or prospective Partner Managers, which could negatively impact our ability to attract new Partner Managers to our products who may seek relationships with non-competitors over concerns of sharing information with competitors or other potential conflicts, including the ability to exercise our fiduciary duties. Additionally, our investments in Partner Managers may affect our relationships with other sponsors that are key relationships for our Direct Lending products, because of similar concerns around information sharing or other reasons. While we intend to implement robust procedures to address any such conflict, such procedures may not reduce the perception that such conflicts exist and may make us a less attractive partner/investor.
Our entitlement and that of certain Principals and employees to receive performance income from certain of our products may create an incentive for us to make more speculative investments and determinations on behalf of our products than would be the case in the absence of such performance income.
Some of our products generate performance-based fees, including carried interest. With respect to Dyal Funds I - V and their related co-investment vehicles, none of the carried interest will be allocated to us. We will be allocated 15% of the carried interest attributable to future GP Capital Solutions and Direct Lending products as well as 15% of the carried interest in existing and future Real Estate products. If a new GP Capital Solutions product is formed to facilitate a secondary transaction with respect to any of Dyal Funds I - V (which would include, without limitation, any continuation fund or other new fund whose primary purpose is to acquire directly or indirectly all or a portion of the assets of or interests in the existing GP Capital Solutions funds), any carried interest generated by such fund will not be allocated to us, notwithstanding that such secondary vehicle is formed in the future. Realized performance income not allocated to us is allocated to certain Principals and employees in vehicles not controlled by us. Carried interest and performance based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our products, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future funds. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of the Principals and employees relative to us and our non-participating stockholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our products could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional funds, attract new clients or retain existing clients.
Risks Related to Our Operations
Fulfilling our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and there can be no assurance that we will satisfy these obligations.
As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. The requirements of being a publicly listed company and ongoing compliance with these rules and regulations require a significant commitment of additional resources and management oversight, which increases our operating costs and could divert the attention of our management and personnel from other business concerns.
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
In addition, our internal resources and personnel may in the future be insufficient to avoid accounting errors, and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors in our common stock or investors in our products to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and/or investors’ confidence in our products. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees. In addition, as a public company, we are required to institute comprehensive compliance and investor relations functions. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business. Failure to comply with the requirements of being a public company could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.
Moreover, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We must invest resources to comply with evolving laws, regulations and standards, and such investment may result in increased general and administrative expenses. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and there could be a material adverse effect on our business, financial condition, cash flows and results of operations.

The anticipated benefits of future acquisitions that we may pursue may not be realized or may take longer than expected to realize.
We may pursue acquisitions of assets or business that are complementary to our business. For any such acquisitions, the optimization of our combined operations may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such future acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such acquisitions.
The integration of our acquisitions may present material challenges, including, without limitation:
•combining leadership teams and corporate cultures;
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of a new asset or business;
•managing a larger combined business;
•maintaining employee morale and retaining key management and other employees, including by offering sufficiently attractive terms of employment;
•retaining existing business and operational relationships, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•managing expense loads and maintaining currently anticipated operating margins given that products may be different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our products; and
•unanticipated issues in integrating information technology, communications and other systems.
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

We may continue to enter into new product lines and expand into new investment strategies, geographic markets and businesses, each of which may result in upfront costs and additional risks and uncertainties in our business.
We intend, if market conditions warrant, to grow our business by increasing FPAUM in existing products and expanding into new investment strategies, geographic markets (including in both U.S. and non-U.S. markets) and products. For example, in December 2021 we completed the Oak Street Acquisition, which focuses on structuring sale-leasebacks, including triple net leases, and in April 2022 we completed the Wellfleet Acquisition, which focuses on the management of CLO portfolios of broadly syndicated leveraged loans. We may pursue growth through acquisitions of other investment management companies, expansion into new markets, acquisitions of critical business partners or other strategic initiatives, in each case, which may include entering into new lines of business.
Attempts to expand our business involve a number of special risks, including some or all of the following:
•the required investment of capital and other resources;
•the diversion of management’s attention from our core products;
•the assumption of liabilities in any acquired business;
•the disruption of our ongoing business;
•entry into markets or lines of business in which we may have limited or no experience, and which may subject us to new laws and regulations which we are not familiar or from which we are currently exempt;
•increasing demands on our operational and management systems and controls;
•compliance with or applicability to our business or our funds’ portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and the impact that noncompliance or even perceived noncompliance could have on us and our funds’ portfolio companies;
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
Rapid growth of our business may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
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
•providing current and future fund investors and stockholders with accurate and consistent reporting;
•implementing new or updated information and financial systems and procedures; and
•training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.
We may not be able to manage our expanding operations effectively and may not be ready to continue to grow because of operational needs, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
Our use of leverage to finance our business or that of our products and our BDCs exposes us to substantial risks. Any security interests or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt.
We may choose to finance our business operations through the issuance of senior notes, borrowings under our Revolving Credit Facility or by issuing additional debt in the future. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage. The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which could cause the interest rate applicable to borrowings under the Revolving Credit Facility to increase and could result in other material adverse effects on our business. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our cost of borrowing. Furthermore, our Revolving Credit Facility contains certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. Additionally, for many Direct Lending funds, the gross asset value used as the base for the management fee includes investments purchased with leverage. If we are unable to obtain leverage at the expected level, or at all, this will have a negative impact on our ability to realize the full fee potential of any particular fund.
Blue Owl may provide financial guarantees of performance in connection with certain investments, particularly in our Real Estate product-line, to certain lenders to its products and investments. Lenders in commercial real estate financing customarily will require such guarantees, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. It is expected that commercial real estate financing arrangements will generally require such guarantees and in the event that such a guarantee is called, Blue Owl’s assets could be materially and adversely affected.
As borrowings under our senior notes, Revolving Credit Facility and any future indebtedness mature, we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Revolving Credit Facility are SOFR-based obligations. As a result, an increase in SOFR will increase our interest costs if such borrowings are not been hedged into fixed rates in the future.
Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
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
Risks Related to Personnel
We depend on our senior management team, senior investment professionals and other key personnel to provide their services to us and our products.
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
In addition, each of Doug Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (each a “Key Individual”) is entitled to significant compensation payments and under certain circumstances (including the Key Individual’s death or disability), the Key Individual (or his estate) is entitled to retain those payments for up to five years following such person’s ceasing to be employed by us. While we continue to make such payments, we may need to find or promote new employees to replace the former Key Individual, which may require additional significant compensation to be paid by us, which could adversely affect our earnings.
Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain fund investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Ethics and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our products and us. Our business often requires that we deal with confidential matters of great significance to companies in which our products may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
It is not always possible to detect or deter misconduct by employees or third-party service providers, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees, former employees or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of fund investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our products’ investments as well as our third-party service providers may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation.
Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
The success of our business will continue to depend upon us attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our future growth and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly-skilled and highly-qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor funds.
Risks Related to Our Legal and Regulatory Environment
Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
Our business, as well as the financial services industry generally, is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, securities, antitrust, anti-money laundering, anti-bribery, tax and privacy. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. The financial services industry may continue to face a difficult regulatory environment under the current presidential administration. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed a number of new rules that, if adopted as proposed, would impose significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, indemnification, and side letters), and the SEC is expected to propose additional changes in the future. If these, or other similar, proposals become policy, such developments, including investors’ perceptions of and responses to such proposals, could potentially have a material adverse effect on our business, our products and the businesses of the companies in which our products invest.
We have expanded our business to Canada, the U.K., Hong Kong and Singapore. Differences between the laws and rules governing our business in these jurisdictions compared to the United States result in inconsistent regulatory requirements that it may not be possible to fully reconcile in a cost-efficient manner across our business.
The SEC oversees the activities of certain of our subsidiaries that are registered investment advisers under the Advisers Act and the activities of our BDCs that are regulated under the Investment Company Act.
Investment Advisers Act of 1940
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
Investment Company Act
Our subsidiaries are the advisers to our BDCs, which are subject to the rules and regulations under the Investment Company Act. Our BDCs are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act. Furthermore, advisers to our BDCs have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants BDC stockholders a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
While we exercise broad discretion over the day-to-day management of our BDCs, each of our BDCs is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each of our BDC’s boards include, among other things, approving our advisory contract with the applicable BDC that we manage; approving certain service providers; monitoring transactions involving affiliates; and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, will provide the audit committee of each of our BDCs with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our BDCs oversees the valuation designee and reports to the respective BDC’s board of directors on any valuation matters requiring such board’s attention. The advisory contracts with each of our BDCs may be terminated by the stockholders or directors of such BDC on not more than 60 days’ notice, and are subject to annual renewal by each respective BDC’s board of directors after an initial two-year term.
Our BDCs are also prohibited from knowingly participating in certain transactions with their affiliates, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. For additional details, see “—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.”
The Dodd-Frank Act
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
Other Securities Laws
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, and the Commodity Exchange Act. Those exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The revocation, challenge or unavailability of these exemptions could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our business. For example, Rule 506 of Regulation D under the Securities Act includes “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell our products and therefore a significant portion of our business would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
Compliance with existing and new regulations subjects us to significant costs. Any changes or other developments in the regulatory framework applicable to our business and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or limit the manner in which we conduct our business. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or our broker-dealer affiliate as a registered broker-dealer.
Even if a sanction is imposed against us, one of our subsidiaries or our affiliates or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material. The adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our business, making it harder for us to raise new and successor funds and discouraging others from doing business with us or accepting investments from our products.
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
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus on concerns related to fiduciary duty transparency and investor disclosure practices (see “—Conflicts of interest may arise in our allocation of capital and co-investment opportunities”). Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, climate-related disclosures and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.

Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in a BDC board’s methodologies or procedures, we and/or members of any such BDC’s board and management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
Regulations governing the operations of certain of our fund vehicles affect their ability to raise, and the way in which the applicable funds raise, additional capital.
Our BDCs have elected to be regulated as business development companies under the Investment Company Act. Many of the regulations governing business development companies restrict, among other things, the amount of leverage they can incur and co-investments and other transactions with other entities within Blue Owl. Certain of our products may be restricted from engaging in transactions with our BDCs and their subsidiaries. As BDCs regulated under the Investment Company Act, our BDCs may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act.
BDCs are not generally able to issue and sell their common stock at a price below net asset value per share. BDCs may, however, issue and sell their common stock, or warrants, options or rights to acquire such common stock, at a price below the then-current net asset value of such common stock if (1) the applicable BDC’s board of directors determines that such sale is in the BDC’s best interests and the best interests of the BDC’s stockholders, and (2) the applicable BDC’s stockholders have approved a policy and practice of making such sales within the preceding 12-months. In any such case, the price at which the securities of BDCs are to be issued and sold may not be less than a price which, in the determination of the applicable board of directors, closely approximates the market value of such securities.
In addition, as BDCs that are subject to regulations under the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their asset coverage ratio equals at least 150% after each such issuance, except in the instance of ORCC II, which is required to maintain an asset coverage ratio of at least 200%. Our BDCs’ ability to pay dividends will be restricted if such BDC’s asset coverage ratio falls below the required asset coverage ratio and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our BDCs, and as a result, on us.
For U.S. federal income tax purposes, our BDCs have elected to be treated as RICs under Subchapter M of the Code and one or more funds that we manage includes in its structure a real estate investment trust (“REIT”). To maintain their status as RICs or REITs, each such vehicle must meet, among other things, certain source of income, asset and annual distribution requirements. Qualification as a REIT also depends on a REIT’s ability to meet various tax requirements, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. Each of our REITs and RICs (including our BDCs) is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC or REIT status, as applicable. If a REIT or a RIC fails to qualify as a REIT or RIC in any taxable year, it will generally be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its investors. If any of our BDCs fail to maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce their net assets, which could have a material adverse effect on our BDCs, and as a result, on the management fees we may earn from our BDCs.
We and our products are subject to increasing scrutiny from certain investors, third party assessors and our stockholders with respect to ESG matters.
We and our products face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our stockholders related to ESG matters, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we, our products and our products’ portfolio companies risk damage to our brands and reputations if we or they do not (or are perceived to not act) responsibly either with respect to ESG matters or in considering ESG factors in our investment processes. Adverse incidents related to ESG could impact the value of our brand, the brand of our products or our products’ portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors and other stakeholders will determine that any of our ESG initiatives, goals or commitments are sufficiently robust. There can be no assurance that we will be able to accomplish any announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all.

In recent years, certain institutional investors, including public pension funds, have placed increasing importance on the ESG policies and practices of the products to which they commit capital and investors may decide not to commit capital to future fundraises based on their assessment of our approach to and consideration of ESG. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG practices or ratings do not meet the standards set by such investors or organizations, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in our products or common stock, and we may face reputational damage. At the same time, various stakeholders may have differing approaches to ESG activities or divergent views on ESG matters. Similarly, it is expected that investor and/or stockholder demands will require us to spend additional resources and place increasing importance on ESG matters in our review of prospective investments and management of existing ones. Devoting additional resources to ESG matters could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. To the extent our access to capital from investors focused on ESG ratings or matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues.
We are subject to increasing scrutiny from regulators with respect to ESG matters and the regulatory disclosure landscape surrounding ESG matters continues to evolve.
ESG matters have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. These proposed rules are not in final form and therefore we cannot determine how they may affect our products. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for fund investors, funds and asset managers in relation to ESG factors (the “SFDR”), for which most rules took effect beginning on March 10, 2021; (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”); (c) amendments to existing regulations including MiFID II and the EU Alternative Investment Fund Managers Directive (the “AIFMD”); and (d) Directive (EU) 2022/2464 as regards corporate sustainability reporting (the “CSRD”).
There are still uncertainties regarding the operation of these requirements, and a lack of established market practice, which can lead to data gaps or methodological challenges which may affect our ability to collect relevant data. There is a risk that a reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to the SFDR categorization of financial products could adversely affect our ability to raise capital from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. is in the process of introducing mandatory TCFD-aligned disclosure requirements for U.K. regulated firm. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average.
In addition, the U.K. FCA is consulting on additional sustainability disclosure requirements and sustainability labels for investment products. The FCA published a consultation paper in late October 2022, proposing a three-tiered system with different levels of disclosures targeted at different types of investors and different classifications for products according to their sustainability activities and objectives. The proposed scope of application includes asset managers and FCA-regulated asset owners. The FCA is also considering how (if at all) the regime should apply to funds that are being marketed into the U.K.
As a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our products with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that our products may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of our funds.
The effect of global climate change and climate-change related regulation and sustainability concerns could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We, our products and our products’ portfolio companies may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. For some of our products and our products’ portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, to the extent weather conditions are affected by climate change, energy use by us, our products or our products’ portfolio companies could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us, our products or our products’ portfolio companies. On the other hand, a decrease in energy use due to weather changes may affect some of our products’ portfolio companies’ financial condition through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if certain stakeholders, such as our investors or stockholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our products’ existing portfolios, the new investments made by our products, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerabilities that exposed sensitive customer information. More recently the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, and registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties for breach of privacy laws. For example, the maximum penalty for breach of the GDPR, is the greater of 20 million Euros and 4% of group annual worldwide turnover. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
We are subject to litigation risks, and consequently, we may face liabilities and damage to our professional reputation as a result.
Legal liability could have a material adverse effect on our business, financial condition or results of operations or cause reputational harm to us. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and to pursue investment opportunities for our products. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our business.
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
Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by our products.
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
The U.K.’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. In addition, in March 2021, the FCA announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 21, 2021. As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023, absent subsequent action by the relevant authorities. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. It is unclear if after June 30, 2023 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The discontinuance of LIBOR, as well as uncertainty related to the establishment of any alternative reference rate, may adversely affect our cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earning from or value of our investment portfolio.
Central banks and regulators in a number of major jurisdictions (for example, United States, U.K., EU, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On December 6, 2021, the ARRC released a statement selecting and recommending the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative rate for LIBOR, and on March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), pursuant to which certain contracts that rely on LIBOR and do not contain procedures for determining an alternative base rate in the event that LIBOR is discontinued will transition from LIBOR to SOFR, effective July 1, 2023. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Although SOFR plus the recommended spread adjustment appears to be the preferred replacement rate for U.S. dollar LIBOR, and its use continues to steadily grow, at this time it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, U.K. or elsewhere. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to our investments or on our overall financial condition or results of operations. Since 2022, some of our BDCs’ new investments are indexed to SOFR; however they have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process, and we do not expect that the transition will have a material impact on their business, financial condition or results of operations; however, our products, borrowers of our products and our Partner Managers and their respective portfolio companies will need to renegotiate the credit agreements extending beyond 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which, to the extent our products are lenders, could have an adverse impact on their performance, could have an adverse impact on our products’ and their portfolio companies’ results of operations. Moreover, if LIBOR ceases to exist, our products and their portfolio companies may need to renegotiate certain terms of their credit facilities. If our products and their portfolio companies are unable to do so, amounts drawn under their credit facilities may bear interest at a higher rate, which would increase the cost of their borrowings and, in turn, affect their results of operations.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
Certain states and other regulatory authorities require investment managers to register as lobbyists. We are registered as a lobbyist in California. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal record keeping, and may also prohibit the payment of contingent fees.
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
As we have public pension plans that are investors in our products, these rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any prohibited contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their Principals, prior to our ownership or employment of such person, could affect our product raising. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to comply with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. In the event of delay or failure by a prospective investor to produce any such information required for verification purposes, we may refuse to admit the investor to our products. We may from time-to-time request (outside of the subscription process), and our products’ investors will be obligated to provide to us as appropriate upon such request, additional information as from time to time may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our products’ investors and suspicious activities involving the interests of our products. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. Laws or regulations may presently or in the future require us, our products or any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain non-U.S. countries, territories, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become subject of such actual or threatened enforcement. In addition, any sanctions imposed by the United States and other countries in connection with the war between Russia and Ukraine may impact portfolio companies of our funds, which may in turn impact us.
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
We are subject to laws and regulations in the EEA, including AIFMD, which may increase our regulatory costs and burdens.
AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the EEA.
To the extent any one of our products is actively marketed to investors domiciled or having their registered office in the EEA: (i) we and such fund will be subject to certain reporting, disclosure and other compliance obligations under AIFMD, which will result in such funds incurring additional costs and expenses; (ii) we and such fund may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions, which would result in such fund incurring additional costs and expenses or may otherwise affect the management and operation of such fund; (iii) we will be required to make detailed information relating to such fund and its investments available to regulators and third parties; and (iv) AIFMD will also restrict certain activities of such fund in relation to EEA investments, including, in some circumstances, such fund’s ability to recapitalize, refinance or potentially restructure an EEA portfolio company within the first two years of ownership, which may in turn affect operations of such fund generally. In addition, it is possible that some EEA jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in those jurisdictions, which may make it more difficult for our products to raise their targeted amount of commitments. We rely on a third party provider to ensure our compliance with these regulations, including required registrations, which may increase our compliance costs and risk of non-compliance.
In the future, it may be possible for non-EEA alternative investment fund managers (“AIFMs”) to market an alternative investment fund (“AIF”) within the EEA pursuant to a pan-European marketing “passport,” instead of under national private placement regimes. Access to this passport may be subject to the non-EEA AIFM complying with various additional requirements under AIFMD, which may include one or more of the following: additional conduct of business and organizational requirements; rules relating to the remuneration of certain personnel; minimum regulatory capital requirements; restrictions on the use of leverage; additional disclosure and reporting requirements to both investors and EEA home state regulators; independent valuation of an AIF’s assets; and the appointment of an independent depositary. Certain EEA Member States have indicated that they will cease to operate national private placement regimes when, or shortly after, the passport becomes available, which would mean that non-EEA AIFMs to whom the passport is available would be required to comply with all relevant provisions of AIFMD in order to market to professional investors in those jurisdictions. As a result, if in the future non-EEA AIFMs may only market in certain EEA jurisdictions pursuant to a passport, we may not seek to market interests in our products in those jurisdictions, which may lead to a reduction in the overall amount of capital invested in our products. Alternatively, if we sought to comply with the requirements to use the passport, this could have adverse effects including, amongst other things, increasing the regulatory burden and costs of operating and managing certain of our products and their investments, and potentially requiring changes to compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel.

Certain of the funds or accounts we advise or manage are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code, and our business could be adversely affected if certain of our other funds or accounts fail to satisfy an exception under the “plan assets” regulation under ERISA.
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
Changes in tax policies and regulations may create uncertainty for our business and investment strategies.
The Presidential administration and the U.S. Congress may introduce new policies and regulations or enforce existing policies and regulations that may create uncertainty for our business and investment strategies, which could have an adverse impact on us. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. While the application of this new law is uncertain and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blue Owl may be required to pay. As required under GAAP, we reviewed the impact on income taxes due to the change in legislation and concluded there was no material impact to the financial statements as of December 31, 2022.
Risks Related to Our Structure and Governance
Blue Owl has elected to be treated as, a “controlled company” within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of directors of Blue Owl is held by an individual, a group or another company, Blue Owl will qualify as a “controlled company” under the NYSE listing requirements. The Principals control a majority of the voting power of our outstanding capital stock. As a result, Blue Owl qualifies as and has elected to be treated as a “controlled company” under the NYSE listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
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
Entities controlled by the Principals hold all of the issued and outstanding Class D Shares (and will hold all of the Class B Shares to the extent any are issued and outstanding in the future). Accordingly, until such time as the Principals own less than 25% of their aggregate ownership, the Principals will hold 80% of the voting power of Blue Owl’s capital stock on a fully-diluted basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Principals may have interests that differ from our stockholders and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Blue Owl, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Blue Owl, and might ultimately affect the market price of Class A Shares.
Potential conflicts of interest may arise among the holders of Class B and Class D Shares and the holders of our Class A and Class C Shares.
The Principals hold all of the Class D Shares (and will hold all of the Class B Shares to the extent any are issued and outstanding in the future). As a result, conflicts of interest may arise among the Principals, on the one hand, and us and holders of our Class A and Class C Shares, on the other hand. The Principals have the ability to influence our business and affairs through their ownership of the high vote shares of our common stock, their general ability to appoint our board of directors, and provisions under the Investor Rights Agreement dated as of December 29, 2021, between Blue Owl, Altimar Sponsor LLC, certain equityholders of Altimar Acquisition Corporation and certain former equity holder of Owl Rock and certain former equity holders of Dyal Capital (the “Investor Rights Agreement”) and our certificate of incorporation requiring their approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A and Class C Shares are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.
Further, through their ability to elect our board of directors, the Principals have the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, allocation of expenses, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Common Units (as defined in Note 1 to the Financial Statements) and our Class A Shares.
In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that the Principals hold their Blue Owl Operating Group Units directly or through pass-through entities that are not subject to corporate income taxation.
Delaware law, our certificate of incorporation and our bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation and the General Corporation Law of the State of Delaware, as amended (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Blue Owl’s Class A Shares. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

•the requirement that directors may only be removed from the Board for cause;
•the inability of stockholders to act by written consent;
•the requirement that a special meeting of stockholders may be called only by the Board, the chairman of the Board or Blue Owl’s chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;
•the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the composition of the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
In addition, as a Delaware corporation, the Registrant is generally subject to provisions of Delaware law, including the DGCL, although we have elected not to be governed by Section 203 of the DGCL.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
In addition, the provisions of the Investor Rights Agreement provide the stockholders party thereto with certain board representation and other consent rights that could also have the effect of delaying or preventing a change in control.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of Blue Owl to Blue Owl or our stockholders, or any claim for aiding and abetting such alleged breach, (c) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders (i) arising pursuant to any provision of the DGCL, our certificate of incorporation (as it may be amended or restated) or our bylaws or (ii) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (d) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (a) through (b), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (1) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (2) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (3) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XIII of our certificate of incorporation does not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our or its directors, officers, stockholders, agents or other employees, which may discourage such lawsuits.

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
The Registrant is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.
The Registrant is a holding company with no material assets other than its indirect ownership of the GP Units (as defined in Note 1 to the Financial Statements) through Blue Owl GP and certain deferred tax assets. As a result, the Registrant has no independent means of generating revenue or cash flow. The Registrant’s ability to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends will depend on the financial results and cash flows of the Blue Owl Operating Partnerships and the distributions it receives (directly or indirectly) from the Blue Owl Operating Partnerships. Deterioration in the financial condition, earnings or cash flow of the Blue Owl Operating Partnerships for any reason could limit or impair the Blue Owl Operating Partnerships’ ability to pay such distributions. Additionally, to the extent that the Registrant or Blue Owl GP needs funds and the Blue Owl Operating Partnerships are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or the Blue Owl Operating Partnerships are otherwise unable to provide such funds, it could materially adversely affect the Registrant’s liquidity and financial condition.
Subject to the discussion herein, the Blue Owl Operating Partnerships expect to continue to be treated as partnerships for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of interests in the Blue Owl Operating Partnerships. Accordingly, Blue Owl GP will be required to pay income taxes on its allocable share of any taxable income of the Blue Owl Operating Partnerships. Under the terms of the Blue Owl Limited Partnership Agreements, the Blue Owl Operating Partnerships are obligated to make tax distributions to holders of interests in the Blue Owl Operating Partnerships calculated at certain assumed tax rates.
In addition to tax expenses, Blue Owl will also incur expenses related to its operations, including Blue Owl GP’s payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by the Blue Owl Operating Partnerships (excluding payment obligations under the Tax Receivable Agreement). Blue Owl intends to cause Blue Owl GP to cause the Blue Owl Operating Partnerships to make ordinary distributions and tax distributions to holders of the interests in the Blue Owl Operating Partnerships on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments by Blue Owl GP under the Tax Receivable Agreement and dividends, if any, declared by Blue Owl. However, as discussed above, the Blue Owl Operating Partnerships’ ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of the Blue Owl Operating Partnerships and restrictions on distributions that would violate any applicable restrictions contained in the Blue Owl Operating Partnerships’ debt agreements, or any applicable law, or that would have the effect of rendering the Blue Owl Operating Partnerships insolvent. To the extent that Blue Owl GP is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although the Blue Owl Operating Partnerships generally will not be subject to any entity-level U.S. federal income tax, they may be liable under current U.S. federal tax laws governing audits of partnerships for adjustments to prior year tax returns, absent an election to the contrary. In the event the Blue Owl Operating Partnerships’ calculations of taxable income are incorrect, the Blue Owl Operating Partnerships and/or their partners, including the Registrant or Blue Owl GP, in later years may be subject to material liabilities under these rules.
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
Certain equity holders have exchanged, and may in the future exchange, their Common Units, together with the cancellation of an equal number of Class C Shares or Class D Shares, for Class A Shares or Class B Shares, respectively, or cash pursuant to the Blue Owl Operating Partnership Agreements and the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. Such transactions have resulted in, or are in the future expected to result in, increases in the Registrant’s (and Blue Owl GP’s) allocable share of the tax basis of the tangible and intangible assets of the Blue Owl Operating Partnerships. These increases in tax basis may increase for income tax purposes depreciation and amortization deductions, and therefore reduce the amount of tax that the Registrant or Blue Owl GP would otherwise be required to pay had such sales and exchanges never occurred.
In connection with the Business Combination, Blue Owl GP entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain tax benefits, if any, that Blue Owl GP realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Blue Owl GP, the corporations acquired from certain former Owl Rock equity holders in the transaction, and tax benefits related to entering into the Tax Receivable Agreement. Those payments are the obligation of Blue Owl GP and not of Blue Owl Operating Partnerships. The actual increase in Blue Owl GP’s allocable share of the Blue Owl Operating Partnerships’ tax basis in their assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Shares at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of the Registrant’s (and Blue Owl GP’s) income. While many of the factors that will determine the amount of payments that Blue Owl GP will make under the Tax Receivable Agreement are outside of its control, Blue Owl GP expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on Blue Owl’s financial condition. Any payments made by Blue Owl GP under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Registrant and Blue Owl GP. To the extent that Blue Owl GP is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, Blue Owl GP’s obligation to make payments under the Tax Receivable Agreement could make Blue Owl a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be realized or deemed realized under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits the Registrant or Blue Owl GP realizes or be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Registrant or Blue Owl GP determines, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that the Registrant or Blue Owl GP takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Registrant or Blue Owl GP are disallowed, recipients of payments under the Tax Receivable Agreement will not be required to reimburse the Registrant or Blue Owl GP for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by Blue Owl GP under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by the Registrant or Blue Owl GP may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Blue Owl GP might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances Blue Owl GP could make payments under the Tax Receivable Agreement in excess of Blue Owl’s or Blue Owl GP’s actual tax savings, which could materially impair Blue Owl’s financial condition.
Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or Blue Owl GP’s exercise of early termination rights, Blue Owl GP’s obligations under the Tax Receivable Agreement will accelerate and Blue Owl GP will be required to make a lump-sum cash payment under the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to Blue Owl GP’s future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that the Registrant or Blue Owl GP realizes subsequent to such payment because such payment would be calculated assuming, among other things, that the Registrant and Blue Owl GP would have certain tax benefits available to it and that the Registrant and Blue Owl GP would be able to use the potential tax benefits in future years.
There may be a material negative effect on the Registrant’s liquidity if the payments required to be made by Blue Owl GP under the Tax Receivable Agreement exceed the actual tax savings that the Registrant (or Blue Owl GP) realizes. Furthermore, Blue Owl GP’s obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
Adverse developments in U.S. and non-U.S. tax laws could have a material and adverse effect on our business. Our effective tax rate and the amount of “tax distributions” that the Blue Owl Operating Partnerships are required to make to equity holders could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
The Registrant and Blue Owl GP are subject to U.S. federal income taxation, and the Registrant, Blue Owl GP, and the Blue Owl Operating Partnerships and their subsidiaries are subject to income taxation by certain states and municipalities and certain foreign jurisdictions in which such subsidiaries operate. In addition, the Blue Owl Operating Partnerships are required to make tax distributions to their partners pursuant to the Blue Owl Limited Partnership Agreements. In determining our tax liability and obligation to make tax distributions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing U.S. or non-U.S. jurisdictions could seek to impose incremental, retroactive, or new taxes on us. Such changes may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and result in a corresponding increase in the amount of payments under the Tax Receivable Agreement and/or a corresponding increase in the tax distributions that the Blue Owl Operating Partnerships will be required to make. In addition, there may be changes in law related to the Base Erosion and Profit Shifting Project of the Organization for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other pass-through entities. Any adverse developments in these and other U.S. or foreign laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate, which could similarly adversely affect our financial condition and results of operations.

The Blue Owl Operating Partnerships may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments by Blue Owl GP under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends to our stockholders, the direct or indirect holders of Common Units would benefit from any value attributable to such cash as a result of their ownership of our stock upon an exchange of their Common Units.
Blue Owl GP receives a pro rata portion of any distributions made by the Blue Owl Operating Partnerships. Any cash received from such distributions is first be used to satisfy any tax liability and then used to make any payments required to be made by Blue Owl GP under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Blue Owl Operating Group Agreements require the Blue Owl Operating Partnerships to make certain distributions to holders of Common Units and to Blue Owl GP pro rata to facilitate the payment of taxes with respect to the income of the Blue Owl Operating Partnerships that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
No adjustments to the exchange ratio of Common Units for shares of our common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends and instead, for example, hold such cash balances or use such cash for certain other purposes, this may result in shares of our stock increasing in value relative to the Common Units. The holders of Common Units may benefit from any value attributable to such cash balances if they acquire shares of our stock in an exchange of Common Units.
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
The market price of our Class A Shares is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors. In addition, the volume of trading in our Class A Shares may fluctuate and cause significant price variations to occur. If the market price of our Class A Shares declines significantly, holders of our Class A Shares may be unable to resell their shares at or above their purchase price, if at all. Some of the factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of shares of our Class A Shares include:
•the impact of market and political conditions;
•the inability to recognize the anticipated benefits of acquisitions that we may pursue, which may be affected by, among other things, competition, Blue Owl’s inability to grow and manage growth profitably, and retain its key employees;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in market valuations of similar companies;
•the impact of the COVID-19 pandemic on Blue Owl’s business;
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
A decline in our share price could subject us to securities class action litigation.
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
Future offerings of debt or offerings or issuances of equity securities by us may adversely affect the market price of our Class A Shares or otherwise dilute all other stockholders.
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
Issuing additional Class A Shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Shares or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A Shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York. We also lease office space in other cities around the world. We consider these facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Financial Statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 11 to our Financial Statements for additional information.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
Blue Owl Capital Inc.’s Class A Shares trade on the NYSE under the symbol “OWL.”
Holders of Record
As of February 22, 2023, there were 19 holders of record of our Class A Shares. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information, as of December 31, 2022, relating to the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Exercised of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	57,409,887	—	36,130,910
Equity compensation plans not approved by security holders	—	—	—
Total	57,409,887	—	36,130,910
(1) Column (a) reflects 26,650,986 Class A Shares issuable in respect of RSUs outstanding as of December 31, 2022, and 30,758,901 Class A Shares issuable in respect of Incentive Units outstanding as of December 31, 2022. Column (c) represents total Class A Shares approved to be issued under the 2021 Equity Incentive Plan of 101,230,522 reduced by 26,650,986 RSUs outstanding and 38,448,626 for the Incentive Units outstanding, as Incentive Units reduce the number of Class A Shares available to be issued under the 2021 Equity Incentive Plan by a factor of 1.25 under the terms of the 2021 Equity Incentive Plan.
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

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. Prior to the Business Combination Date, stock prices used for Blue Owl represent the trading activity for Altimar from the date of Altimar’s initial public offering on December 14, 2020.

	December 14, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Blue Owl	$100	$112	$147	$109
S&P 500 Index	$100	$103	$133	$109
Dow Jones U.S. Asset Managers Index	$100	$104	$147	$115
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Share Repurchases in the Fourth Quarter of 2022
The table below presents purchases made by or on behalf of Blue Owl Capital Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A common stock during each of the indicated periods ($ in thousands; except share data):

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2022 - October 31, 2022	3,237,584	$9.17	3,237,584	$110,547
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	1,379,214	10.86	1,379,214	95,574
Total	4,616,798		4,616,798

(1)On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of December 31, 2024 and the purchase of all shares available under the Program.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors” of this report, and should be read in conjunction with the Financial Statements.
Overview

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(9,289)	$(376,171)

Fee-Related Earnings(1)	$800,131	$451,684

Distributable Earnings(1)	$742,802	$427,322
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Our results for the year ended 2021 do not include the results of Oak Street or Wellfleet, and include partial results of Dyal Capital; therefore, prior period amounts are not comparable to current period. Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition (collectively “Acquisitions”).
Assets Under Management

Blue Owl AUM: $138.2 billion FPAUM: $88.8 billion

Direct Lending Products AUM: $68.6 billion FPAUM: $49.0 billion	GP Capital Solutions Products AUM: $48.5 billion FPAUM: $28.8 billion	Real Estate Products AUM: $21.1 billion FPAUM: $11.0 billion

Diversified Lending Commenced 2016 AUM: $39.6 billion FPAUM: $25.4 billion	GP Minority Equity Commenced 2010 AUM: $46.6 billion FPAUM: $27.8 billion	Net Lease Commenced 2009 AUM: $21.1 billion FPAUM: $11.0 billion
Technology Lending Commenced 2018 AUM: $16.0 billion FPAUM: $12.1 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.8 billion
First Lien Lending Commenced 2018 AUM: $3.3 billion FPAUM: $2.7 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.3 billion FPAUM: $0.1 billion
Opportunistic Lending Commenced 2020 AUM: $2.3 billion FPAUM: $1.5 billion
CLOs Commenced 2022 AUM: $7.4 billion FPAUM: $7.3 billion

We finished the year ended December 31, 2022 with $138.2 billion of AUM, which included $88.8 billion of FPAUM. For the year ended 2022, approximately 93% of our management fees were earned on AUM from Permanent Capital. As of December 31, 2022, we have approximately $10.8 billion in AUM not yet paying fees, providing approximately $141 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, elsewhere in the world.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth. In 2022, macroeconomic factors, including inflation, interest rates, global gross domestic product (“GDP”) growth, geopolitical instability and the impact of COVID-19 variants on economic growth, drove significant volatility in the public equity and fixed income markets. U.S. inflation rose steeply through the first half of 2022, and although it eased during the second half of 2022, it has remained at an elevated level. In an effort to combat inflation, the Federal Reserve began raising its target federal funds range during the first quarter of 2022 and continued raising throughout the year, weighing on U.S. GDP growth and corporate earnings.
Through an environment where capital availability was more scarce, our Direct Lending products took market share, providing financing solutions to sponsors and companies at wider spreads and lower loan to value ratios on average, though our Direct Lending origination volume was impacted by the market environment and declined year over year. Rising interest rates had a beneficial impact to our management fees, as higher base rates drove a meaningful increase in Part I Fees for the year.
Despite a more challenging industry fundraising backdrop, we held a final close for Dyal Fund V in 2022 at $12.9 billion, surpassing the initial $9 billion target. The deployment potential for investment remains attractive with significant capital needs across the private alternative asset management universe.
Across the real estate industry, rising interest rates pressured cap rates and restrained transaction volume, while the inflationary environment in conjunction with higher interest expense impacted net operating income for many real estate owners. Our Real Estate products, focused on triple net lease, benefited from the inflation-mitigating net lease structure and raised meaningful amounts of capital as we launched fundraising for a couple of new products in the second half of 2022.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Item 1A. Risk Factors—Risks Related to Macroeconomic Factors.”
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
As of December 31, 2022, assets under management related to us, our executives and other employees totaled approximately $3.1 billion (including $1.1 billion related to accrued carried interest). A portion of these assets under management are not charged fees.

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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $141 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Year Ended Ended December 31, 2022

6%
1%
93%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Year Ended December 31, 2022				Year Ended December 31, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$39,227	$39,906	$15,362	$94,495	$27,101	$26,220	$—	$53,321
Acquisition	6,529	—	—	6,529	—	—	15,362	15,362
New capital raised	12,104	9,023	3,662	24,789	4,163	4,466	—	8,629
Change in debt	10,957	—	1,073	12,030	7,325	—	—	7,325
Distributions	(1,651)	(1,803)	(1,210)	(4,664)	(848)	(579)	—	(1,427)
Change in value / other	1,441	1,384	2,198	5,023	1,486	9,799	—	11,285
Ending Balance	$68,607	$48,510	$21,085	$138,202	$39,227	$39,906	$15,362	$94,495

Direct Lending. Increase in AUM for the year ended December 31, 2022 was driven by the following:
•$6.5 billion from the Wellfleet Acquisition.
•$6.8 billion new capital raised in diversified lending, primarily driven by private wealth fundraising in ORCIC and a separately managed account.
•$4.1 billion new capital raised in technology lending, driven by continued fundraising in ORTF II and ORTIC.
•$1.0 billion in new capital raised in CLOs.
•$11.0 billion of additional net debt commitments across all of Direct Lending, as we continue to opportunistically manage leverage in our BDCs.
•$1.7 billion in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material in 2022.
•$1.4 billion of overall appreciation across the platform.
GP Capital Solutions. Increase in AUM for the year ended December 31, 2022 was driven by new capital raised, primarily in Dyal Fund V and related co-investment vehicles, and overall appreciation across all of our major products, partially offset by distributions in co-investment vehicles and Dyal Fund III.

Real Estate. Increase in AUM for the year ended December 31, 2022 was driven by new capital raised of $3.7 billion across various products, primarily Oak Street Real Estate Capital Fund VI, our recently launched triple net-lease drawdown fund, and Oak Street Net Lease Trust, our recently launched REIT, additional net debt commitments of $1.1 billion, primarily related to Oak Street Net Lease Trust, and $2.2 billion of overall appreciation across the platform, partially offset by distributions across various products.
Changes in FPAUM

	Year Ended December 31, 2022				Year Ended December 31, 2021
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$32,029	$21,212	$8,203	$61,444	$20,862	$17,608	$—	$38,470
Acquisition	6,501	—	—	6,501	—	—	8,203	8,203
New capital raised / deployed (1)	12,472	9,425	3,304	25,201	10,598	3,700	—	14,298
Fee basis step down (1)	—	(1,779)	—	(1,779)	—	—	—	—
Distributions	(1,695)	(86)	(998)	(2,779)	(824)	(96)	—	(920)
Change in value / other	(266)	—	488	222	1,393	—	—	1,393
Ending Balance	$49,041	$28,772	$10,997	$88,810	$32,029	$21,212	$8,203	$61,444
(1)Reflects a change in classification during the fourth quarter of 2022 from fee basis step down to new capital raised / deployed for the fee holiday expiration in GP Capital Solutions Dyal Fund V of $2.1 billion on January 1, 2022.

Direct Lending. Increase in FPAUM for the year ended December 31, 2022 was driven by a combination of continued fundraising and debt deployment, and the Wellfleet acquisition, partially offset by distributions, which primarily related to dividends paid from our BDCs, and a change in methodology included within change in value / other that reduced FPAUM by approximately $1.5 billion.
GP Capital Solutions. Increase in FPAUM for the year ended December 31, 2022 was driven by new capital raised, primarily in Dyal Fund V. Additionally, the expiration of a fee holiday in Dyal Fund V on January 1, 2022, drove an increase in FPAUM of $2.1 billion, which was partially offset by a decrease in FPAUM in Dyal Fund I of $0.8 billion, as such fund no longer pays management fees, and a step down of $0.9 billion from committed to invested capital in Dyal Fund III.
Real Estate. Increase in FPAUM for the year ended December 31, 2022 was driven primarily by capital raised of $1.7 billion in Oak Street Real Estate Capital Net Lease Property Fund and new capital raised of $1.1 billion in Oak Street Net Lease Trust.

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of Blue Owl’s performance. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. MoIC and IRR data has not been presented for products that have launched within the last two years as such information is generally not meaningful (“NM”).
Direct Lending

								MoIC				IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (1)	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)		Net (6)		Gross (7)	Net (8)
Diversified Lending
ORCC	2016	$14,878	$6,019	$6,019	$2,409	$5,884	$8,293	1.52	x	1.38	x	12.3%	9.0%
ORCC II (9)	2017	$2,595	$1,345	$1,345	$340	$1,297	$1,637	NM		1.24	x	NM	6.9%
ORCC III	2020	$4,018	$1,800	$1,800	$229	$1,814	$2,043	1.14	x	1.13	x	11.0%	10.1%
ORCIC (9)	2020	$13,066	$5,532	$5,532	$332	$5,250	$5,582	NM		1.05	x	NM	5.9%

Technology Lending
ORTF	2018	$6,986	$3,234	$3,234	$441	$3,386	$3,827	1.25	x	1.18	x	11.7%	8.3%
ORTF II	2021	$5,739	$3,495	$1,220	$17	$1,225	$1,242	NM		NM		NM	NM

First Lien Lending (10)
Owl Rock First Lien Fund Levered	2018	$2,817	$1,161	$863	$172	$867	$1,039	1.26x		1.21x		9.6%	7.6%
Owl Rock First Lien Fund Unlevered	2019	$154	$150	$150	$28	$143	$171	1.13x		1.09x		5.0%	3.5%
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
(9)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for ORCC II and ORCIC.
(10)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.25x and 1.17x, respectively. The gross and net IRR for the Offshore Levered feeder is 9.1% and 6.1%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.

GP Capital Solutions

								MoIC				IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)		Net (6)		Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$818	$1,284	$1,248	$583	$677	$1,260	1.16	x	1.01	x	3.0%	0.2%
Dyal Fund II	2014	$2,976	$2,153	$1,851	$637	$2,179	$2,816	1.79	x	1.52	x	14.9%	10.0%
Dyal Fund III	2015	$8,603	$5,318	$3,258	$3,069	$4,411	$7,480	2.80	x	2.30	x	31.2%	23.6%
Dyal Fund IV	2018	$13,875	$9,041	$5,596	$3,012	$6,430	$9,442	2.01	x	1.69	x	83.4%	50.8%
Dyal Fund V	2020	$13,471	$12,852	$1,789	$—	$2,283	$2,283	1.49	x	1.28	x	69.4%	37.1%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
Net Lease
Oak Street Real Estate Capital Fund IV (1)	2017	$1,194	$1,250	$1,250	$1,384	$573	$1,957	1.72x	1.55x	27.1%	21.8%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$6,345	$3,472	$3,472	$540	$3,719	$4,259	1.24x	1.22x	17.7%	16.4%
Oak Street Real Estate Capital Fund V (1)	2020	$3,579	$2,500	$1,377	$363	$1,488	$1,851	1.43x	1.34x	38.4%	30.9%
Oak Street Net Lease Trust (1)	2022	$3,259	$1,123	$361	$2	$359	$361	NM	NM	NM	NM
Oak Street Real Estate Capital Fund VI (1)	2022	$1,850	$1,850	$—	$—	$—	$—	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
As a result of the Acquisitions, prior period amounts are not comparable to current period amounts or expected future trends. Dyal Capital’s, Oak Street’s and Wellfleet’s results of operations are included from the business combination dates, May 19, 2021, December 29, 2021, and April 1, 2022, respectively.
For a discussion of our results for the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to “Blue Owl Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed February 28, 2022.
Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change
Revenues
Management fees, net (includes Part I Fees of $233,993 and 150,370)	$1,211,606	$667,935	$543,671
Administrative, transaction and other fees	145,895	150,037	(4,142)
Realized performance income	12,221	5,906	6,315
Total Revenues, Net	1,369,722	823,878	545,844
Expenses
Compensation and benefits	894,686	1,496,988	(602,302)
Amortization of intangible assets	256,909	113,889	143,020
General, administrative and other expenses	220,610	140,268	80,342
Total Expenses	1,372,205	1,751,145	(378,940)
Other Income (Loss)
Net losses on investments	(132)	(3,526)	3,394
Net losses on retirement of debt	—	(17,636)	17,636
Interest expense	(55,711)	(27,275)	(28,436)
Change in TRA liability	(11,435)	(13,848)	2,413
Change in warrant liability	34,634	(43,670)	78,304
Change in earnout liability	(14,488)	(834,255)	819,767
Total Other Income (Loss)	(47,132)	(940,210)	893,078
Loss Before Income Taxes	(49,615)	(1,867,477)	1,817,862
Income tax benefit	(9,380)	(65,211)	55,831
Consolidated and Combined Net Loss	(40,235)	(1,802,266)	1,762,031
Net loss attributable to noncontrolling interests	30,946	1,426,095	(1,395,149)
Net Loss Attributable to Blue Owl Capital Inc.	$(9,289)	$(376,171)	$366,882
Revenues, Net
Management Fees. The increase in management fees was primarily driven by the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
•Direct Lending increased $206.3 million due to both the accretive impact of the Wellfleet Acquisition, as well as continued fundraising and deployment of capital within new and existing Direct Lending products.
•GP Capital Solutions increased $257.1 million, primarily driven by the accretive impact of the Dyal Acquisition that closed in May 2021, as well as continued fundraising in Dyal Fund V, partially offset by a $27.5 million increase in Strategic Revenue-Share Purchase consideration amortization.
•Real Estate increased $80.2 million due to the accretive impact of the Oak Street Acquisition that closed at the end of 2021, as well as continued fundraising and deployment of capital within new and existing Real Estate products.

Administrative, Transaction and Other Fees. The decrease in administrative, transaction and other fees was driven primarily by the following: (i) a $42.2 million decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees; (ii) partially offset by a $21.8 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs; and (iii) an increase of $16.3 million in administrative fees, driven by a higher level of reimbursable expenses due to growth in our products and business overall.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased primarily due to the following:
•$784.0 million decrease in equity-based compensation, which was driven by the following: (i) a $935.7 million decrease related to acquisitions, primarily due to a $1.2 billion charge related to Blue Owl Operating Group Units issued in connection with the Business Combination, with the remaining offsetting increase related to the Oak Street and Wellfleet Earnouts, which are classified as compensation; (ii) an offsetting $93.1 million increase related to recurring annual equity-based grants to employees, as such amounts were granted for the first time during the fourth quarter of 2021; and (iii) an offsetting $58.6 million increase related to one-time equity-based grants to employees in connection with the Business Combination, as such equity-based grants were made during the fourth quarter of 2021.
•$66.1 million increase due to the amortization of cash earnouts, primarily related to the Oak Street Acquisition.
•Remaining offsetting increase was driven by the higher compensation for existing and new employees, inclusive of the increase in headcount related to the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition.
Amortization of Intangible Assets. Amortization of intangible assets increased due to the addition of intangible assets in connection with the Business Combination, the Oak Street Acquisition and the Wellfleet Acquisition. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following: (i) an increase in distribution costs of $67.7 million due to increased fundraising; (ii) a $26.1 million increase in reimbursed expenses due to growth in our products and business overall; (iii) a $13.9 million increase in occupancy costs driven by the increase in headcount and our continued growth; (iv) a $12.8 million increase in professional fees driven by our continued growth and (v) an $11.2 million increase in expense support to certain Direct Lending products. These increases were partially offset by a $47.1 million decrease in Transaction Expenses, primarily due to Business Combination and Oak Street Acquisition related expenses that were incurred in the prior year period.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding.
Change in TRA Liability. The change in the TRA liability for the current year period and prior year period was not material.
Change in Warrant Liability. In August 2022, the Public Warrants were redeemed, see Note 1 for additional information. The change in the warrant liability for the current year period was driven by the decrease in the price of our Class A Shares, as well as a markdown to the contractual redemption values for the Public Warrants that were redeemed in August 2022. The change in the warrant liability in the prior year period was driven by the increase in the price of our Class A Shares.
Change in Earnout Liability. The increase in the earnout liability for the current year was primarily driven by the passage of time for the Oak Street Earnouts. The change in the fair value of the earnout liability in the prior year was primarily due to the increase in our Class A Share price, as such input was a material driver of the valuation of the Earnout Securities (as defined in Note 1 to the Financial Statements) carried at fair value which were settled as of December 2021.
Income Tax Benefit
Prior to the Business Combination, our income was generally subject to New York City unincorporated business tax, as the operating entities are partnerships for U.S. federal income tax purposes. As a result of the Business Combination, the portion of income allocable to the Registrant is now also generally subject to corporate tax rates at the U.S. federal and state and local levels. For the period, the income tax benefit decreased due to lower pre-tax loss as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.

Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net loss due to the drivers discussed above. The Common Units represented an approximately 70% weighted average economic interest in the Blue Owl Operating Group during the year ended December 31, 2022. Prior to the Business Combination, amounts attributable to noncontrolling interests were not significant, and related primarily to third-party interests held in certain of our consolidated investment adviser holding companies.
Non-GAAP Analysis
In addition to presenting our results in accordance with GAAP, we present certain other financial measures that are not presented in accordance with GAAP. Management uses these measures in budgeting and to assess the operating results of our business, and we believe that this information enhances the ability of stockholders to analyze our performance from period to period. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our GAAP results, and such measures should not be considered as indicative of our liquidity. Our non-GAAP measures may not be comparable to other similarly titled measures used by other companies. Please see “—Non-GAAP Reconciliations” for reconciliations of these measures to the most comparable measures prepared in accordance with GAAP.
Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP measure of our core operating performance used to make operating decisions and assess our core operating results, focusing on whether our core revenue streams, primarily consisting of management fees, are sufficient to cover our core operating expenses. Management also reviews the components that comprise Fee-Related Earnings (i.e., FRE revenues and FRE expenses) on the same basis used to calculate Fee-Related Earnings, and such components are also non-GAAP measures and have been identified with the prefix “FRE” in the tables and discussion below.
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments, net losses on retirement of debt; interest; changes in TRA, warrant and earnout liabilities; and taxes. Transaction Expenses are expenses incurred in connection with the Business Combination and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions. FRE revenues and FRE expenses also exclude realized performance income and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, realized performance income and related compensation, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.

Fee-Related Earnings and Distributable Earnings Summary

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change
FRE revenues	$1,321,740	$785,901	$535,839
FRE expenses	529,318	330,256	199,062
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	7,709	(3,961)	11,670
Fee-Related Earnings	$800,131	$451,684	$348,447
Distributable Earnings	$742,802	$427,322	$315,480
Fee-Related Earnings and Distributable Earnings increased as a result of the accretive impact of the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition, as well as higher FRE revenues in Direct Lending, GP Capital Solutions and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change
Direct Lending Products
Diversified lending	$480,874	$348,363	$132,511
Technology lending	114,876	66,089	48,787
First lien lending	16,029	15,185	844
Opportunistic lending	8,756	3,993	4,763
CLOs	19,440	—	19,440
Management Fees, Net	639,975	433,630	206,345
Administrative, transaction and other fees	67,400	106,973	(39,573)
FRE Revenues - Direct Lending Products	707,375	540,603	166,772

GP Capital Solutions Products
GP minority equity investments	513,613	233,505	280,108
GP debt financing	13,611	10,215	3,396
Professional sports minority investments	1,611	477	1,134
Management Fees, Net	528,835	244,197	284,638
Administrative, transaction and other fees	5,097	1,101	3,996
FRE Revenues - GP Capital Solutions Products	533,932	245,298	288,634

Real Estate Products
Net lease	80,179	—	80,179
Management Fees, Net	80,179	—	80,179
Administrative, transaction and other fees	254	—	254
FRE Revenues - Real Estate Products	80,433	—	80,433
Total FRE Revenues	$1,321,740	$785,901	$535,839
FRE Management Fees. The increase in FRE management fees was primarily driven by the drivers below:
•Direct Lending increased due to both the accretive impact of the Wellfleet Acquisition, as well as continued fundraising and deployment of capital within new and existing Direct Lending products.
•GP Capital Solutions increased, primarily driven by the accretive impact of the Dyal Acquisition that closed in May 2021, as well as continued fundraising in Dyal Fund V.
•Real Estate increased due to the accretive impact of the Oak Street Acquisition, as well as continued fundraising and deployment of capital within new and existing Real Estate products.

FRE Administrative, Transaction and Other Fees. The decrease in FRE administrative, transaction and other fees was driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
FRE Expenses

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change
FRE compensation and benefits	$361,041	$255,626	$105,415
FRE general, administrative and other expenses	168,277	74,630	93,647
Total FRE Expenses	$529,318	$330,256	$199,062
FRE Compensation and Benefits. FRE compensation and benefits expenses increased, driven by higher compensation for existing and new employees, inclusive of the increase in headcount related to the Dyal Acquisition, Oak Street Acquisition and Wellfleet Acquisition.
FRE General, Administrative and Other Expenses. FRE general, administrative and other expenses increased, primarily driven by: (i) an increase in distribution costs of $44.8 million due to increased fundraising; (ii) a $13.9 million increase in occupancy costs driven by the increase in headcount and our continued growth; (iii) a $12.8 million increase in professional fees driven by our continued growth; and (iv) the remaining net increase was across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Year Ended December 31,
(dollars in thousands)	2022	2021
GAAP Net Loss Attributable to Class A Shares	$(9,289)	$(376,171)
Net loss attributable to noncontrolling interests	(30,946)	(1,426,095)
Income tax benefit	(9,380)	(65,211)
GAAP Loss Before Income Taxes	(49,615)	(1,867,477)
Net loss (income) allocated to noncontrolling interests included in Fee-Related Earnings	7,709	(3,961)
Strategic Revenue-Share Purchase consideration amortization	37,383	9,892
Realized performance income	(12,221)	(5,906)
Realized performance compensation	4,282	2,067
Equity-based compensation - other	99,520	6,891
Equity-based compensation - acquisition related	248,455	1,184,170
Equity-based compensation - Business Combination grants	72,857	14,275
Acquisition-related cash earnout amortization	66,110	—
Capital-related compensation	4,327	1,416
Amortization of intangible assets	256,909	113,889
Transaction Expenses	9,089	56,218
Expense support	8,194	—
Net losses on investments	132	3,526
Net losses on retirement of debt	—	17,636
Change in TRA liability	11,435	13,848
Change in warrant liability	(34,634)	43,670
Change in earnout liability	14,488	834,255
Interest expense	55,711	27,275
Fee-Related Earnings	800,131	451,684
Realized performance income	12,221	5,906
Realized performance compensation	(4,282)	(2,067)
Interest expense	(55,711)	(27,275)
Taxes and TRA payments	(9,557)	(926)
Distributable Earnings	742,802	427,322
Interest expense	55,711	27,275
Taxes and TRA payments	9,557	926
Fixed assets depreciation and amortization	2,304	665
Adjusted EBITDA	$810,374	$456,188

	Year Ended December 31,
(dollars in thousands)	2022	2021
GAAP Revenues	$1,369,722	$823,878
Strategic Revenue-Share Purchase consideration amortization	37,383	9,892
Realized performance income	(12,221)	(5,906)
Reimbursed expenses	(73,144)	(41,963)
FRE Revenues	$1,321,740	$785,901

	Year Ended December 31,
(dollars in thousands)	2022	2021
GAAP Compensation and Benefits	$894,686	$1,496,988
Realized performance compensation	(4,282)	(2,067)
Equity-based compensation - other	(98,798)	(5,674)
Equity-based compensation - acquisition related	(248,455)	(1,184,170)
Equity-based compensation - Business Combination grants	(72,857)	(14,275)
Capital-related compensation	(4,327)	(1,416)
Acquisition-related cash earnout amortization	(66,110)	—
Reimbursed expenses	(38,816)	(33,760)
FRE Compensation and Benefits	$361,041	$255,626

	Year Ended December 31,
(dollars in thousands)	2022	2021
GAAP General, Administrative and Other Expenses	$220,610	$140,268
Transaction Expenses	(9,089)	(56,218)
Equity-based compensation - other	(722)	(1,217)
Expense support	(8,194)	—
Reimbursed expenses	(34,328)	(8,203)
FRE General, Administrative and Other Expenses	$168,277	$74,630
Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time to time we may rely on the use of our Revolving Credit Facility between management fee collection dates, which generally occur on a quarterly basis. We may also rely on our Revolving Credit Facility for liquidity needed to fund acquisitions, which we may replace with longer-term financing, subject to market conditions.
We ended 2022 with $68.1 million of cash and cash equivalents and approximately $900 million available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
Over the short and long term, we may use cash and cash equivalents, issue additional debt or equity securities, or may seek other sources of liquidity to:
•Grow our existing investment management business.
•Expand, or acquire, into businesses that are complementary to our existing investment management business or other strategic growth initiatives.
•Pay operating expenses, including cash compensation to our employees.
•Repay debt obligations and interest thereon.
•Opportunistically repurchase Class A Shares on the open market, as well as pay withholding taxes on net settled, vested RSUs.
•Pay income taxes and amounts due under the TRA.
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units at the Blue Owl Operating Group level.
•Fund debt and equity investment commitments to existing or future products.

Debt Obligations
As of December 31, 2022, our long-term debt obligations consisted of $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”and collectively with the 2031 Notes and the 2032 Notes, the “Notes”). We also had $210.0 million outstanding under our Revolving Credit Facility as of December 31, 2022. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 4 to our Financial Statements for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations, and as such believes that such measure is meaningful to our investors. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $810.4 million for the year ended December 31, 2022. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements in this report, we may in the future be required to make payments under the TRA. As of December 31, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $936.2 million under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. The Program replaced the previously authorized program (the “2021 Program,” collectively the “Programs”). During the year ended December 31, 2022, we repurchased 7,637,877 Class A Shares under the Programs for an aggregate amount of $78.6 million, excluding commission costs, which includes 2,000,000 shares repurchased under the 2021 Program for an aggregate amount of $24.2 million, excluding commission costs, using cash on hand. Future share repurchases may be funded using cash on hand, which would reduce amounts available for dividends and distributions, or by incurring additional debt.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the year ended December 31, 2022, 194,355 RSUs with a fair value of $2.4 million were withheld to satisfy tax withholding obligations.
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
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 to our Financial Statements) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For details on the Oak Street Cash Earnout and Wellfleet Earnout, see Note 3 to the Financial Statements.
Dividends and Distributions
For the fourth quarter of 2022, we declared a dividend of $0.13 to holders of record as of the close of business on February 24, 2023, which will be paid on March 6, 2023. Starting in 2023, we intend to move to a fixed quarterly dividend based on the Company’s expected annual Distributable Earnings for the current fiscal year, and will be reassessed on an annual basis. We expect to set the target annual dividend for fiscal year 2023 at $0.56 per Class A Share (representing a fixed quarterly dividend of $0.14 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers Blue Owl’s share of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as tax-related payments, operating reserves, fixed asset purchases under the Company's share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company's contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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
Dividends are expected to be treated as qualified dividends under current law to the extent of the Company’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of a stockholder’s basis, and any remaining excess generally treated as gain realized on the sale or other disposition of stock.
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
LIBOR Transition
On March 5, 2021, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. Our Notes are fixed rate borrowings, and therefore the LIBOR phase out will not have an impact on this borrowing. The Revolving Credit Facility is subject to SOFR rates at our option, or alternative rates that are not tied to LIBOR. Certain of our products hold investments and have borrowings that are tied to LIBOR, and we continue to focus on managing any risk related to those exposures. Our senior management has oversight of these transition efforts. See “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by our products.”

Cash Flows Analysis

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$728,447	$281,658	$446,789
Investing activities	(485,218)	(1,598,872)	1,113,654
Financing activities	(217,717)	1,348,151	(1,565,868)
Net Change in Cash and Cash Equivalents	$25,512	$30,937	$(5,425)
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
Investing Activities. Cash flows from investing activities for 2022 were primarily attributable to investments by us into our products, cash consideration paid in connection with the Wellfleet Acquisition and cash outflows related to office space-related leasehold improvements. In 2021, cash flows from investing activities were primarily related to the cash consideration paid in connection with the Dyal Acquisition and Oak Street Acquisition. In 2021, we also invested excess liquidity from our Notes offerings and retained earnings in various fixed income investments and subsequently sold such investments for general corporate purposes.
Financing Activities. Cash flows from financing activities for 2022 were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (i.e., noncontrolling interests). Our cash flows from financing activities also benefited from a net increase related to the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, including acquisitions, partially offset by repayments under our Revolving Credit Facility.
Cash flows related to financing activities for 2021 were primarily driven by cash proceeds from the Business Combination, as well as related cash consideration paid to certain pre-Business Combination Owl Rock owners. Additionally, distributions of pre-Business Combination-related earnings were also made during 2021, with a final distribution of $52.0 million related to pre-Business Combination-related earnings made during the third quarter of 2021. Cash flows related to financing activities in 2021 also included the proceeds from our 2031 Notes, which proceeds were used in part to repay our previously outstanding Term Loan and proceeds from our 2051 Notes, which proceeds were used to finance working capital needs and general capital purposes, including acquisitions. We also made various short-term borrowings and repayments under our revolving credit facilities.
Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in the Financial Statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including geopolitical, macro-environmental and other uncertainty. For a summary of our significant accounting policies, see Note 2 to our Financial Statements.

Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our Direct Lending products and certain Real Estate products is the primary input to the calculation for the majority of our management fees. Management fees from our GP Capital Solutions and other Real Estate products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, we incorporate our own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors.
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
Earnout Liability and Private Placement Warrants Liability
The fair values of our Earnout Securities liability and Private Placement Warrants liability were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations. See Note 9 to our Financial Statements for additional details.
Equity-based Compensation
The grant-date fair values of our RSU and Incentive Unit grants, as well as the Wellfleet Earnouts are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability on RSUs and Incentive Units that are subject to post-vesting transfer restrictions. The higher these discounts, the lower the compensation expense taken over time for these grants.
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determines the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 8 to our Financial Statements for additional details.

Deferred Tax Assets
Substantially all of our deferred tax assets relate to goodwill and other intangible assets deductible for tax purposes, as well as payments expected to be made under the TRA. In accordance with relevant tax rules, we expect to take substantially all of these goodwill and other intangible deductions over a 15-year period following the applicable transaction. To the extent we generate insufficient taxable income to take the full deduction in any given year, we will generate a net operating loss (“NOL”) that is available for us to use over an indefinite carryforward period in order to fully realize the deferred tax assets.
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
Impairment of Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the growth in FPAUM and management fees, general economic conditions, and various other factors that require judgement in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets.
Variable Interest Entities
The determination of whether to consolidate a variable interest entity (“VIE”) under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our Financial Statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relevantly insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the year ended December 31, 2022, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
We are also subject to interest rate risk through the investments we hold in our products. An increase in interest rates would be expected to negatively affect the fair value of investments that accrue interest income at fixed rates and therefore negatively impact net change in unrealized gains on investments of the relevant product. The actual impact is dependent on the average duration and the amount of such holdings. Conversely, investments that accrue interest at variable rates would be expected to benefit from an increase in interest rates because these investments would generate higher levels of current income. This would positively impact interest and dividend income but have an offsetting decrease in the fair value of the investments and negatively impact the net change in unrealized gains of the products. An increase in interest rates would also be expected to result in an increase in borrowing costs in any of our products that borrow funds based on floating rates. In the cases where our products pay management fees based on NAV or total assets (including assets purchased with leverage), we would expect our management fees (including Part I Fees) to experience a change in direction and magnitude corresponding to that experienced by the underlying product.

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Financial Statements, including the report thereon dated February 27, 2023, of KPMG LLP, our independent registered public accounting firm (PCAOB ID 185) set forth in the F-pages of this report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our Financial Statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our Financial Statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our Financial Statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included in the opinion starting on page F-2 of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
1.The financial statements included in this report are listed on page F-1.
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

3.1	Certificate of Domestication of Altimar Acquisition Corporation (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 10-Q filed on May 5, 2022).
3.3	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2022).
4.2
Amended and Restated Warrant Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Computershare Trust Company, N.A. and Computershare Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021).

4.3
Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021).

4.4
First Supplemental Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021).

4.5	Form of 3.125% Senior Note due 2031 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)
4.6
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

4.7	Form of 4.125% Senior Note due 2051 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 7, 2021).
4.8
Third Supplemental Indenture dated as of February 15, 2022 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022).

4.9	Form of 4.375% Senior Note due 2032 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022).

Exhibit Number	Description
10.1
Tax Receivable Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.2*
Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto.

10.3
Investor Rights Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto, Altimar Sponsor and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.4
Amended and Restated Limited Liability Company Agreement of Blue Owl Capital GP LLC (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.5
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021).

10.6+	Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.7+	Amendment No. 1 to Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021).
10.8+	Form of Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021).
10.9+	Form of RSU Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021).
10.10+	Form of RSU Award Agreement for Employees (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021).
10.11
Exchange Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.7 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.12*
Amended and Restated Exchange Agreement, dated as of October 22, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto.

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.14
Transition Services Agreement, dated as of May 19, 2021, by and between Blue Owl Capital Inc. and Neuberger Berman Group LLC (incorporated by reference to Exhibit 10.9 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.15+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Doug Ostrover (incorporated by reference to Exhibit 10.4 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.16+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Marc Lipschultz (incorporated by reference to Exhibit 10.5 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.17+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Michael D. Rees (incorporated by reference to Exhibit 10.6 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.18
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

10.20
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.21
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

Exhibit Number	Description
10.22
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.23
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.24
Investor Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Douglas Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.25
Credit Agreement, dated as of November December 7, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 13, 2021).

10.26
Amended and Restated Credit Agreement, dated as of June 15, 2022, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd.(incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 15, 2022).

10.27
Registration Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Marc Zahr and Augustus, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021).

10.28+
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Inc. and Marc Zahr (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.29+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Douglas I. Ostrover (incorporated by reference to Exhibit 10.22 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.30+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc S. Lipschultz (incorporated by reference to Exhibit 10.23 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.31+
First Amendment to Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr (incorporated by reference to Exhibit 10.24 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.32+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Michael D. Rees (incorporated by reference to Exhibit 10.25 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of December 31, 2022 and December 31, 2021, (ii) the Consolidated and Combined Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibit Number	Description

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request
+	Indicates a management or compensatory plan
*	Filed herewith
**	Furnished herewith. This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2023	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas I. Ostrover	Chief Executive Officer and Director	February 27, 2023
Douglas I. Ostrover	(Principal Executive Officer)

/s/ Marc S. Lipschultz	Co-President and Director	February 27, 2023
Marc S. Lipschultz

/s/ Michael Rees	Co-President and Director	February 27, 2023
Michael Rees

/s/ Alan Kirshenbaum	Chief Financial Officer	February 27, 2023
Alan Kirshenbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Claudia Holz	Director	February 27, 2023
Claudia Holz

/s/ Andrew S. Komaroff	Director	February 27, 2023
Andrew S. Komaroff

/s/ Craig W. Packer	Director	February 27, 2023
Craig W. Packer

/s/ Stacy Polley	Director	February 27, 2023
Stacy Polley

/s/ Sean Ward	Director	February 27, 2023
Sean Ward

/s/ Dana Weeks	Director	February 27, 2023
Dana Weeks

/s/ Marc Zahr	Director	February 27, 2023
Marc Zahr

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Blue Owl Capital Inc.:
Opinions on the Consolidated and Combined Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated and combined statements of financial condition of Blue Owl Capital Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated and combined financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated and combined financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated and combined financial statements included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of certain acquired intangible assets
As discussed in Notes 1 and 3 to the consolidated and combined financial statements, the Company acquired Wellfleet Credit Partners, LLC (Wellfleet) on April 1, 2022 for total purchase consideration of $128.0 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. In connection with the acquisition, the Company recognized intangible assets at their acquisition-date fair value, which included investment management agreements of $39.1 million.
We identified the evaluation of the fair value of the investment management agreements acquired in the Wellfleet business combination as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the discount rates used to value the investment management agreements. The acquisition-date fair value of investment management agreements was sensitive to changes in the discount rates. In addition, valuation professionals with specialized skills and knowledge were required to assess the discount rates used to estimate the fair value of the investment management agreements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation process for acquired investment management agreements. This included controls related to the development of the discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used to determine the fair value of the investment management agreements by:
–comparing the discount rates to the overall Company’s weighted average cost of capital (WACC)
–comparing certain inputs to the Company’s calculation of its WACC to publicly available market data for comparable entities
–recalculating the Company’s determination of its WACC
–reconciling the Company’s determination of its WACC to the Company’s weighted average return on assets and internal rate of return.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

New York, New York
February 27, 2023

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$68,079	$42,567
Due from related parties	357,921	224,576
Investments (includes $16,922 and $1,311 at fair value and $315,304 and $8,522 of investments in the Company’s products, respectively)	317,231	12,143
Operating lease assets	224,411	86,033
Strategic Revenue-Share Purchase consideration, net	457,939	495,322
Deferred tax assets	757,234	635,624
Intangible assets, net	2,405,422	2,611,411
Goodwill	4,205,159	4,132,245
Other assets, net	99,679	26,477
Total Assets	$8,893,075	$8,266,398
Liabilities
Debt obligations, net	$1,624,771	$1,174,167
Accrued compensation	309,644	155,606
Operating lease liabilities	239,844	88,480
TRA liability (includes $120,587 and $111,325 at fair value, respectively)	820,960	670,676
Warrant liability, at fair value	8,550	68,798
Earnout liability, at fair value	172,070	143,800
Deferred tax liabilities	41,791	48,962
Accounts payable, accrued expenses and other liabilities	126,559	68,339
Total Liabilities	3,344,189	2,418,828
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 445,131,351 and 404,919,411 issued and outstanding, respectively	45	40
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 629,402,505 and 674,766,200 issued and outstanding, respectively	63	67
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,293,903	2,160,934
Accumulated deficit	(689,345)	(497,506)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,604,698	1,663,567
Stockholders’ equity attributable to noncontrolling interests	3,944,188	4,184,003
Total Stockholders’ Equity	5,548,886	5,847,570
Total Liabilities and Stockholders’ Equity	$8,893,075	$8,266,398
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Management fees, net (includes Part I Fees of $233,993, $150,370 and $34,404, respectively)	$1,211,606	$667,935	$194,906
Administrative, transaction and other fees	145,895	150,037	54,909
Realized performance income	12,221	5,906	—
Total Revenues, Net	1,369,722	823,878	249,815
Expenses
Compensation and benefits	894,686	1,496,988	240,731
Amortization of intangible assets	256,909	113,889	—
General, administrative and other expenses	220,610	140,268	67,811
Total Expenses	1,372,205	1,751,145	308,542
Other Income (Loss)
Net losses on investments	(132)	(3,526)	—
Net losses on retirement of debt	—	(17,636)	—
Interest expense	(55,711)	(27,275)	(23,816)
Change in TRA liability	(11,435)	(13,848)	—
Change in warrant liability	34,634	(43,670)	—
Change in earnout liability	(14,488)	(834,255)	—
Total Other Income (Loss)	(47,132)	(940,210)	(23,816)
Loss Before Income Taxes	(49,615)	(1,867,477)	(82,543)
Income tax benefit	(9,380)	(65,211)	(102)
Consolidated and Combined Net Loss	(40,235)	(1,802,266)	(82,441)
Net loss attributable to noncontrolling interests	30,946	1,426,095	4,610
Net Loss Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021)	$(9,289)	$(376,171)	$(77,831)

		May 19, 2021 through December 31, 2021

Net Loss Attributable to Class A Shares	$(9,289)	$(450,430)
Loss per Class A Share
Basic	$(0.02)	$(1.27)
Diluted	$(0.02)	$(1.34)
Weighted-Average Class A Shares
Basic(1)	433,431,256	354,949,067
Diluted	433,431,256	1,315,186,416

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$(507,687)	$(352,756)
Distributions	—	(103,143)	(77,100)
Comprehensive income (loss) prior to the Business Combination Date	—	74,259	(77,831)
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	—	536,571	—
Ending Balance	$—	$—	$(507,687)

Class A Shares Par Value
Beginning balance	$40	$—	$—
Impact of the Business Combination	—	32	—
Share issuance in connection with Strategic Revenue-Share Purchase	—	3	—
Settlement of Earnout Securities	—	1	—
Class C Shares and Common Units exchanged for Class A Shares	5	4	—
Ending Balance	$45	$40	$—

Class C Shares Par Value
Beginning balance	$67	$—	$—
Impact of the Business Combination	—	63	—
Settlement of Earnout Securities	—	6	—
Class C Shares and Common Units exchanged for Class A Shares	(4)	(4)	—
Class C Shares issued as consideration related to the Oak Street Acquisition	—	2	—
Ending Balance	$63	$67	$—

Class D Shares Par Value
Beginning balance	$32	$—	$—
Impact of the Business Combination	—	29	—
Settlement of Earnout Securities	—	3	—
Ending Balance	$32	$32	$—

Class E Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	—	1	—
Settlement of Earnout Securities	—	(1)	—
Ending Balance	$—	$—	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Additional Paid-in Capital
Beginning balance	$2,160,934	$—	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	(138,133)	—
Cash proceeds from the Business Combination	—	1,738,478	—
Offering costs related to the Business Combination	—	(126,309)	—
Allocation of cash proceeds to warrant liability	—	(25,128)	—
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	—	(83,949)	—
Deferred taxes recognized in the Business Combination	—	504,551	—
TRA liability recognized in the Business Combination	—	(359,388)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	(325,222)	—
Equity classified contingent consideration in connection with Wellfleet Acquisition	969	—
Deferred taxes on capital transactions	104,858	164,741	—
TRA liability on capital transactions	(138,851)	(195,795)	—
Exercise of warrants	25,765	2	—
Equity-based compensation	11,820	331,926	—
Settlement of Earnout Securities	—	198,704	—
Acquisition of noncontrolling interests	—	(74,684)	—
Share issuance in connection with Strategic Revenue-Share Purchase	—	455,020	—
Offering costs related to share issuance in connection with Strategic Revenue-Share Purchase	—	(687)	—
Withholding taxes on vested RSUs	(773)	—	—
Class A Share repurchases	(78,789)	—	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	207,970	96,807	—
Ending Balance	$2,293,903	$2,160,934	$—

Accumulated Deficit
Beginning balance	$(497,506)	$—	$—
Cash dividends declared on Class A Shares	(182,550)	(47,076)	—
Comprehensive loss following the Business Combination	(9,289)	(450,430)	—
Ending Balance	$(689,345)	$(497,506)	$—
Total Stockholders' Equity Attributable to Blue Owl Capital Inc.	$1,604,698	$1,663,567	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,184,003	$6,526	$2,259
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	(398,438)	—
Common Units issued as consideration related to the Dyal Acquisition	—	4,285,359	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	(491,956)	—
Allocation to earnout liability for Seller Earnout Units issued in the Business Combination	—	(160,540)	—
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	325,222	—
Common Units issued as consideration related to the Oak Street Acquisition	—	329,767	—
Equity-based compensation	393,191	1,026,020	—
Settlement of Earnout Securities	—	1,126,828	—
Acquisition of noncontrolling interests	—	(222,370)	—
Contributions	32,721	15,734	9,831
Distributions	(425,164)	(135,244)	(954)
Withholding taxes on vested RSUs	(1,647)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(207,970)	(96,810)	—
Comprehensive loss	(30,946)	(1,426,095)	(4,610)
Ending Balance	$3,944,188	$4,184,003	$6,526
Total Stockholders' Equity	$5,548,886	$5,847,570	$(501,161)

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Cash Dividends Paid per Class A Share	$0.43	$0.13	$—

Number of Class A Shares
Beginning balance	404,919,411	—	—
Impact of the Business Combination	—	320,005,258	—
Share issuance in connection with Strategic Revenue-Share Purchase	—	29,701,013
Class A Share repurchases	(7,637,877)	—	—
Shares delivered on vested RSUs	329,768	—	—
Settlement of Earnout Securities	—	14,990,864	—
Class C Shares and Common Units exchanged for Class A Shares	45,363,695	40,222,143	—
Exercise of warrants	2,156,354	133	—
Ending Balance	445,131,351	404,919,411	—

Number of Class C Shares
Beginning balance	674,766,200	—	—
Impact of the Business Combination	—	628,380,707	—
Settlement of Earnout Securities	—	60,533,306	—
Class C Shares and Common Units exchanged for Class A Shares	(45,363,695)	(40,222,143)	—
Common Units issued as consideration for Oak Street Acquisition	—	26,074,330	—
Ending Balance	629,402,505	674,766,200	—

Number of Class D Shares
Beginning balance	319,132,127	—	—
Impact of the Business Combination	—	294,656,373	—
Settlement of Earnout Securities	—	24,475,754	—
Ending Balance	319,132,127	319,132,127	—

Number of Class E Shares
Beginning balance	—	—	—
Impact of the Business Combination	—	14,990,864	—
Settlement of Earnout Securities	—	(14,990,864)	—
Ending Balance	—	—	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Consolidated and combined net loss	$(40,235)	$(1,802,266)	$(82,441)
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities:
Amortization of intangible assets	256,909	113,889	—
Equity-based compensation	420,832	1,205,336	—
Depreciation and amortization of fixed assets	2,304	665	673
Amortization of debt discounts and deferred financing costs	4,381	1,868	787
Amortization of investment discounts and premiums	6	1,692	—
Non-cash lease expense	12,983	1,974	—
Net losses on retirement of debt	—	17,636	—
Net losses on investments, net of dividends	132	3,583	—
Change in TRA liability	11,435	13,848	—
Change in warrant liability	(34,634)	43,670	—
Change in earnout liability	14,488	834,255	—
Deferred income taxes	(23,947)	(66,138)	(475)
Changes in operating assets and liabilities:
Due from related parties	(128,034)	(105,376)	(49,824)
Strategic Revenue-Share Purchase consideration	37,383	(40,997)	—
Other assets, net	(1,779)	(2,095)	(9,747)
Accrued compensation	138,217	92,742	135,108
Accounts payable, accrued expenses and other liabilities	58,006	(32,628)	11,153
Net Cash Provided by Operating Activities	728,447	281,658	5,234
Cash Flows from Investing Activities
Purchases of fixed assets	(65,539)	(5,261)	(652)
Purchases of investments	(309,103)	(328,797)	(30,000)
Proceeds from investment sales and maturities	3,878	314,052	30,000
Cash consideration paid for acquisitions, net of cash consideration received	(114,454)	(1,578,866)	—
Net Cash Used in Investing Activities	(485,218)	(1,598,872)	(652)

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Prior to May 19, 2021, Owl Rock)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	—	1,738,603	—
Offering costs related to the Business Combination	—	(126,309)	—
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	(491,956)	—
Acquisition of noncontrolling interests	—	(297,054)	—
Proceeds from debt obligations	775,060	1,390,296	240,547
Debt issuance costs	(8,487)	(17,864)	(594)
Repayments of debt obligations, including retirement costs	(323,000)	(577,835)	(171,458)
Contributions from members prior to the Business Combination	—	—	9,264
Withholding taxes on vested RSUs	(2,420)	—	—
Dividends paid on Class A Shares	(182,550)	(47,076)	—
Proceeds from exercise of warrants	151	—	—
Class A Share repurchases	(78,789)	—	—
Distributions to members prior to the Business Combination	—	(103,144)	(78,054)
Contributions from noncontrolling interests	27,482	15,734	—
Distributions to noncontrolling interests	(425,164)	(135,244)	—
Net Cash (Used in) Provided by Financing Activities	(217,717)	1,348,151	(295)
Net Increase in Cash and Cash Equivalents	25,512	30,937	4,287
Cash and cash equivalents, beginning of period	42,567	11,630	7,343
Cash and Cash Equivalents, End of Period	$68,079	$42,567	$11,630
Supplemental Information
Cash paid for interest	$47,726	$25,009	$23,231
Cash paid for income taxes	$4,784	$4,353	$142

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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of December 31, 2022:

December 31, 2022
Class A Shares	445,131,351
Class C Shares	629,402,505
Class D Shares	319,132,127
RSUs	26,321,218
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of December 31, 2022, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of December 31, 2022, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through December 31, 2022. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
Class C Shares—Shares of Class C common stock that are not publicly traded. Class C Stockholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct and indirect holdings of Common Units and Incentive Units (as defined below and subject to limitations on unvested units). For every Common Unit held directly or indirectly by non-Principals, one Class C Share is issued to grant a corresponding voting interest in the Registrant. The Class C Shares are Low-Vote Shares as described above.
Class D Shares—Shares of Class D common stock that are not publicly traded. Class D Stockholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct or indirect holdings of Common Units and Incentive Units (subject to limitations on unvested units). For every Common Unit held directly and indirectly by Principals, one Class D Share is issued to grant a corresponding voting interest in the Registrant. The Class D Shares are High-Vote Shares as described above.
Class E Shares—Shares of Class E common stock that were not publicly traded. Class E Stockholders were not entitled to a vote. Class E Shares accrued distributions equal to amounts declared per Class A Share; however, such distributions were not paid until the Company’s Class A Shares reached certain price levels (“Class E Triggering Events”). Class E Shares and Seller Earnout Units (defined below) are collectively referred to as “Earnout Securities.”
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to-date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 8 for additional information.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Warrants—In connection with the Business Combination, the Company issued warrants to purchase Class A Shares at a price of $11.50 per share. A portion of the outstanding warrants are held by the sponsor of Altimar (“Private Placement Warrants”) and the remaining warrants were held by other third-party investors (“Public Warrants”). The Private Placement Warrants will expire five years from the Business Combination Date. In August 2022, the Company redeemed all outstanding Public Warrants, as further discussed below.
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of December 31, 2022, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	December 31, 2022
GP Units	445,131,351
Common Units	948,534,632
Incentive Units	30,758,901
GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are general partner interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships. References to GP Units also include Common Units (as defined below) acquired and held directly or indirectly by the Registrant as a result of Common Units exchanged for Class A Shares.
Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in the Blue Owl Operating Partnerships. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if held by a non-Principal) or Class B Shares (if held by a Principal). Common Unit exchanges may be settled in cash at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Common Units held by Principals are exchangeable after the two-year anniversary of the Business Combination Date. References to Common Units refer collectively to a Common Unit in each of the Blue Owl Operating Partnerships, but excludes any Common Units held directly or indirectly by the Registrant. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be cancelled. Common Unitholders are entitled to distributions in the same amount per unit as declared on GP Units.
Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 8. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units (other than Oak Street Earnout Units), unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units other than Oak Street Earnout Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
Seller Earnout Units—Seller Earnout Units were limited partner interests held in the Blue Owl Operating Partnerships that had the same Class E Triggering Events, forfeiture provisions and distribution restrictions as the Class E Shares. In connection with the Business Combination, recipients of Earnout Securities had the option of selecting either Class E Shares or Seller Earnout Units. For recipients that elected to receive Class E Shares, a corresponding number of Seller Earnout Units were indirectly held by the Registrant. Upon meeting the respective Class E Triggering Events, Seller Earnout Units not held directly or indirectly by the Registrant automatically became Common Units, whereas the Seller Earnout Units held directly or indirectly by the Registrant automatically became GP Units.

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
The Series E-2 Seller Earnout Units had a Class E Triggering Event on November 3, 2021. As a result, (i) 7,495,432 Seller Earnout Units underlying an equal number of Series E-2 Class E Shares were converted into an equal number of GP Units, (ii) 42,504,530 Seller Earnout Units were converted into an equal number of Common Units, and (iii) 42,504,530 non-economic, voting shares of the Registrant were issued to the holders of the converted Common Units (30,266,653 Class C Shares and 12,237,877 Class D Shares). As a result, there are no longer any Class E Shares issued or outstanding subsequent to November 3, 2021.
Share Repurchases, RSUs Withheld for Tax Withholding and Warrants Redeemed
The following table presents share repurchase activity, RSUs withheld to satisfy tax withholding obligations and warrants cancelled in connection with the Public Warrants redemption during each of the indicated periods:

	Year Ended December 31,
	2022	2021	2020
Number of shares purchased pursuant to the Programs	7,637,877	—	—
Number of RSUs withheld to satisfy tax withholding obligations	194,355	—	—
Number of warrants cancelled upon redemption, net of shares issued	7,002,894	—	—
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
During the third quarter of 2022, of the 9,159,048 Public Warrants that were outstanding on July 18, 2022, 14,553 were exercised for cash at an exercise price of $11.50 per Class A Share in exchange for an aggregate of 14,553 Class A Shares and 8,961,029 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 2,141,601 Class A Shares. The remaining 183,466 Public Warrants were redeemed for $0.10 per warrant. Total cash proceeds generated from exercises of the Public Warrants during the year ended December 31, 2022 were $0.2 million.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Acquisitions-Related Earnouts

Units	December 31, 2022
Oak Street Earnout Units	26,074,330
Wellfleet Earnout Shares	940,668
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
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). See Note 3 for additional information.
Common Unit Exchanges
From time to time, the Company exchanges Common Units and Class C Shares for an equal number of Class A Shares. As a result of these exchanges, the Company reallocates equity from noncontrolling interests to the Company’s additional paid-in capital and records additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated and combined statement of stockholders’ equity for these amounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated and combined financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated and combined net income (i.e., the Company has no other comprehensive income).
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration), warrants and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; and (v) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.
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
Investments
Certain equity investments in the Company’s products are accounted for using the equity-method of accounting, whereby the Company recognizes its share of income in current-period earnings. Distributions, when received on these investments, generally reduce the carrying value of such investments.
Investments in loans are accounted for at amortized cost, net of an allowance for current expected credit losses. The estimate of expected credit losses considers current conditions and reasonable and supportable forecasts. As of December 31, 2022, and December 31, 2021, the estimates of current expected credit losses were not material.
For certain debt and equity investments in the Company’s products, as well as corporate bonds, the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition.
Realized and changes in unrealized gains (losses) on investments are included within net losses on investments in the consolidated and combined statements of operations. See Note 9 for additional information.
Leases
The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), as amended, on January 1, 2021 (“ASC 842”). The Company did not restate prior periods and there were no adjustments to retained earnings upon adoption of ASC 842. The Company applied the package of practical expedients permitted under the transition guidance within the new standard, including carrying forward the historical lease classification and not reassessing whether certain costs capitalized under the prior guidance are eligible for capitalization under ASC 842. The adoption of ASC 842 resulted in the recognition of $13.8 million of operating lease assets and $14.4 million of operating lease liabilities, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
The Company determines if an arrangement is a lease at inception. Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The present value of lease payments includes expected tenant improvement allowances. The Company does not recognize right-of-use lease assets and lease liabilities for leases with an initial term of one year or less. Right-of-use assets and liabilities related to operating leases are included within operating lease assets and operating lease liabilities, respectively, in the Company’s consolidated and combined statements of financial condition.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on data for instruments with similar characteristics, including recently issued debt, and makes adjustments for duration and collateralization features, as well as other factors.
Lease terms include options to extend or terminate when it is reasonably certain that the Company will exercise that option. In addition, the Company separates lease and non-lease components embedded within lease agreements. Lease expense for operating lease payments is recognized on a straight-line basis, which consists of amortization of right-of-use assets and interest accretion on lease liabilities, over the lease term and included within general, administrative and other expenses in the consolidated and combined statements of operations. The Company does not have any material finance leases. See Note 5 for additional information.
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
Intangible Assets, Net and Goodwill
The Company recognized finite-lived intangible assets and goodwill as a result of the Acquisitions. The Company’s finite-lived intangible assets consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired client relationships and trademarks. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. See Note 3 for additional information.
The Company uses its best estimates and assumptions to accurately assign fair value to identifiable intangible assets acquired at the acquisition date and the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life and discount rates. The Company’s estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company uses to manage the underlying assets acquired. The Company estimates the useful lives of the intangible assets based on the expected period over which the Company anticipates generating economic benefit from the asset. The Company bases its estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
The Company tests finite-lived intangible assets for impairment if events occur or circumstances change indicating that the carrying amount of an intangible asset may not be recoverable. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings. No impairments have been recognized to-date on the Company’s acquired intangible assets.

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
Fixed Assets
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included within other assets, net in the Company’s consolidated and combined statements of financial condition. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three years to seven years. The Company tests fixed assets for impairment if events or circumstances change indicating that the carrying amount of a fixed asset may not be recoverable.
Debt Obligations, Net
The Company’s debt obligations, other than revolving credit facilities, are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuance costs are deferred and along with discounts and premiums are amortized to interest expense in the consolidated and combined statements of operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the consolidated and combined statements of operations when the Company prepays borrowings prior to maturity. Debt issuance costs associated with revolving credit facilities are presented within other assets, net in the consolidated and combined statements of financial condition, and such amounts are amortized to interest expense in the consolidated and combined statements of operations on a straight-line basis over the life of the related facility.
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
The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being considered indexed to the Company’s own stock; therefore, the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities.

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
Earnout Liability, at Fair Value
As of December 31, 2022 and 2021, the earnout liability is comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts (collectively, the “Earnouts”). The Earnouts represent contingent consideration on the Oak Street and Wellfleet Acquisitions and are recorded at fair value until the contingencies have been resolved, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations. Once recognized, earnout liabilities are not derecognized until the contingencies are resolved and the consideration is paid or becomes payable. Earnout liabilities may expire and upon expiration, the consideration would not be paid or payable. Prior to the Class E Triggering Events in 2021, the earnout liability also included amounts related to the Earnout Securities.
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
Certain consolidated holding companies for investment adviser subsidiaries of the Blue Owl Operating Group are partially owned by third-party investors. Such interests are also presented as noncontrolling interests.
Revenue Recognition
Revenues consist of management fees; administrative, transaction and other fees; and realized performance income. The Company recognizes revenues when such amounts are probable that a significant reversal would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer. In the event that payments made to the Company’s customers or customers-of-customers, such as certain revenue sharing arrangements, are generally viewed as a reduction of the transaction price and therefore reduce management fees from such customers. See Note 6 for additional information.
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

Management fees for the Company’s CLOs are generally based on the outstanding par value of the underlying collateral and recognized over time as the services are rendered.
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
Dealer manager revenue consists of commissions earned for providing distribution services to certain products. Dealer manager revenue is recorded on an accrual basis at the point in time when the services are completed, as there is no ongoing performance requirement. A portion of dealer manager revenues represent commissions that are reallowed to third party broker-dealers. The Company reports these reallowed commission payments to third parties within general, administrative and other expenses (i.e., on a gross basis) in the consolidated and combined statements of operations.
Realized Performance Income
The Company is entitled to receive certain realized performance income in the form of realized performance fees and carried interest from the products that it manages. Realized performance income is based on the investment performance generated over time, subject to the achievement of minimum return levels in certain products. Realized performance income from the Company’s BDCs and certain other products are realized at the end of a measurement period, typically quarterly or annually. Once realized, such realized performance income is no longer subject to reversal.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
For certain non-BDC Direct Lending products and substantially all of the GP Capital Solutions and Real Estate products, realized performance income is in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally, carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s Financial Statements.
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
The Company accounts for forfeitures on equity-based compensation arrangements as they occur. The Company recognizes deferred income tax benefits throughout the service period, based on the grant date fair value. Any tax deduction shortfall or windfall due to the difference between grant date fair value and the ultimate deduction taken for tax purposes is recognized at the time of settlement. Expenses related to equity-based grants to employees are included within compensation and benefits in the consolidated and combined statements of operations. See Note 8 for additional information.
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
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. The Company accrues any interest and penalties related to uncertain tax positions as a component of the income tax provision in the consolidated and combined statements of operations. See Note 10 for additional information.
New Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. None of the ASUs that have been issued but not yet adopted are expected to have a material impact on the Company’s Financial Statements.

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

(1)Represents share consideration issued to the Dyal Capital selling stockholders based on the fair value of the acquired business, reflecting a discount for lack of control.
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
The acquired investment management agreements, investor relationships and trademarks had weighted-average amortization periods from the date of acquisition of 14.3 years, 10.0 years and 7.0 years, respectively. In addition, the Company granted Common Units and Earnout Securities that were treated as equity-based compensation in connection with the Business Combination, rather than additional consideration on the acquisition. See Note 8 for additional information on these grants.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Dyal Capital’s results are included in the Company’s consolidated results starting from the Closing Date. For the year ended December 31, 2021, the Company’s consolidated results included $252.9 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Dyal Acquisition to GAAP consolidated net income is not tracked on a standalone basis. During the year ended December, 31, 2021, the Company incurred $166.7 million of acquisition-related costs, of which $40.4 million was expensed and included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations and the remaining $126.3 million was netted against consideration.
Oak Street Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Oak Street Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$329,767
Cash consideration(2)	610,999
Earnout consideration(3)	143,800
Total Consideration	$1,084,566

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$4,411
Due from related parties	13,098
Operating lease assets	1,001
Intangible assets:
Investment management agreements	323,300
Investor relationships	157,400
Trademarks	26,600
Total intangible assets	507,300
Other assets, net	470
Total assets acquired	526,280
Liabilities assumed:
Operating lease liabilities	1,001
Deferred tax liabilities	8,587
Accounts payable, accrued expenses and other liabilities	2,032
Total liabilities assumed	11,620
Net Identifiable Assets Acquired	$514,660
Goodwill(4)	$569,906

(1)Represents Common Units issued to Oak Street selling stockholders, reflecting a discount for lack of marketability.
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
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $540.0 million of the goodwill and intangible assets recognized were expected to be deductible by the Blue Owl Operating

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Partnerships for tax purposes. During the year ended December 31, 2022, the provisional amount for working capital was adjusted during the measurement period resulting in a $1.1 million increase to the carrying amount of goodwill.
The acquired investment management agreements, investor relationships and trademarks had weighted-average amortization periods from the date of acquisition of 11.6 years, 13.0 years and 7.0 years, respectively.
For the year ended December 31, 2021, Oak Street’s results were not material to the Company’s consolidated results, as the transaction closed on December 29, 2021. For the year ended December 31, 2021, we incurred $5.8 million of acquisition-related costs, which amount was included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations.
Oak Street Earnouts
The table below summarizes the Oak Street Earnouts and their respective Oak Street Triggering Events. The Oak Street Triggering Events are subject to meeting a minimum level of quarterly management fees from Oak Street products and the triggering event for the second tranche may not occur in the same quarter as the first tranche. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout.
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
(2)Represents the fair value of the portion of the Wellfleet Earnouts determined to be contingent consideration, as further discussed below. See Note 9 for additional information on the valuation of the portion of the contingent consideration that is liability classified.
(3)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $111.5 million of the goodwill and intangible assets recognized were expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements, investor relationships and trademarks had weighted-average amortization periods from the date of acquisition of 4.7 years, 8.5 years and 7.0 years, respectively.
Wellfleet’s results are included in the Company’s consolidated results starting from the date the acquisition closed, April 1, 2022. For the year ended December 31, 2022, the Company’s consolidated results included $19.4 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Wellfleet Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $3.7 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations.

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

(dollars in thousands)
Wellfleet Earnouts	Trigger Date	Cash	# of Shares
Contingent consideration:
First Wellfleet Earnout	4/1/2023	$5,000	26,131
Second Wellfleet Earnout	4/1/2024	5,000	26,131
Third Wellfleet Earnout	4/1/2025	5,000	26,131

Compensation:
First Wellfleet Earnout	4/1/2023		287,425
Second Wellfleet Earnout	4/1/2024		287,425
Third Wellfleet Earnout	4/1/2025		287,425
Total		$15,000	940,668
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	December 31, 2022	December 31, 2021	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of December 31, 2022
Intangible assets, gross:
Investment management agreements	$2,222,320	$2,183,200	0.1	-	20.0	12.6 years
Investor relationships	459,500	448,800	5.8	-	13.0	9.6 years
Trademarks	94,400	93,300	7.0	-	7.0	5.6 years
Total intangible assets, gross	2,776,220	2,725,300

Accumulated amortization:
Investment management agreements	(290,816)	(89,961)
Investor relationships	(60,630)	(18,033)
Trademarks	(19,352)	(5,895)
Total accumulated amortization	(370,798)	(113,889)
Total Intangible Assets, Net	$2,405,422	$2,611,411

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The following table presents expected future amortization of finite-lived intangible assets as of December 31, 2022:

(dollars in thousands)
Period	Amortization
2023	$238,148
2024	237,454
2025	233,215
2026	219,382
2027	205,206
Thereafter	1,272,017
Total	$2,405,422
Pro Forma Financial Information
Unaudited pro forma revenues were $1.4 billion, $1.0 billion and $591.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Unaudited pro forma net loss allocated to Class A Stockholders was $(9.5) million, $(198.2) million and $(26.0) million for the years ended December 31, 2022, 2021 and 2020, respectively. This proforma financial information was computed by combining the historical financial information of the Company, including Owl Rock and Altimar for periods prior to the Business Combination, and Dyal Capital and Oak Street as though these acquisitions were consummated on January 1, 2020, and as if the Wellfleet Acquisition was consummated on January 1, 2021. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	December 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,474
2032 Notes	2/15/2032	400,000	400,000	—	391,819
2051 Notes	10/7/2051	350,000	350,000	—	337,478
Revolving Credit Facility	6/15/2027	1,115,000	210,000	899,876	210,000
Total		$2,565,000	$1,660,000	$899,876	$1,624,771

	December 31, 2021
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$684,154
2051 Notes	10/7/2051	350,000	350,000	—	337,013
Revolving Credit Facility	12/7/2024	640,000	153,000	487,000	153,000
Total		$1,690,000	$1,203,000	$487,000	$1,174,167
Amounts available for the Company’s Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases.

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
Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, or (b) the greater of (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% and (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.125% to 0.375% of the daily amount of available revolving commitment. The average borrowing rates for borrowings made under the Company’s Revolving Credit Facility and prior revolving credit facilities were 5.10% and 2.57% for the years ended December 31, 2022 and 2021, respectively.
The Revolving Credit Facility contains customary events of defaults, as well as a financial covenant generally providing for a maximum net leverage ratio of 3.5 to 1. The net leverage ratio is generally calculated as the ratio of total consolidated debt less unrestricted cash and cash equivalents (up to $500.0 million) to the trailing 12-month consolidated EBITDA (each as defined in the agreement). The Revolving Credit Facility also requires the Company to maintain a minimum level of fee-paying assets under management of at least $50.5 billion as of December 31, 2022, plus 70% of any new fee-paying assets under management as a result of any future acquisitions.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Year Ended December 31,
Lease Cost	2022	2021
Operating lease cost	$19,168	$7,930
Short term lease cost	1,524	286
Net Lease Cost	$20,692	$8,216

(dollars in thousands)	Year Ended December 31,
Supplemental Lease Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,709	$5,956

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$156,778	$78,677

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	13.0 years	10.2 years

Weighted-average discount rate:
Operating leases	4.0%	3.1%

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
2023	$11,406
2024	5,864
2025	24,504
2026	26,841
2027	27,043
Thereafter	230,571
Total Lease Payments	326,229
Imputed interest	(86,385)
Total Lease Liabilities	$239,844

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $84.5 million related to leases that have not commenced that were entered into as of December 31, 2022. Such lease payments are not included in the table above or the Company’s consolidated and combined statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the second half of 2024 and continue for approximately 15 years.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Direct Lending Products
Diversified lending	$480,874	$348,363	$140,153
Technology lending	114,876	66,089	42,052
First lien lending	16,029	15,185	12,335
Opportunistic lending	8,756	3,993	366
CLOs	19,440	—	—
Management Fees, Net	639,975	433,630	194,906
Administrative, transaction and other fees	112,003	131,461	54,909
Realized performance income	—	5,906	—
Total GAAP Revenues - Direct Lending Products	751,978	570,997	249,815

GP Capital Solutions Products
GP minority equity investments	513,613	233,505	—
GP debt financing	13,611	10,215	—
Professional sports minority investments	1,611	477	—
Strategic Revenue-Share Purchase consideration amortization	(37,383)	(9,892)	—
Management Fees, Net	491,452	234,305	—
Administrative, transaction and other fees	26,986	18,576	—
Total GAAP Revenues - GP Capital Solutions Products	518,438	252,881	—

Real Estate Products
Net lease	80,179	—	—
Management Fees, Net	80,179	—	—
Administrative, transaction and other fees	6,906	—	—
Realized performance income	12,221	—	—
Total GAAP Revenues - Real Estate Products	99,306	—	—
Total GAAP Revenues	$1,369,722	$823,878	$249,815

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

	Year Ended December 31,
(dollars in thousands)	2022	2021
Management Fees Receivable
Beginning balance	$168,057	$78,586
Ending balance	$262,059	$168,057

Administrative, Transaction and Other Fees Receivable
Beginning balance	$19,535	$9,876
Ending balance	$44,060	$19,535

Realized Performance Income Receivable
Beginning balance	$10,496	$—
Ending balance	$1,132	$10,496

Unearned Management Fees
Beginning balance	$10,299	$11,846
Ending balance	$9,389	$10,299
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

	Year Ended December 31,
(dollars in thousands)	2022	2021
Beginning Balance	$495,322	$—
Consideration paid	—	505,214
Amortization	(37,383)	(9,892)
Ending Balance	$457,939	$495,322

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
7. OTHER ASSETS, NET

(dollars in thousands)	December 31, 2022	December 31, 2021
Fixed assets, net:
Leasehold improvements	$61,741	$6,692
Furniture and fixtures	10,922	1,631
Computer hardware and software	3,171	1,968
Accumulated depreciation and amortization	(4,644)	(2,340)
Fixed assets, net	71,190	7,951
Receivables	11,935	4,918
Prepaid expenses	6,099	8,496
Unamortized debt issuance costs on revolving credit facilities	6,328	3,678
Other assets	4,127	1,434
Total	$99,679	$26,477
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 36,130,910 remain available as of December 31, 2022. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Acquisition related
Common Units issued in connection with the Business Combination	$—	$1,121,139	$—
Seller Earnout Units issued in connection with the Business Combination	—	63,031	—
Oak Street Earnout Units	245,987	—	—
Wellfleet Earnout Shares	2,468	—	—
Total acquisition related	248,455	1,184,170	—
Incentive Units	137,129	14,535	—
RSUs	35,248	6,631	—
Equity-Based Compensation Expense	$420,832	$1,205,336	$—
Corresponding tax benefit	$588	$123	$—

Fair value of RSUs settled in Class A Shares	$4,096	$—	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$2,420	$—	$—

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

The table below presents activity related to the Company’s unvested equity-based compensation awards for the year ended December 31, 2022.

	Incentive Units		RSUs		Oak Street Earnout Units		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2021	23,080,845	$13.87	10,118,104	$13.84	26,074,330	$12.53	—	$—
Granted	7,641,586	9.93	6,363,189	10.43	—	—	862,275	11.44
Vested	(5,433,761)	10.30	(357,196)	14.17	—	—	—	—
Forfeited	(127,058)	12.69	(577,291)	13.82	—	—	—	—
December 31, 2022	25,161,612	$13.45	15,546,806	$12.44	26,074,330	$12.53	862,275	$11.44
Common Units
Prior to the Business Combination, certain members of Dyal Capital were entitled to receive rights to distributions of certain future profits (the “Profit Interest Units”) that were subject to certain forfeiture conditions. Immediately preceding the Business Combination, the forfeiture conditions of the Profit Interest Units were modified to eliminate any future service requirements and were replaced with Common Units on the Business Combination Date. The Company recognized a one-time non-cash equity-based compensation expense of $1.1 billion in 2021 related to the replacement awards, which represents the fair value under GAAP of the replacement awards (excluding the portion attributable to the Profit Interest Units prior to the Business Combination, which was included as equity consideration in Note 3). The fair value of the Common Units replacement awards during 2021 was based on the Company’s Class A Share price on the transaction date with the application of a 10% discount for lack of marketability. The weighted-average grant date fair value of Common Units granted during the year ended December 31, 2021 was $9.00.
Seller Earnout Units
The fair value of the Seller Earnout Units during 2021 was determined using a Monte Carlo simulation valuation model, with the following assumptions: volatility of 22%, discount for lack of marketability of 12% and expected holding period of approximately 3 years. The weighted-average grant date fair value of Seller Earnout Units granted during the year ended December 31, 2021 was $5.43. As a result of the Class E Triggering Events in 2021, the Company recognized all of the compensation expense related to the Seller Earnout Units and no unamortized expense remained as of December 31, 2021.
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount ranging from 13% - 18% during 2022 and 11% - 12% during 2021 for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of Incentive Units granted during the year ended December 31, 2021 was $13.87. As of December 31, 2022, unamortized expense related to Incentive Units was $255.9 million, with a weighted-average amortization period of 3.7 years.

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
Other RSUs
The grant date fair value of other RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a discount ranging from 13% - 14% during 2022 and 11% - 12% during 2021 for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of other RSUs granted during the year ended December 31, 2021 was $13.92. As of December 31, 2022, unamortized expense related to RSUs was $126.6 million, with a weighted-average amortization period of 3.0 years.
Oak Street Earnout Units
The grant date fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2.0 years. The weighted-average grant date fair value of Oak Street Earnout Units granted during the year ended December 31, 2021 was $12.53. As of December 31, 2022, unamortized expense related to the Oak Street Earnout Units was $80.6 million, with a weighted average amortization period of 1.0 year. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout.
Wellfleet Earnout Shares
The grant date fair value of the Wellfleet Earnout Shares treated as compensation was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period. As of December 31, 2022, unamortized expense related to the Wellfleet Earnout Shares was $7.4 million, with a weighted-average amortization period of 2.3 years.
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	December 31, 2022	December 31, 2021
Loans, at amortized cost (includes $252,225 and $— of investments in the Company’s products, respectively)	$254,152	$2,310
Equity investments in the Company's products, equity method	46,157	8,522
Equity investments in the Company's products, at fair value	14,079	—
Investments in the Company's CLOs, at fair value	2,843	—
Corporate bonds, at fair value	—	1,311
Total	$317,231	$12,143

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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$14,079	$—	$14,079
CLOs	—	—	2,843	2,843
Total Assets, at Fair Value	$—	$14,079	$2,843	$16,922

Liabilities, at Fair Value
TRA liability	$—	$—	$120,587	$120,587
Warrant liability	—	—	8,550	8,550
Earnout liability	—	—	172,070	172,070
Total Liabilities, at Fair Value	$—	$—	$301,207	$301,207

	December 31, 2021
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Corporate bonds	$—	$1,311	$—	$1,311

Liabilities, at Fair Value
TRA liability	$—	$—	$111,325	$111,325
Warrant liability	43,048	—	25,750	68,798
Earnout liability	—	—	143,800	143,800
Total Liabilities, at Fair Value	$43,048	$—	$280,875	$323,923

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other income (loss) in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the years ended December 31, 2022 and December 31, 2021:

Year Ended December 31, 2022	Level III Assets
(dollars in thousands)	Investment in CLOs
Beginning balance	$—
Purchases	3,738
Net losses	(895)
Ending Balance	$2,843
Change in net unrealized losses on assets still recognized at the reporting date	$(895)

Year Ended December 31, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Issuances	—	—	13,782	13,782
Net losses (gains)	9,262	(17,200)	14,488	6,550
Ending Balance	$120,587	$8,550	$172,070	$301,207
Change in net unrealized losses (gains) on liabilities still recognized at the reporting date	$9,262	$(17,200)	$14,488	$6,550

Year Ended December 31, 2021	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$—	$—	$—	$—
Issuances	101,645	9,131	635,077	745,853
Settlement of Earnout Securities liability	—	—	(1,325,532)	(1,325,532)
Net losses	9,680	16,619	834,255	860,554
Ending Balance	$111,325	$25,750	$143,800	$280,875
Change in net unrealized losses on liabilities still recognized at the reporting date	$9,680	$16,619	$—	$26,299
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Equity Investments in the Company’s Products
The fair value of equity investments in the Company’s products is determined based on the published net asset value of these investments, as such values are the price at which contributions and redemptions are effectuated on a monthly basis. These investments are generally classified as Level II. The majority of this balance is subject to a one-year minimum holding period, which will expire in the fourth quarter of 2023. The remaining balance is generally redeemable on a monthly basis at the Company’s option.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
CLOs
The fair value of CLOs are determined based on inputs from independent pricing services. These investments are classified as Level III. The Company obtains prices from independent pricing services that utilizes a discounted cash flows, which take into account unobservable significant inputs, such as yield, prepayments and credit quality.
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
Warrant Liability
The Company uses a Monte Carlo simulation model to value the Private Placement Warrants. The Company estimates the volatility of its Class A Shares based on the volatility implied by our peer group. The risk-free interest rate is based on U.S. Treasuries for a maturity similar to the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. Prior to their redemption, the Public Warrants were traded on the NYSE and were stated at the last reported sales price without any valuation adjustments, and therefore were classified as Level I.
Earnout Liability
During 2022, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the respective Acquisitions. During 2021, the earnout liability was comprised of the Earnout Securities, which were settled prior to December 31, 2021, and the Oak Street Cash Earnout.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2022:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,843	Discounted cash flow	Yield	16%	-	19%	17%	Decrease

Liabilities
TRA liability	$120,587	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	8,550	Monte Carlo Simulation	Volatility	34%	-	34%	34%	Increase
Earnout liability:
Oak Street Earnouts	158,497	Monte Carlo Simulation	Revenue Volatility	50%	-	50%	50%	Increase
			Discount Rate	17%		17%	17%	Decrease
Wellfleet Earnouts	13,573	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	172,070

Total Liabilities, at Fair Value	$301,207
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

TRA liability	$111,325	Discounted cash flow	Discount rate	10%	-	10%	10%	Decrease
Warrant liability	25,750	Monte Carlo simulation	Volatility	26%	-	26%	26%	Increase
Earnout liability:
Oak Street Earnouts	143,800	Monte Carlo simulation	Revenue volatility	38%	-	38%	38%	Increase
			Discount rate	15%	-	15%	15%	Decrease
Total Liabilities, at Fair Value	$280,875

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
Fair Value of Other Financial Instruments
As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $1.3 billion compared to a carrying value of $1.6 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of December 31, 2022, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2021, management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values, and such fair value measurements for the other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.
10. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2022 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.
The Blue Owl Operating Partnerships, and prior to the Business Combination, Owl Rock, are partnerships for U.S. federal income tax purposes subject to New York City UBT. Effective upon the consummation of the Business Combination, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States. Further, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected in the future. Substantially all of the Company’s income before tax is earned in the United States.
The following table presents the components of the Company’s income tax expense (benefit):

(dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Current Income Tax Expense (Benefit)
U.S. federal	$—	$—	$—
State and local	13,714	716	359
Foreign	853	211	14
	14,567	927	373
Deferred Income Tax Expense (Benefit)
U.S. federal	(2,644)	(43,905)	—
State and local	(20,794)	(22,232)	(475)
Foreign	(509)	(1)	—
	(23,947)	(66,138)	(475)
Total Income Tax Expense (Benefit)
U.S. federal	(2,644)	(43,905)	—
State and local	(7,080)	(21,516)	(116)
Foreign	344	210	14
	$(9,380)	$(65,211)	$(102)

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate:

	Year Ended December 31,
	2022	2021	2020
Statutory rate(1)	21.00%	21.00%	4.00%
Income passed through to noncontrolling interest holders	-11.38%	-14.95%	—%
State and local income taxes	9.49%	0.98%	-3.73%
Non-deductible compensation expense	-0.53%	-3.54%	-0.08%
Other	0.33%	—%	-0.07%
Total Effective Rate	18.91%	3.49%	0.12%
(1) The statutory rate presented is using the U.S. federal corporate tax rate for the years ended December 31, 2022 and 2021, and the UBT rate for the year ended December 31, 2020.
As of December 31, 2022 and 2021 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets
Basis difference in subsidiaries	$512,407	$439,826
Tax receivable agreement	196,620	158,616
Net operating losses	45,029	36,500
Other	13,534	2,057
Total Deferred Tax Assets	$767,590	$636,999

Deferred Tax Liabilities
Goodwill and intangible assets	$39,521	$47,924
Other	12,626	2,413
Total Deferred Tax Liabilities	$52,147	$50,337
As of December 31, 2022, the Company has U.S. federal and UBT net operating losses of $188.0 million and $15.3 million, respectively, that can be carried forward indefinitely until they are used. The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Company believes it is more-likely-than-not that its deferred tax assets will be realized based on historic and projected earnings and the reversal of taxable temporary differences. As of December 31, 2022 and 2021, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2018.
As of December 31, 2022, the Company's unrecognized tax benefits, excluding related interest expense and penalties, were $4.8 million. If recognized, $4.8 million would reduce the effective tax rate. For the year ended December 31, 2022, interest and penalties on these unrecognized tax benefits of $0.2 million has been accrued through income tax benefit in the consolidated and combined statements of operations. Over the next 12 months, the Company expects that it is reasonably possible for the gross unrecognized tax benefits to increase by $3.0 million. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The following table presents the Company’s unrecognized tax benefits relating to uncertain tax positions:

(dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Beginning balance	$—	$—	$—
Increases related to tax positions related to prior periods	2,189	—	—
Increases related to tax positions related to the current period	2,595	—	—
Ending Balance	$4,784	$—	$—
In connection with and subsequent to the Business Combinations, the Company recognized various adjustments to deferred tax assets and liabilities within additional paid-in capital, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated and combined statements of stockholders’ equity for these amounts.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
The table below presents management’s estimate as of December 31, 2022, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
2023	$38,112
2024	56,761
2025	70,899
2026	57,188
2027	53,826
Thereafter	659,450
Total Payments	936,236
Less adjustment to fair value for contingent consideration	(115,276)
Total TRA Liability	$820,960
Unfunded Product Commitments
As of December 31, 2022, the Company had unfunded investment commitments to its products of $32.8 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of December 31, 2022, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements

(dollars in thousands)	December 31, 2022	December 31, 2021
Management fees	$262,059	$168,057
Realized performance income	1,132	10,496
Administrative fees	44,060	19,535
Other expenses paid on behalf of the Company’s products and other related parties	50,670	26,488
Due from Related Parties	$357,921	$224,576
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $53.5 million, $37.2 million and $13.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $29.9 million, $8.2 million and $3.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $8.2 million, $(3.2) million and $18.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $2.6 million, $0.6 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. The promissory note bears interest at a rate of SOFR plus 2.0%, subject to change based on credit rating and leverage ratio. As of December 31, 2022, $250.0 million was outstanding under the promissory note and the Company recorded $3.8 million of interest income for the year ended December 31, 2022. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the Company.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
On November 15, 2022, the Company entered into a one-year, interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or part any time prior to the maturity date. As of December 31, 2022, $2.2 million was outstanding under the promissory note and the Company recorded $2 thousand of interest income for the year ended December 31, 2022.
The Company was a party to an interest-bearing promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $50.0 million. The Company lent and was repaid $30.0 million and recorded $4 thousand of interest income for the year ended December 31, 2020. The unpaid principal balance and accrued interest were payable on demand upon 120 days written notice by the Company. The promissory note matured on December 31, 2020.
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,834,220 for the year ended December 31, 2022, and 9,191,642 for the period from May 19, 2021 to December 31, 2021.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)As of December 31, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the year ended December 31, 2022. However, had December 31, 2022, also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.

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
(5)As of December 31, 2022 and 2021, the Oak Street Triggering Events with respect to the Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the year ended December 31, 2022. However, had December 31, 2022, also been the end of the contingency period for the First Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the First Oak Street Earnout Units have been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022. Had December 31, 2021, also been the end of the contingency period for the First Oak Street Earnout Units, the Oak Street Triggering Event would not have occurred, and therefore the First Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the period from May 19, 2021, to December 31, 2021. Had December 31, 2022, or December 31, 2021, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have not occurred, and therefore the Second Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022, or for the period from May 19, 2021, to December 31, 2021.
(6)As of December 31, 2021, the Class E Triggering Events with respect to the Earnout Securities had been met and no Earnout Securities remained outstanding.

Year Ended December 31, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(9,289)	433,431,256	$(0.02)
Effect of dilutive securities:
Unvested RSUs	—	—		10,978,491
Warrants	—	—		10,451,892
Compensation-classified Wellfleet Earnout Shares	—	—		649,660
Contingent consideration-classified Wellfleet Earnout Shares	—	—		59,063
Vested Common Units	—	—		974,541,796
Vested Incentive Units	—	—		1,510,852
Unvested Incentive Units	—	—		24,744,397
Oak Street Earnout Units	—	—		13,037,165
Diluted	$(9,289)	433,431,256	$(0.02)

For the Period from May 19, 2021 to December 31, 2021	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(450,430)	354,949,067	$(1.27)
Effect of dilutive securities:
Unvested RSUs	—	—		1,702,275
Warrants	—	—		14,159,364
Vested Common and Incentive Units	(1,306,873)	960,237,349		—
Unvested Incentive Units	—	—		6,743,015
Earnout Securities	—	—		50,881,018
Diluted	$(1,757,303)	1,315,186,416	$(1.34)
For periods prior to the Business Combination, earnings per share results in values that would not be meaningful to the users of the Financial Statements, as the Company’s capital structure completely changed as a result of the Business Combination. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination.

Blue Owl Capital Inc.
(Prior to May 19, 2021, Owl Rock)
Notes to Consolidated and Combined Financial Statements
14. SUBSEQUENT EVENTS
Dividend
On February 13, 2023, the Company announced a cash dividend of $0.13 per Class A Share. The dividend is payable on March 6, 2023, to holders of record as of the close of business on February 24, 2023.