Form 10-Q
period 2023-03-31
BLUE OWL CAPITAL INC.
filed 2023-05-04
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Class A common stock, par value $0.0001	445,872,226
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	642,123,728
Class D common stock, par value $0.0001	319,132,127

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

Annual Report	Refers to our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on February 27, 2023.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Owl Rock Capital Corporation (NYSE: ORCC) (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Finance Corp. II (“ORTF II”), Owl Rock Core Income Corp. (“ORCIC”) and Owl Rock Technology Income Corp. (“ORTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

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
December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock
Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and
Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

CLOs	Refers to collateralized loan obligations.

Direct Lending	Refers to our Direct Lending products, which offer private credit solutions to middle-market companies through four investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending, and also includes our CLOs.

Dyal Capital	Refers to the Dyal Capital Partners business that was acquired from Neuberger Berman Group LLC in connection with the Business Combination.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Direct Lending products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Capital Solutions products, FPAUM for the GP minority equity investments strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Capital Solutions’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

our funds or our products	Refers to the products that we manage, including our BDCs, private funds, CLOs and managed accounts.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Capital Solutions	Refers to our GP Capital Solutions products, which primarily focus on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit platforms through two existing investment strategies: GP minority equity investments and GP debt financing, and also include our professional sports minority investments strategy.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Oak Street Real Estate Capital, LLC that was acquired on December 29, 2021.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Capital Solution products invest.

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

2023 First Quarter Overview

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$8,317	$(11,815)

Fee-Related Earnings(1)	$225,899	$171,383

Distributable Earnings(1)	$209,014	$155,726
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $144.4 billion FPAUM: $91.6 billion

Direct Lending Products AUM: $71.6 billion FPAUM: $51.2 billion	GP Capital Solutions Products AUM: $49.2 billion FPAUM: $28.6 billion	Real Estate Products AUM: $23.6 billion FPAUM: $11.9 billion

Diversified Lending Commenced 2016 AUM: $41.5 billion FPAUM: $26.2 billion	GP Minority Equity Commenced 2010 AUM: $47.0 billion FPAUM: $27.7 billion	Net Lease Commenced 2009 AUM: $23.6 billion FPAUM: $11.9 billion
Technology Lending Commenced 2018 AUM: $17.2 billion FPAUM: $13.3 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.8 billion
First Lien Lending Commenced 2018 AUM: $3.3 billion FPAUM: $2.9 billion	Professional Sports Minority Investments Commenced 2021 AUM: $0.6 billion FPAUM: $0.1 billion
Opportunistic Lending Commenced 2020 AUM: $2.4 billion FPAUM: $1.6 billion
CLOs Commenced 2022 AUM: $7.2 billion FPAUM: $7.2 billion

As of March 31, 2023, our AUM was $144.4 billion, which included $91.6 billion of FPAUM. For the three months ended March 31, 2023, approximately 93% of our management fees were earned on AUM from Permanent Capital. As of March 31, 2023, we have $11.7 billion in AUM not yet paying fees, providing approximately $155 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, globally.

We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth. During the first quarter of 2023, investor concerns over macroeconomic factors, including inflation, interest rates, global gross domestic product growth and geopolitical instability, persisted.

In addition, shocks to deposit bases at regional banks and subsequent Federal Reserve action introduced another element of uncertainty and volatility to the public equity and credit markets centered around the duration of capital and capital availability. During the first quarter of 2023, 93% of our management fees were generated by permanent capital and the remainder from long-dated capital, with no meaningful pressure to our asset base from redemptions. We also ended the first quarter of 2023 with substantial available capital to deploy, reporting $11.7 billion of AUM not yet paying fees.

As a number of legacy participants have remained on the sidelines in the broadly syndicated loan market, direct lenders continue to take market share, providing financing solutions to sponsors and companies at wider spreads and lower loan to value ratios on average. Rising interest rates continue to have a beneficial impact on our management fees, as higher base rates continue to drive increased Part I Fees.

We continue to see attractive deployment opportunities for our GP Capital Solutions products, as capital needs across the private alternative asset management universe remain elevated. The deployment landscape remains attractive with significant capital needs across the private alternative asset management universe.

In Real Estate, a combination of rising interest rates, elevated inflation, and uncertainty around future capital availability in the wake of regional bank shocks continue to affect valuations and transaction volumes. Our Real Estate products, focused on triple net lease, continue to benefit from the inflation-mitigating net lease structure and we continue to deploy capital into attractive opportunities as we raise new capital through various new products launched in 2022.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in this report.
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
As of March 31, 2023, assets under management related to us, our executives and other employees totaled approximately $3.4 billion (including $1.1 billion related to accrued carried interest). A portion of these assets under management are not charged fees.

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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $155 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Three Months Ended March 31, 2023

6%
1%
93%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$68,607	$48,510	$21,085	$138,202	$39,227	$39,906	$15,362	$94,495
New capital raised	1,940	320	1,539	3,799	1,938	1,566	360	3,864
Change in debt	939	—	495	1,434	3,618	—	—	3,618
Distributions	(763)	(702)	(207)	(1,672)	(284)	(758)	(165)	(1,207)
Change in value / other	894	1,039	678	2,611	276	439	533	1,248
Ending Balance	$71,617	$49,167	$23,590	$144,374	$44,775	$41,153	$16,090	$102,018

Direct Lending. Increase in AUM for the three months ended March 31, 2023 was driven by the following:
•$1.2 billion new capital raised in diversified lending, primarily driven by private wealth fundraising in ORCIC and a separately managed account.
•$0.7 billion new capital raised in technology lending, driven by continued fundraising in ORTF II and ORTIC.
•$0.9 billion of additional net debt commitments across all of Direct Lending, as we continue to opportunistically manage leverage in our BDCs.
•$0.9 billion of overall appreciation across the platform.
•$0.8 billion in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material during the first quarter of 2023.
GP Capital Solutions. Increase in AUM for the three months ended March 31, 2023 was driven by the overall appreciation across all of our major products and new capital raised, primarily in our professional sports minority investments strategy, partially offset by distributions in Dyal Fund IV and our professional sports minority investments strategy.

Real Estate. Increase in AUM for the three months ended March 31, 2023 was driven by new capital raised of $1.5 billion across various products, primarily Real Estate Fund VI, our recently launched triple net-lease drawdown fund, Net Lease Trust, our recently launched REIT, and Net Lease Property Fund; overall appreciation across the platform of $0.7 billion and additional debt commitments of $0.5 billion, primarily related to Net Lease Property Fund, partially offset by distributions across various products.
Changes in FPAUM

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(dollars in millions)	Direct Lending	GP Capital Solutions	Real Estate	Total	Direct Lending	GP Capital Solutions	Real Estate	Total
Beginning Balance	$49,041	$28,772	$10,997	$88,810	$32,029	$21,212	$8,203	$61,444
New capital raised / deployed (1)	2,021	(8)	1,078	3,091	2,200	3,337	1,077	6,614
Fee basis step down (1)	—	—	—	—	—	(898)	—	(898)
Distributions	(732)	(203)	(151)	(1,086)	(278)	—	(161)	(439)
Change in value / other	820	—	(2)	818	(1,293)	—	156	(1,137)
Ending Balance	$51,150	$28,561	$11,922	$91,633	$32,658	$23,651	$9,275	$65,584
(1)The three months ended March 31, 2022, reflects a change in classification from fee basis step down to new capital raised / deployed for the fee holiday expiration in GP Capital Solutions Dyal Fund V of $2.1 billion on January 1, 2022.

Direct Lending. Increase in FPAUM for the three months ended March 31, 2023 was driven by a combination of continued fundraising and debt deployment and the overall appreciation across the platform, partially offset by distributions, which primarily related to dividends paid from our BDCs.
GP Capital Solutions. FPAUM for the three months ended March 31, 2023 remained relatively unchanged.
Real Estate. Increase in FPAUM for the three months ended March 31, 2023 was driven primarily by capital raised in Real Estate Fund VI and Net Lease Trust.

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
Direct Lending

								MoIC				IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)		Net (9)		Gross (10)	Net (11)
Diversified Lending (1)
ORCC	2016	$14,878	$6,019	$6,019	$2,409	$5,884	$8,293	1.57	x	1.42	x	12.7%	9.3%
ORCC II (2)	2017	$2,595	$1,345	$1,345	$340	$1,297	$1,637	NM		1.27	x	NM	7.0%
ORCC III	2020	$4,018	$1,800	$1,800	$229	$1,814	$2,043	1.19	x	1.17	x	12.1%	11.1%
ORCIC (2)	2020	$13,066	$5,532	$5,532	$332	$5,250	$5,582	NM		1.08	x	NM	8.4%

Technology Lending (1)
ORTF	2018	$6,986	$3,234	$3,234	$441	$3,386	$3,827	1.29	x	1.21	x	12.1%	8.6%
ORTF II	2021	$5,739	$3,495	$1,220	$17	$1,225	$1,242	1.09	x	1.06	x	13.3%	8.5%

First Lien Lending (3)
Owl Rock First Lien Fund Levered	2018	$2,820	$1,161	$863	$193	$880	$1,073	1.31x		1.25x		10.3%	8.3%
Owl Rock First Lien Fund Unlevered	2019	$169	$163	$156	$31	$142	$173	1.15x		1.11x		5.4%	3.9%

(1)Information presented in the AUM through Total Value columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and have not yet filed their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for ORCC II and ORCIC.
(3)Owl Rock First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.29x and 1.21x, respectively. The gross and net IRR for the Offshore Levered feeder is 9.7% and 6.7%, respectively. All other values for Owl Rock First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Owl Rock First Lien Fund feeders. Owl Rock First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
(4)Includes reinvested dividends and share repurchases, if applicable.
(5)Invested capital includes capital calls, reinvested dividends and periodic investor closes, as applicable.
(6)Realized proceeds represent the sum of all cash distributions to investors.
(7)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(8)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.
(9)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, and all other expenses.
(10)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.
(11)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, and all other expenses. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.

GP Capital Solutions

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Equity (1)
Dyal Fund I	2011	$812	$1,284	$1,266	$672	$601	$1,273	1.15x	1.01x	2.9%	0.1%
Dyal Fund II	2014	$2,885	$2,153	$1,857	$672	$2,054	$2,726	1.73x	1.47x	13.7%	8.8%
Dyal Fund III	2015	$8,708	$5,318	$3,268	$3,159	$4,405	$7,564	2.84x	2.31x	30.7%	23.1%
Dyal Fund IV	2018	$14,056	$9,041	$5,864	$3,012	$7,329	$10,341	2.09x	1.76x	79.8%	50.2%
Dyal Fund V	2020	$13,513	$12,852	$2,579	$410	$2,757	$3,167	1.49x	1.23x	59.7%	31.9%
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag and are exclusive of investments made by us and the related carried interest vehicles of the respective products.
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Oak Street Real Estate Capital Fund IV (1)	2017	$1,180	$1,250	$1,250	$1,410	$562	$1,972	1.74x	1.56x	26.6%	21.5%
Oak Street Real Estate Capital Net Lease Property Fund	2019	$6,839	$3,298	$3,298	$634	$3,695	$4,329	1.24x	1.22x	15.7%	14.4%
Oak Street Real Estate Capital Fund V (1)	2020	$3,810	$2,500	$1,912	$521	$1,910	$2,431	1.35x	1.27x	35.9%	27.9%
Oak Street Net Lease Trust (2)	2022	$3,259	$1,123	$1,123	$15	$1,090	$1,105	NM	NM	NM	NM
Oak Street Real Estate Capital Fund VI (1)	2022	$3,307	$3,015	$—	$—	$—	$—	NM	NM	NM	NM
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(2)Information presented in the AUM through Total Value columns for this vehicle is presented on a quarter lag due to the vehicle being a public filer with the SEC and has not yet filed its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report.
(3)Invested capital includes investments by the general partner, capital calls, dividends reinvested and periodic investors closes, as applicable.
(4)Realized proceeds represent the sum of all cash distributions to all investors.
(5)Unrealized value represents the fund’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(6)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable.
(7)Net MoIC measures the aggregate value generated by a product's investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product's investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable, and all other expenses.
(8)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable.
(9)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product's residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable, and all other expenses. An individual investor's IRR may differ from the reported IRR based on the timing of capital transactions.

GAAP Results of Operations Analysis
As a result of the Wellfleet Acquisition, prior period amounts may not be comparable to current period amounts or expected future trends. Wellfleet’s results of operations are included from April 1, 2022.
Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $85,864 and $46,739)	$358,825	$247,632	$111,193
Administrative, transaction and other fees	31,655	28,345	3,310
Realized performance income	506	—	506
Total Revenues, Net	390,986	275,977	115,009
Expenses
Compensation and benefits	197,618	193,892	3,726
Amortization of intangible assets	70,891	61,526	9,365
General, administrative and other expenses	56,134	43,294	12,840
Total Expenses	324,643	298,712	25,931
Other Loss
Net gains on investments	612	5	607
Interest expense, net	(13,573)	(12,834)	(739)
Change in TRA liability	(1,964)	(9,652)	7,688
Change in warrant liability	(1,950)	17,758	(19,708)
Change in earnout liability	(994)	(496)	(498)
Total Other Loss	(17,869)	(5,219)	(12,650)
Income (Loss) Before Income Taxes	48,474	(27,954)	76,428
Income tax expense (benefit)	6,440	(5,038)	11,478
Consolidated and Combined Net Income (Loss)	42,034	(22,916)	64,950
Net (income) loss attributable to noncontrolling interests	(33,717)	11,101	(44,818)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$8,317	$(11,815)	$20,132
Revenues, Net
Management Fees. The increase in management fees was primarily driven by the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
•Direct Lending increased $74.5 million due to continued fundraising and deployment of capital within new and existing Direct Lending products, as well as the $7.5 million accretive impact of the Wellfleet Acquisition.
•GP Capital Solutions increased $27.9 million, primarily driven by continued fundraising in Dyal Fund V.
•Real Estate increased $8.8 million due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily Net Lease Trust and Net Lease Property Fund.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following: (i) an increase of $7.5 million in administrative fees, driven by a higher level of reimbursable expenses due to growth of our products and business overall; (ii) an increase of $2.8 million in dealer manager revenues due to growth in the distribution of our retail BDCs; and (iii) an offsetting decrease of $7.0 million due to fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
• $36.2 million increase driven by higher compensation to existing employees, as well as increased headcount due to our continued growth, inclusive of the Wellfleet Acquisition.
•$22.9 million offsetting decrease in equity-based compensation, reflecting a $40.0 million decrease in acquisition-related equity-based compensation due to the settlement of the First Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2023, partially offset by an $18.5 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2022 in connection with year-end bonus compensation.
• $10.0 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
Amortization of Intangible Assets. Amortization of intangible assets increased primarily due to corporate actions taken during the first quarter of 2023 resulting in a change of the estimated useful lives of acquired trademarks. The remaining unamortized balances of the trademarks are being expensed through June 30, 2023. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased driven by the following: (i) an increase of $12.8 million in distribution costs due to increased fundraising; and (ii) an increase of $5.8 million in occupancy costs driven by additional leased space to accommodate our continued growth. These increases were offset by a favorable change of $8.9 million in expense support resulting from recoveries with certain products we manage. The remaining net change was across various categories, driven by our continued growth.
Other Loss
Change in TRA Liability. The change in the TRA liability was driven by accretion and a decrease in the risk free rate used to value the contingent consideration portion of the TRA liability.
Change in Warrant Liability. The change in the warrant liability for the current period was driven by the increase in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the increase in the price of our Public Warrants. In August 2022, the Public Warrants were redeemed. See Note 1 to our Financial Statements for additional information.
Income Tax Expense (Benefit)
The change in income tax expense (benefit) was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements and financial statements in our Annual Report for a discussion of the significant tax differences that impacted our effective tax rate.
Net (Income) Loss Attributable to Noncontrolling Interest
Net (income) loss attributable to noncontrolling interests in the current period and prior period primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 68% and 71% weighted average economic interest in the Blue Owl Operating Group for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, realized performance income and related compensation, interest expense, net, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
FRE revenues	$377,403	$272,598	$104,805
FRE expenses	151,630	101,735	49,895
Net income allocated to noncontrolling interests included in Fee-Related Earnings	126	520	(394)
Fee-Related Earnings	$225,899	$171,383	$54,516
Distributable Earnings	$209,014	$155,726	$53,288
Fee-Related Earnings and Distributable Earnings increased as a result of higher FRE revenues in Direct Lending, GP Capital Solutions and Real Estate, as well as the accretive impact of the Wellfleet Acquisition, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
Direct Lending Products
Diversified lending	$146,095	$105,452	$40,643
Technology lending	47,690	23,030	24,660
First lien lending	4,485	3,681	804
Opportunistic lending	2,400	1,541	859
CLOs	7,518	—	7,518
Management Fees, Net	208,188	133,704	74,484
Administrative, transaction and other fees	7,524	14,473	(6,949)
FRE Revenues - Direct Lending Products	215,712	148,177	67,535

GP Capital Solutions Products
GP minority equity investments	130,296	102,100	28,196
GP debt financing	3,751	3,092	659
Professional sports minority investments	402	500	(98)
Management Fees, Net	134,449	105,692	28,757
Administrative, transaction and other fees	1,203	1,571	(368)
FRE Revenues - GP Capital Solutions Products	135,652	107,263	28,389

Real Estate Products
Net lease	25,957	17,158	8,799
Management Fees, Net	25,957	17,158	8,799
Administrative, transaction and other fees	82	—	82
FRE Revenues - Real Estate Products	26,039	17,158	8,881
Total FRE Revenues	$377,403	$272,598	$104,805
FRE Management Fees. The increase in FRE management fees was primarily driven by the drivers below:
•Direct Lending increased due to continued fundraising and deployment of capital within new and existing Direct Lending products, as well as the accretive impact of the Wellfleet Acquisition.
•GP Capital Solutions increased, primarily driven by continued fundraising in Dyal Fund V.
•Real Estate increased due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily Net Lease Trust and Net Lease Property Fund.
FRE Administrative, Transaction and Other Fees. The decrease in FRE administrative, transaction and other fees was driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
FRE Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
FRE compensation and benefits	$103,600	$74,969	$28,631
FRE general, administrative and other expenses	48,030	26,766	21,264
Total FRE Expenses	$151,630	$101,735	$49,895
FRE Compensation and Benefits. FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth, inclusive of the Wellfleet Acquisition.

FRE General, Administrative and Other Expenses. FRE general, administrative and other expenses increased, primarily driven by: (i) an increase of $10.0 million in distribution costs due to increased fundraising; and (ii) an increase of $5.8 million in occupancy costs driven by additional leased space to accommodate our continued growth, with the remaining net increase across various categories, driven by our continued growth.
Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
GAAP Net Income (Loss) Attributable to Class A Shares	$8,317	$(11,815)
Net income (loss) attributable to noncontrolling interests	33,717	(11,101)
Income tax expense (benefit)	6,440	(5,038)
GAAP Income (Loss) Before Income Taxes	48,474	(27,954)
Net income allocated to noncontrolling interests included in Fee-Related Earnings	126	520
Strategic Revenue-Share Purchase consideration amortization	9,769	8,922
Realized performance income	(506)	—
Realized performance compensation	177	—
Equity-based compensation - other	35,628	17,526
Equity-based compensation - acquisition related	20,679	60,654
Equity-based compensation - Business Combination grants	16,968	18,421
Acquisition-related cash earnout amortization	6,098	16,082
Capital-related compensation	1,698	830
Amortization of intangible assets	70,891	61,526
Transaction Expenses	116	2,425
Expense support	(2,088)	7,212
Net gains on investments	(612)	(5)
Change in TRA liability	1,964	9,652
Change in warrant liability	1,950	(17,758)
Change in earnout liability	994	496
Interest expense, net	13,573	12,834
Fee-Related Earnings	225,899	171,383
Realized performance income	506	—
Realized performance compensation	(177)	—
Interest expense, net	(13,573)	(12,834)
Taxes and TRA payments	(3,641)	(2,823)
Distributable Earnings	209,014	155,726
Interest expense, net	13,573	12,834
Taxes and TRA payments	3,641	2,823
Fixed assets depreciation and amortization	1,922	218
Adjusted EBITDA	$228,150	$171,601

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
GAAP Revenues	$390,986	$275,977
Strategic Revenue-Share Purchase consideration amortization	9,769	8,922
Realized performance income	(506)	—
Reimbursed expenses	(22,846)	(12,301)
FRE Revenues	$377,403	$272,598

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
GAAP Compensation and Benefits	$197,618	$193,892
Realized performance compensation	(177)	—
Equity-based compensation - other	(35,628)	(17,113)
Equity-based compensation - acquisition related	(20,679)	(60,654)
Equity-based compensation - Business Combination grants	(16,968)	(18,421)
Acquisition-related cash earnout amortization	(6,098)	(16,082)
Capital-related compensation	(1,698)	(830)
Reimbursed expenses	(12,770)	(5,823)
FRE Compensation and Benefits	$103,600	$74,969

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
GAAP General, Administrative and Other Expenses	$56,134	$43,294
Equity-based compensation - other	—	(413)
Transaction Expenses	(116)	(2,425)
Expense support	2,088	(7,212)
Reimbursed expenses	(10,076)	(6,478)
FRE General, Administrative and Other Expenses	$48,030	$26,766
Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in the Financial Statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including geopolitical, macro-environmental and other uncertainty. For a summary of our significant accounting policies, see Note 2 to our Financial Statements and financial statements in our Annual Report.
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
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determines the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 8 to our Financial Statements and financial statements in our Annual Report for additional details.
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
Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the adverse impacts to FPAUM and management fees, general economic conditions, and various other factors that require judgement in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets. We also estimate the useful lives of our finite-lived intangible assets for purposes of amortization. The useful lives are based on our judgment of the expected future economic benefits of the assets. Changes in estimated useful lives could result in significant changes to the amount of amortization expense recognized in future periods.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended March 31, 2023, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
We ended the first quarter of 2023 with $37.9 million of cash and cash equivalents and approximately $758.6 million available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of March 31, 2023, our long-term debt obligations consisted of $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”and collectively with the 2031 Notes and the 2032 Notes, the “Notes”). We also had $350.0 million outstanding under our Revolving Credit Facility as of March 31, 2023, and as of the date of this filing, the balance was $140.0 million. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 4 to our Financial Statements and financial statements in our Annual Report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations, and as such believes that such measure is meaningful to our investors. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, net, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $228.2 million for the three months ended March 31, 2023. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements in this report, we may in the future be required to make payments under the TRA. As of March 31, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $936.8 million under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. The Program replaced the previously authorized program under which we repurchased 2,000,000 shares during the first quarter of 2022.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three months ended March 31, 2023 and 2022, 319,306 RSUs with a fair value of $4.4 million and 56,981 RSUs with a fair value of $0.7 million, respectively, were withheld to satisfy tax withholding obligations.
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 to the financial statements in our Annual Report) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. For details on the Oak Street Cash Earnout and Wellfleet Earnout, see Note 3 to the financial statements in our Annual Report.

Dividends and Distributions
For the first quarter of 2023, we declared a dividend of $0.14 to holders of record as of the close of business on May 19, 2023, which will be paid on May 31, 2023. Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. We set the target annual dividend for fiscal year 2023 at $0.56 per Class A Share (representing a fixed quarterly dividend of $0.14 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.
We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers Blue Owl’s share of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as tax-related payments, operating reserves, fixed asset purchases, purchases under the Company's share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company's contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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
Adverse market conditions, including from unexpectedly high and persistent inflation, an increasing interest rate environment, geopolitical events, and the current instability experienced by some financial institutions, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products. We hold the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in this report.

LIBOR Transition
On March 5, 2021, the U.K. Financial Conduct Authority announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. Our Notes are fixed rate borrowings, and therefore the LIBOR phase out will not have an impact on this borrowing. The Revolving Credit Facility is subject to the secured overnight financing rate (“SOFR”) at our option, or alternative rates that are not tied to LIBOR. Certain of our products hold investments and have borrowings that are tied to LIBOR, and we continue to focus on managing any risk related to those exposures. Our senior management has oversight of these transition efforts. See “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by our products” in our Annual Report.
Cash Flows Analysis

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$121,009	$93,204	$27,805
Investing activities	(34,360)	(22,607)	(11,753)
Financing activities	(116,815)	72,788	(189,603)
Net Change in Cash and Cash Equivalents	$(30,166)	$143,385	$(173,551)
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to bonus expense, which are generally paid out during the first quarter of the year following the expense. Net cash flows from operating activities increased from the prior year period due to higher management fees, partially offset by operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.
Included in the three months ended March 31, 2023, were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.

Investing Activities. Cash flows from investing activities for the three months ended March 31, 2023, were primarily related to purchases of investments in our products. Cash flows from investing activities for the three months ended March 31, 2022, were primarily related to leasehold improvements associated with certain office spaces.

Financing Activities. Cash flows from financing activities for the three months ended March 31, 2023, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). In addition, we had borrowings and repayments under our Revolving Credit Facility, which borrowings were used to finance working capital needs and general capital purposes. Included in the three months ended March 31, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023, as discussed above.
Cash flows from financing activities for the three months ended March 31, 2022, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). Our cash flows from financing activities also benefited from a net increase to our debt as a result of the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, partially offset by repayments under our Revolving Credit Facility.

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
Interest Rate Risk
Our Notes bear interest at fixed rates. Borrowings under our Revolving Credit Facility bear interest at a variable rate based on SOFR (or an alternative base rate at our option). An increase or decrease in interest rates by 100 basis points is not expected to have a material impact on our interest expense.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in this report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our Annual Report. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Annual Report, other than as described below. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.

Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, current high and rising interest rates, the availability and cost of credit, rising inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our clients and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including hostilities between Russia and Ukraine, other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. We may also be subject to risks arising from a default by one of several large financial institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one financial institution may cause a series of defaults by the other financial institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. The extent and impact of sanctions imposed in connection with the war between Russia and Ukraine has caused and may continue to cause additional financial market volatility and impact the global economy as the situation continues to evolve.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
See Exhibit Index on the following page.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 10-Q filed on May 5, 2022)
3.2	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of March 31, 2023 and December 31, 2022, (ii) the Consolidated and Combined Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022, (iv) the Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) the Notes to the Consolidated and Combined Financial Statements

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

Date: May 4, 2023	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated and Combined Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$37,913	$68,079
Due from related parties	299,620	357,921
Investments (includes $47,826 and $16,922 at fair value and $344,896 and $315,304 of investments in the Company’s products, respectively)	346,532	317,231
Operating lease assets	240,184	224,411
Strategic Revenue-Share Purchase consideration, net	448,170	457,939
Deferred tax assets	745,755	757,234
Intangible assets, net	2,334,531	2,405,422
Goodwill	4,205,159	4,205,159
Other assets, net	105,064	99,679
Total Assets	$8,762,928	$8,893,075
Liabilities
Debt obligations, net	$1,765,530	$1,624,771
Accrued compensation	144,802	309,644
Operating lease liabilities	260,697	239,844
TRA liability (includes $122,951 and $120,587 at fair value, respectively)	823,914	820,960
Warrant liability, at fair value	10,500	8,550
Earnout liability, at fair value	91,814	172,070
Deferred tax liabilities	39,978	41,791
Accounts payable, accrued expenses and other liabilities	156,355	126,559
Total Liabilities	3,293,590	3,344,189
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 445,872,226 and 445,131,351 issued and outstanding, respectively	45	45
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 642,123,728 and 629,402,505 issued and outstanding, respectively	64	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,328,516	2,293,903
Accumulated deficit	(738,949)	(689,345)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,589,708	1,604,698
Stockholders’ equity attributable to noncontrolling interests	3,879,630	3,944,188
Total Stockholders’ Equity	5,469,338	5,548,886
Total Liabilities and Stockholders’ Equity	$8,762,928	$8,893,075
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2023	2022
Revenues
Management fees, net (includes Part I Fees of $85,864 and $46,739 respectively)	$358,825	$247,632
Administrative, transaction and other fees	31,655	28,345
Realized performance income	506	—
Total Revenues, Net	390,986	275,977
Expenses
Compensation and benefits	197,618	193,892
Amortization of intangible assets	70,891	61,526
General, administrative and other expenses	56,134	43,294
Total Expenses	324,643	298,712
Other Loss
Net gains on investments	612	5
Interest expense, net	(13,573)	(12,834)
Change in TRA liability	(1,964)	(9,652)
Change in warrant liability	(1,950)	17,758
Change in earnout liability	(994)	(496)
Total Other Loss	(17,869)	(5,219)
Income (Loss) Before Income Taxes	48,474	(27,954)
Income tax expense (benefit)	6,440	(5,038)
Consolidated and Combined Net Income (Loss)	42,034	(22,916)
Net (income) loss attributable to noncontrolling interests	(33,717)	11,101
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$8,317	$(11,815)

Earnings (Loss) per Class A Share
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
Weighted-Average Class A Shares
Basic(1)	456,189,118	417,108,929
Diluted	461,911,117	417,108,929

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2023	2022
Class A Shares Par Value
Beginning balance	$45	$40
Class C Shares and Common Units exchanged for Class A Shares	—	1
Ending Balance	$45	$41

Class C Shares Par Value
Beginning balance	$63	$67
Settlement of Oak Street Earnout Units	1	—
Ending Balance	$64	$67

Class D Shares Par Value
Beginning balance	$32	$32
Ending Balance	$32	$32

Additional Paid-in Capital
Beginning balance	$2,293,903	$2,160,934
Deferred taxes on capital transactions	(8,053)	9,639
TRA liability on capital transactions	(988)	(14,868)
Exercise of warrants	—	2
Equity-based compensation	4,508	2,781
Withholding taxes on vested RSUs	(1,395)	(214)
Class A Share repurchases	—	(24,238)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	40,541	32,196
Ending Balance	$2,328,516	$2,166,232

Accumulated Deficit
Beginning balance	$(689,345)	$(497,506)
Cash dividends declared on Class A Shares	(57,921)	(40,505)
Comprehensive income (loss)	8,317	(11,815)
Ending Balance	$(738,949)	$(549,826)
Total Stockholders' Equity Attributable to Blue Owl Capital Inc.	$1,589,708	$1,616,546

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,944,188	$4,184,003
Equity-based compensation	64,805	84,018
Contributions	9,825	5,131
Distributions	(129,358)	(101,038)
Withholding taxes on vested RSUs	(3,006)	(519)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(40,541)	(32,196)
Comprehensive income (loss)	33,717	(11,101)
Ending Balance	$3,879,630	$4,128,298
Total Stockholders' Equity	$5,469,338	$5,744,844

Cash Dividends Paid per Class A Share	$0.13	$0.10

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2023	2022
Number of Class A Shares
Beginning balance	445,131,351	404,919,411
Class A Share repurchases	—	(2,000,000)
Shares delivered on vested RSUs	424,933	101,122
Class C Shares and Common Units exchanged for Class A Shares	315,942	4,619,175
Exercise of warrants	—	200
Ending Balance	445,872,226	407,639,908

Number of Class C Shares
Beginning balance	629,402,505	674,766,200
Class C Shares and Common Units exchanged for Class A Shares	(315,942)	(4,619,175)
Settlement of Oak Street Earnout Units	13,037,165	—
Ending Balance	642,123,728	670,147,025

Number of Class D Shares
Beginning balance	319,132,127	319,132,127
Ending Balance	319,132,127	319,132,127

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Consolidated and combined net income (loss)	$42,034	$(22,916)
Adjustments to reconcile consolidated and combined net income (loss) to net cash from operating activities:
Amortization of intangible assets	70,891	61,526
Equity-based compensation	73,275	96,601
Depreciation and amortization of fixed assets	1,922	218
Amortization of debt discounts and deferred financing costs	1,117	1,022
Amortization of investment discounts and premiums	—	6
Non-cash lease expense	5,081	1,444
Payment of earnout liability in excess of acquisition-date fair value	(7,188)	—
Net gains on investments, net of dividends	(612)	(5)
Change in TRA liability	1,964	9,652
Change in warrant liability	1,950	(17,758)
Change in earnout liability	994	496
Deferred income taxes	1,619	(7,860)
Changes in operating assets and liabilities:
Due from related parties	58,301	12,994
Strategic Revenue-Share Purchase consideration	9,769	8,922
Other assets, net	(1,102)	4,099
Accrued compensation	(168,804)	(72,843)
Accounts payable, accrued expenses and other liabilities	29,798	17,606
Net Cash Provided by Operating Activities	121,009	93,204

Cash Flows from Investing Activities
Purchases of fixed assets	(5,672)	(18,379)
Purchases of investments	(37,686)	(5,750)
Proceeds from investment sales and maturities	8,998	1,522
Net Cash Used in Investing Activities	(34,360)	(22,607)

Cash Flows from Financing Activities
Proceeds from debt obligations	355,000	395,060
Debt issuance costs	—	(4,854)
Repayments of debt obligations, including retirement costs	(215,000)	(153,000)
Payment of earnout liability up to acquisition-date fair value	(74,062)	—
Withholding taxes on vested RSUs	(4,401)	(733)
Dividends paid on Class A Shares	(57,921)	(40,505)
Proceeds from exercise of warrants	—	2
Class A Share repurchases	—	(24,238)
Contributions from noncontrolling interests	8,927	2,094
Distributions to noncontrolling interests	(129,358)	(101,038)
Net Cash (Used in) Provided by Financing Activities	(116,815)	72,788
Net Increase (Decrease) in Cash and Cash Equivalents	(30,166)	143,385
Cash and cash equivalents, beginning of period	68,079	42,567
Cash and Cash Equivalents, End of Period	$37,913	$185,952
Supplemental Information
Cash paid for interest	$11,254	$215
Cash paid for income taxes	$1,828	$113

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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of March 31, 2023:

March 31, 2023
Class A Shares	445,872,226
Class C Shares	642,123,728
Class D Shares	319,132,127
RSUs	25,497,228
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2023, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2023, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through March 31, 2023. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to-date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 8 and the Company’s Annual Report for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of March 31, 2023, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	March 31, 2023
GP Units	445,872,226
Common Units	961,255,855
Incentive Units	32,167,366
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
Share Repurchases, RSUs Withheld for Tax Withholding and Warrants Redeemed
The following table presents share repurchase activity and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended March 31,
	2023	2022
Number of shares purchased pursuant to the Programs	—	2,000,000
Number of RSUs withheld to satisfy tax withholding obligations	319,306	56,981

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
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
Acquisitions-Related Earnouts

Units	March 31, 2023
Oak Street Earnout Units	13,037,165
Wellfleet Earnout Shares	940,668
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated and combined financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated and combined net income (loss) (i.e., the Company has no other comprehensive income). These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K (“Annual Report”).
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
For details about Blue Owl’s significant accounting policies and accounting updates adopted in the prior year, see Note 2 to the financial statements in the Company’s Annual Report. During the three months ended March 31, 2023, there were no material updates to Blue Owl’s significant accounting policies.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
3. INTANGIBLE ASSETS, NET
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	March 31, 2023	December 31, 2022	Useful Life (in years)			Remaining Weighted-Average Amortization Period as of March 31, 2023
Intangible assets, gross:
Investment management agreements	$2,222,320	$2,222,320	0.1	-	20.0	12.4 years
Investor relationships	459,500	459,500	5.8	-	13.0	9.4 years
Trademarks(1)	94,400	94,400	0.3	-	0.3	0.3 years
Total intangible assets, gross	2,776,220	2,776,220

Accumulated amortization:
Investment management agreements	(335,866)	(290,816)
Investor relationships	(71,224)	(60,630)
Trademarks	(34,599)	(19,352)
Total accumulated amortization	(441,689)	(370,798)
Total Intangible Assets, Net	$2,334,531	$2,405,422
(1) As a result of certain corporate actions taken during the first quarter of 2023, the estimated useful lives of acquired trademarks has been updated. The remaining unamortized balances are being expensed through June 30, 2023.
The following table presents expected future amortization of finite-lived intangible assets as of March 31, 2023:

(dollars in thousands)
Period	Amortization
April 1, 2023 to December 31, 2023	$228,830
2024	223,942
2025	219,739
2026	205,907
2027	191,731
Thereafter	1,264,382
Total	$2,334,531
Pro Forma Financial Information
Unaudited pro forma revenues and unaudited pro forma net income (loss) allocated to Class A Stockholders were $251.6 million and $(12.0) million, respectively, for the three months ended March 31, 2022. This proforma financial information was computed by combining the historical financial information of the Company, including as if the Wellfleet Acquisition was consummated on January 1, 2021. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income (loss) would have been had the businesses actually been combined as of the dates above.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
4. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	March 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,896
2032 Notes	2/15/2032	400,000	400,000	—	392,049
2051 Notes	10/7/2051	350,000	350,000	—	337,585
Revolving Credit Facility	6/15/2027	1,115,000	350,000	758,638	350,000
Total		$2,565,000	$1,800,000	$758,638	$1,765,530

	December 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,474
2032 Notes	2/15/2032	$400,000	$400,000	$—	$391,819
2051 Notes	10/7/2051	350,000	350,000	—	337,478
Revolving Credit Facility	6/15/2027	1,115,000	210,000	899,876	210,000
Total		$2,565,000	$1,660,000	$899,876	$1,624,771
Amounts available for the Company’s Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases.
For a description of terms for the instruments above as well as related financial covenants, see Note 4 to the financial statements in the Company’s Annual Report.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2023	2022
Operating lease cost	$8,171	$3,451
Short term lease cost	62	315
Net Lease Cost	$8,233	$3,766

(dollars in thousands)	Three Months Ended March 31,
Supplemental Lease Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,152	$2,007

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,933	$2,983

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	13.0 years	13.0 years

Weighted-average discount rate:
Operating leases	4.8%	4.0%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
April 1, 2023 to December 31, 2023	$9,846
2024	2,730
2025	28,153
2026	30,551
2027	30,741
Thereafter	273,695
Total Lease Payments	375,716
Imputed interest	(115,019)
Total Lease Liabilities	$260,697

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $85.4 million related to leases that have not commenced that were entered into as of March 31, 2023. Such lease payments are not included in the table above or the Company’s consolidated and combined statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in 2024 and continue for approximately 14 years.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Direct Lending Products
Diversified lending	$146,095	$105,452
Technology lending	47,690	23,030
First lien lending	4,485	3,681
Opportunistic lending	2,400	1,541
CLOs	7,518	—
Management Fees, Net	208,188	133,704
Administrative, transaction and other fees	20,091	25,222
Total GAAP Revenues - Direct Lending Products	228,279	158,926

GP Capital Solutions Products
GP minority equity investments	130,296	102,100
GP debt financing	3,751	3,092
Professional sports minority investments	402	500
Strategic Revenue-Share Purchase consideration amortization	(9,769)	(8,922)
Management Fees, Net	124,680	96,770
Administrative, transaction and other fees	8,405	3,123
Total GAAP Revenues - GP Capital Solutions Products	133,085	99,893

Real Estate Products
Net lease	25,957	17,158
Management Fees, Net	25,957	17,158
Administrative, transaction and other fees	3,159	—
Realized performance income	506	—
Total GAAP Revenues - Real Estate Products	29,622	17,158
Total GAAP Revenues	$390,986	$275,977

Blue Owl Capital Inc.
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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Management Fees Receivable
Beginning balance	$262,059	$168,057
Ending balance	$213,969	$174,397

Administrative, Transaction and Other Fees Receivable
Beginning balance	$44,060	$19,535
Ending balance	$32,331	$13,183

Realized Performance Income Receivable
Beginning balance	$1,132	$10,496
Ending balance	$320	$—

Unearned Management Fees
Beginning balance	$9,389	$10,299
Ending balance	$12,764	$9,804
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. The consideration paid in 2021, which includes $455.0 million paid in Class A Shares and $50.2 million in cash, is being amortized as a reduction of management fees, net in the Company’s consolidated and combined statements of operations over a weighted-average period of 12 years, which represents the average period over which the related customer revenues are expected to be recognized.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Beginning Balance	$457,939	$495,322
Amortization	(9,769)	(8,922)
Ending Balance	$448,170	$486,400

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
7. OTHER ASSETS, NET

(dollars in thousands)	March 31, 2023	December 31, 2022
Fixed assets, net:
Leasehold improvements	$66,433	$61,741
Furniture and fixtures	11,163	10,922
Computer hardware and software	3,909	3,171
Accumulated depreciation and amortization	(6,568)	(4,644)
Fixed assets, net	74,937	71,190
Receivables	13,754	11,935
Prepaid expenses	7,514	6,099
Unamortized debt issuance costs on revolving credit facilities	5,970	6,328
Other assets	2,889	4,127
Total	$105,064	$99,679
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan, as amended (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 34,769,386 remain available as of March 31, 2023. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Acquisition related
Oak Street Earnout Units	19,868	60,654
Wellfleet Earnout Shares	811	—
Total acquisition related	20,679	60,654
Incentive Units	39,474	27,162
RSUs	13,122	8,785
Equity-Based Compensation Expense	$73,275	$96,601
Corresponding tax benefit	$242	$152

Fair value of RSUs settled in Class A Shares	$5,856	$1,300
Fair value of RSUs withheld to satisfy tax withholding obligations	$4,400	$733

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	March 31, 2023	December 31, 2022
Loans, at amortized cost (includes $254,500 and $252,225 of investments in the Company’s products, respectively)	$256,135	$254,152
Equity investments in the Company's products, equity method	42,571	46,157
Equity investments in the Company's products, at fair value	45,148	14,079
Investments in the Company's CLOs, at fair value	2,678	2,843
Total	$346,532	$317,231
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$45,148	$—	$45,148
CLOs	—	—	2,678	2,678
Total Assets, at Fair Value	$—	$45,148	$2,678	$47,826

Liabilities, at Fair Value
TRA liability	$—	$—	$122,951	$122,951
Warrant liability	—	—	10,500	10,500
Earnout liability	—	—	91,814	91,814
Total Liabilities, at Fair Value	$—	$—	$225,265	$225,265

	December 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$14,079	$—	$14,079
CLOs	—	—	2,843	2,843
	$—	$14,079	$2,843	$16,922

Liabilities, at Fair Value
TRA liability	$—	$—	$120,587	$120,587
Warrant liability	—	—	8,550	8,550
Earnout liability	—	—	172,070	172,070
Total Liabilities, at Fair Value	$—	$—	$301,207	$301,207

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Level III Assets
(dollars in thousands)	Investment in CLOs
Beginning balance	$2,843
Net losses	(165)
Ending Balance	$2,678
Change in net unrealized losses on assets still recognized at the reporting date	$(165)

Three Months Ended March 31, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(81,250)	(81,250)
Net losses	2,364	1,950	994	5,308
Ending Balance	$122,951	$10,500	$91,814	$225,265
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,364	$1,950	$994	$5,308

Three Months Ended March 31, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Net losses (gains)	9,653	(6,950)	496	3,199
Ending Balance	$120,978	$18,800	$144,296	$284,074
Change in net unrealized losses (gains) on liabilities still recognized at the reporting date	$9,653	$(6,950)	$496	$3,199
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
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
Earnout Liability
As of March 31, 2023 and December 31, 2022, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the Oak Street Acquisition and Wellfleet Acquisition, respectively.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2023:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,678	Discounted cash flow	Yield	18%	-	22%	20%	Decrease

Liabilities
TRA liability	$122,951	Discounted cash flow	Discount Rate	10%	-	10%	10%	Decrease
Warrant liability	10,500	Monte Carlo Simulation	Volatility	34%	-	34%	34%	Increase
Earnout liability:
Oak Street Earnouts	77,990	Monte Carlo Simulation	Revenue Volatility	45%	-	45%	45%	Increase
			Discount Rate	16%		16%	16%	Decrease
Wellfleet Earnouts	13,824	Discounted cash flow	Credit Valuation Adjustment	6%	-	6%	6%	Decrease
	91,814

Total Liabilities, at Fair Value	$225,265

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2022:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,843	Discounted cash flow	Yield	16%		19%	17%	Decrease

Liabilities
TRA liability	$120,587	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	8,550	Monte Carlo simulation	Volatility	34%		34%	34%	Increase
Earnout liability:
Oak Street Earnouts	158,497	Monte Carlo simulation	Revenue Volatility	50%		50%	50%	Increase
			Discount rate	17%	-	17%	17%	Decrease
Wellfleet Earnouts	13,573	Discounted cash flow	Discount rate	6%		6%	6%	Decrease
	172,070

Total Liabilities, at Fair Value	$301,207
Fair Value of Other Financial Instruments
As of March 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.8 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of March 31, 2023, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2022, management estimates that the carrying value of the Company’s other investments and debt obligations, which are not carried at fair value, approximated their fair values, and such fair value measurements for the other investments are categorized as Level III and its debt obligations are categorized as Level I within the fair value hierarchy.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
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
The Company had an effective tax rate of 13.3% for the three months ended March 31, 2023, and 18.0% for the three months ended March 31, 2022. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2023, the Company has not recorded any valuation allowances.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The table below presents management’s estimate as of March 31, 2023, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
April 1, 2023 to December 31, 2023	$—
2024	37,708
2025	52,236
2026	62,931
2027	69,695
Thereafter	714,255
Total Payments	936,825
Less adjustment to fair value for contingent consideration	(112,911)
Total TRA Liability	$823,914
Unfunded Product Commitments
As of March 31, 2023, the Company had unfunded investment commitments to its products of $11.8 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of March 31, 2023, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

(dollars in thousands)	March 31, 2023	December 31, 2022
Management fees	$213,969	$262,059
Realized performance income	320	1,132
Administrative fees	32,331	44,060
Other expenses paid on behalf of the Company’s products and other related parties	53,000	50,670
Due from Related Parties	$299,620	$357,921
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $13.8 million and $9.1 million during the three months ended March 31, 2023 and 2022, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $8.8 million and $5.9 million during the three months ended March 31, 2023 and 2022, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(1.9) million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.9 million and $0.3 million for the three months ended March 31, 2023, and 2022, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. The promissory note bears interest at a rate of SOFR plus 2.0%, subject to change based on credit rating and leverage ratio. As of March 31, 2023, $250.0 million was outstanding under the promissory note and the Company recorded $4.1 million of interest income for the three months ended March 31, 2023. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the Company.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
On November 15, 2022, the Company entered into a one-year, interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or part any time prior to the maturity date. As of March 31, 2023, $4.5 million was outstanding under the promissory note and the Company recorded $0.1 million of interest income for the three months ended March 31, 2023.
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,736,476 for the three months ended March 31, 2023, and 10,928,095 for the three months ended March 31, 2022.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)As of March 31, 2023, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three months ended March 31, 2023. However, had March 31, 2023, also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2023, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(5)As of March 31, 2023 and 2022, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units, and First and Second Oak Street Earnout Units, respectively, had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three months ended March 31, 2023 and 2022, respectively. Additionally, had the end of each reporting period also been the end of the contingency period for the Second Oak Street Earnout Units, and First and Second Oak Street Earnout Units, respectively, the Oak Street Triggering Events would not yet have occurred, and therefore the Second Oak Street Earnout Units, and the First and Second Oak Street Earnout Units, respectively, have not been included in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022, respectively.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Three Months Ended March 31, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$8,317	456,189,118	$0.02
Effect of dilutive securities:
Unvested RSUs	—	5,164,511		—
Warrants	(618)	200,334		—
Compensation-classified Wellfleet Earnout Shares	—	278,761		—
Contingent consideration-classified Wellfleet Earnout Shares	—	78,393		—
Vested Common Units	—	—		961,462,973
Vested Incentive Units	—	—		6,406,975
Unvested Incentive Units	—	—		25,016,462
Diluted	$7,699	461,911,117	$0.02

Three Months Ended March 31, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(11,815)	417,108,929	$(0.03)
Effect of dilutive securities:
Unvested RSUs	—	—		10,777,018
Warrants	—	—		14,159,170
Vested Common Units	—	—		992,307,278
Vested Incentive Units	—	—		251,183
Unvested Incentive Units	—	—		24,517,020
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(11,815)	417,108,929	$(0.03)
14. SUBSEQUENT EVENTS
Dividend
On May 4, 2023, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on May 31, 2023, to holders of record as of the close of business on May 19, 2023.