Form 10-Q
period 2023-06-30
BLUE OWL CAPITAL INC.
filed 2023-08-08
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2023
Class A common stock, par value $0.0001	454,557,594
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	633,520,277
Class D common stock, par value $0.0001	319,132,127

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and are generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

Annual Report	Refers to our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on February 27, 2023.

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Finance Corp. II (“OTF II”), Blue Owl Credit Income Corp. (“OCIC”) and Blue Owl Technology Income Corp. (“OTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

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
December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock
Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and
Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that offers private credit solutions to middle-market companies through our investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending, and also includes our adjacent investment strategy liquid credit, which focuses on the management of CLOs.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capitals’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two existing investment strategies: GP minority stakes and GP debt financing, and also include our professional sports minority stakes.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, CLOs and managed accounts.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as realized performance income throughout this report.

Permanent Capital
Refers to AUM in products that do not have ordinary redemption provisions or a requirement to exit investments and return the proceeds to investors after a prescribed period of time. Some of these products, however, may be required or can elect to return all or a portion of capital gains and investment income, and some may have periodic tender offers or redemptions. Permanent Capital includes certain products that are subject to management fee step downs or roll-offs or both over time.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate platform that primarily focuses on providing investors with predictable current income, and potential for appreciation, while focusing on limiting downside risk through a unique net lease strategy.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the Financial Statements. For a description of our business, please see “Business of Blue Owl” in the Annual Report.

One Blue Owl
As part of our brand’s evolution, we have transitioned to one Blue Owl. In connection with this initiative, our legacy brands - Owl Rock, Dyal Capital and Oak Street - have been renamed to Credit, GP Strategic Capital and Real Estate investment platforms, respectively, including products within each of these investment platforms. The strategic shift to a unified brand reflects our long-term commitment to delivering the collective power of our investment capabilities to the market. As we emerge as one Blue Owl, our mission and the solutions we provide to our investors and users of our capital remain unchanged.
2023 Second Quarter Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$12,859	$(1,126)	$21,176	$(12,941)

Fee-Related Earnings(1)	$244,597	$197,064	$470,496	$368,447

Distributable Earnings(1)	$227,016	$180,402	$436,030	$336,128
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.

Assets Under Management

Blue Owl AUM: $149.6 billion FPAUM: $93.6 billion

Credit AUM: $73.8 billion FPAUM: $52.1 billion	GP Strategic Capital AUM: $50.9 billion FPAUM: $28.5 billion	Real Estate AUM: $24.8 billion FPAUM: $13.1 billion

Diversified Lending Commenced 2016 AUM: $43.1 billion FPAUM: $27.0 billion	GP Minority Stakes Commenced 2010 AUM: $48.7 billion FPAUM: $27.5 billion	Net Lease Commenced 2009 AUM: $24.8 billion FPAUM: $13.1 billion
Technology Lending Commenced 2018 AUM: $17.7 billion FPAUM: $13.8 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.8 billion
First Lien Lending Commenced 2018 AUM: $3.5 billion FPAUM: $2.8 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.6 billion FPAUM: $0.2 billion
Opportunistic Lending Commenced 2020 AUM: $2.4 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $7.1 billion FPAUM: $7.0 billion
As of June 30, 2023, our AUM was $149.6 billion, which included $93.6 billion of FPAUM. For the six months ended June 30, 2023, approximately 93% of our management fees were earned on AUM from Permanent Capital. As of June 30, 2023, we have $12.0 billion in AUM not yet paying fees, providing approximately $170 million of annualized management fees once deployed or upon the expiration of certain fee holidays. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, including during periods of market uncertainty and volatility. During the second quarter of 2023, the persistence of elevated inflation, in conjunction with higher interest rates and slowing global gross domestic product growth, continued to weigh on industry deal activity. However, compared to the first quarter of 2023, announced global M&A and capital markets issuances increased.
During the quarter, 93% of our management fees were generated by Permanent Capital and the remainder from long-dated capital, with no meaningful pressure to our asset base from redemptions. As a result, fundraising and capital deployment contributed to continued management fee and earnings growth for Blue Owl. We also ended the second quarter of 2023 with substantial available capital to deploy, reporting $12.0 billion of AUM not yet paying fees.
As a number of legacy participants have remained on the sidelines in the broadly syndicated loan market, direct lenders continue to take market share, providing financing solutions to sponsors and companies at wider spreads and lower loan to value ratios on average. An increase in repayments over the prior quarter allowed us to redeploy capital into higher yielding opportunities, while rising interest rates continue to have a beneficial impact on our management fees as higher base rates continue to drive increased Part I Fees.
We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated.

In Real Estate, industry valuations and transaction volumes remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates and uncertainty around future capital availability. In contrast, our Real Estate business, focused on triple net lease, continued to deploy significant capital and identify opportunities to monetize assets at meaningful spreads to our entry points. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure and ongoing 100% rent collection across the portfolio, and we are raising capital through various new products launched in 2022.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our Financial Statements. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in our quarterly report on Form 10-Q for the period ended March 31, 2023.
Additionally, we intend to pursue strategic acquisitions and investments to accelerate our growth and broaden our product offerings. Our acquisition strategy is centered around driving additional scale or expanding capabilities that complement or augment our existing products.
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
As of June 30, 2023, assets under management related to us, our executives and other employees totaled approximately $3.4 billion (including $1.3 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $170 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Six Months Ended June 30, 2023

5%
2%
93%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$71,617	$49,167	$23,590	$144,374	$44,775	$41,153	$16,090	$102,018
Acquisition	—	—	—	—	6,529	—	—	6,529
New capital raised	1,529	184	1,150	2,863	3,015	3,958	208	7,181
Change in debt	716	—	201	917	3,142	—	—	3,142
Distributions	(842)	(409)	(209)	(1,460)	(380)	(219)	(100)	(699)
Change in value / other	773	1,992	94	2,859	(254)	782	441	969
Ending Balance	$73,793	$50,934	$24,826	$149,553	$56,827	$45,674	$16,639	$119,140

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$68,607	$48,510	$21,085	$138,202	$39,227	$39,906	$15,362	$94,495
Acquisition	—	—	—	—	6,529	—	—	6,529
New capital raised	3,469	504	2,689	6,662	4,953	5,524	568	11,045
Change in debt	1,655	—	696	2,351	6,760	—	—	6,760
Distributions	(1,605)	(1,111)	(416)	(3,132)	(664)	(977)	(265)	(1,906)
Change in value / other	1,667	3,031	772	5,470	22	1,221	974	2,217
Ending Balance	$73,793	$50,934	$24,826	$149,553	$56,827	$45,674	$16,639	$119,140

Credit. Increase in AUM for the six months ended June 30, 2023 was driven by the following:
•$2.2 billion new capital raised in diversified lending, primarily driven by private wealth fundraising in OCIC and a separately managed account.
•$1.0 billion new capital raised in technology lending, driven by continued fundraising in OTF II and OTIC.
•$1.7 billion of overall appreciation across the platform.
•$1.7 billion of additional net debt commitments primarily in diversified lending and technology lending strategies, as we continue to opportunistically manage leverage in our BDCs.
•$1.6 billion in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material during the first half of 2023.
GP Strategic Capital. Increase in AUM for the six months ended June 30, 2023 was driven by the overall appreciation across all of our major products of $3.0 billion and new capital raised of $0.5 billion, primarily in our professional sports minority stakes strategy, partially offset by distributions in Blue Owl GP Stakes IV and Blue Owl GP Stakes III.
Real Estate. Increase in AUM for the six months ended June 30, 2023 was driven by new capital raised of $2.7 billion across various products, primarily Blue Owl Real Estate Fund VI (“OREF VI”), our recently launched triple net-lease drawdown fund, Blue Owl Real Estate Net Lease Trust (“ORENT”), our recently launched real estate investment trust, and Blue Owl Real Estate Net Lease Property Fund (“ONLP”), overall appreciation across the platform of $0.8 billion and additional debt commitments of $0.7 billion, primarily related to ONLP, partially offset by distributions in ONLP and Blue Owl Real Estate Capital Fund V.

Changes in FPAUM

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$51,150	$28,561	$11,922	$91,633	$32,658	$23,651	$9,275	$65,584
Acquisition	—	—	—	—	6,501	—	—	6,501
New capital raised / deployed	1,001	234	1,279	2,514	2,898	3,023	121	6,042
Fee basis step down	—	(333)	—	(333)	—	—	—	—
Distributions	(765)	—	(141)	(906)	(381)	4	(113)	(490)
Change in value / other	691	—	24	715	(267)	—	147	(120)
Ending Balance	$52,077	$28,462	$13,084	$93,623	$41,409	$26,678	$9,430	$77,517

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$49,041	$28,772	$10,997	$88,810	$32,029	$21,212	$8,203	$61,444
Acquisition	—	—	—	—	6,501	—	—	6,501
New capital raised / deployed (1)	3,022	226	2,357	5,605	5,098	6,360	1,198	12,656
Fee basis step down (1)	—	(333)	—	(333)	—	(898)	—	(898)
Distributions	(1,497)	(203)	(292)	(1,992)	(659)	4	(274)	(929)
Change in value / other	1,511	—	22	1,533	(1,560)	—	303	(1,257)
Ending Balance	$52,077	$28,462	$13,084	$93,623	$41,409	$26,678	$9,430	$77,517
(1)The six months ended June 30, 2022, reflects a change in classification from fee basis step down to new capital raised / deployed for the fee holiday expiration in Blue Owl GP Stakes V of $2.1 billion on January 1, 2022.
Credit. Increase in FPAUM for the six months ended June 30, 2023 was driven by a combination of continued fundraising and the overall appreciation across the platform, partially offset by distributions, which primarily related to dividends paid from our BDCs.
GP Strategic Capital. FPAUM for the six months ended June 30, 2023 remained relatively unchanged.
Real Estate. Increase in FPAUM for the six months ended June 30, 2023 was driven primarily by capital raised in OREF VI and ORENT, and deployed in OREF VI.

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of Blue Owl’s performance. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. Multiple of invested capital (“MoIC”) and internal rate of return (“IRR”) data has not been presented for products that have launched within the last two years as such information is generally not meaningful (“NM”).
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Diversified Lending (1)
Blue Owl Capital Corporation	2016	$14,975	$5,970	$5,970	$2,554	$5,917	$8,471	1.62x	1.45x	13.0%	9.4%
Blue Owl Capital Corporation II (2)	2017	$2,590	$1,333	$1,306	$364	$1,291	$1,655	NM	1.30x	NM	7.3%
Blue Owl Capital Corporation III	2020	$4,044	$1,812	$1,812	$282	$1,846	$2,128	1.22x	1.21x	12.6%	11.6%
Blue Owl Credit Income Corp. (2)	2020	$13,982	$6,156	$5,860	$466	$5,872	$6,338	NM	1.08x	NM	7.7%

Technology Lending (1)
Blue Owl Technology Finance Corp.	2018	$7,185	$3,250	$3,250	$514	$3,429	$3,943	1.34x	1.25x	12.6%	9.2%
Blue Owl Technology Finance Corp. II	2021	$6,527	$4,054	$1,222	$40	$1,252	$1,292	NM	NM	NM	NM

First Lien Lending (3)
Blue Owl First Lien Fund Levered	2018	$2,765	$1,161	$912	$218	$940	$1,158	1.33x	1.28x	10.8%	8.9%
Blue Owl First Lien Fund Unlevered	2019	$231	$224	$156	$34	$143	$177	1.18x	1.14x	5.8%	4.4%
(1)Information presented in the AUM through Total Value columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and have not yet filed their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OBDC II and OCIC.
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.31x and 1.23x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.1% and 7.2%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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
(8)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$807	$1,284	$1,266	$672	$610	$1,282	1.16x	1.01x	3.0%	0.2%
Blue Owl GP Stakes II	2014	$3,078	$2,153	$1,857	$672	$2,238	$2,910	1.86x	1.57x	14.8%	9.9%
Blue Owl GP Stakes III	2015	$9,103	$5,318	$3,268	$3,159	$4,902	$8,061	3.03x	2.47x	31.2%	23.8%
Blue Owl GP Stakes IV	2018	$14,673	$9,041	$5,864	$3,928	$6,962	$10,890	2.21x	1.86x	76.6%	48.9%
Blue Owl GP Stakes V	2020	$13,675	$12,852	$2,609	$498	$2,787	$3,285	1.47x	1.26x	52.9%	27.7%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,148	$1,250	$1,250	$1,412	$569	$1,981	1.75x	1.57x	26.0%	21.1%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,829	$3,388	$3,388	$776	$3,732	$4,508	1.27x	1.24x	15.3%	13.9%
Blue Owl Real Estate Fund V (1)	2020	$3,790	$2,500	$2,137	$649	$2,000	$2,649	1.32x	1.24x	30.1%	23.0%
Blue Owl Real Estate Net Lease Trust (2)	2022	$3,558	$1,418	$1,418	$21	$1,383	$1,404	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2022	$3,989	$3,686	$193	$1	$193	$194	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $91,938 and $46,346)	$371,829	$284,325	$87,504
Administrative, transaction and other fees	45,108	42,921	2,187
Total Revenues, Net	416,937	327,246	89,691
Expenses
Compensation and benefits	208,281	218,118	(9,837)
Amortization of intangible assets	115,917	64,885	51,032
General, administrative and other expenses	51,482	54,389	(2,907)
Total Expenses	375,680	337,392	38,288
Other Income (Loss)
Net gains (losses) on investments	3,030	(123)	3,153
Interest expense, net	(13,568)	(15,051)	1,483
Change in TRA liability	10,116	1,370	8,746
Change in warrant liability	450	20,723	(20,273)
Change in earnout liability	(1,844)	(208)	(1,636)
Total Other Income (Loss)	(1,816)	6,711	(8,527)
Income (Loss) Before Income Taxes	39,441	(3,435)	42,876
Income tax expense	5,402	5,631	(229)
Consolidated and Combined Net Income (Loss)	34,039	(9,066)	43,105
Net (income) loss attributable to noncontrolling interests	(21,180)	7,940	(29,120)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$12,859	$(1,126)	$13,985
Revenues, Net
Management Fees. The increase in management fees was primarily driven by the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
•Credit increased $70.8 million due to continued fundraising and deployment of capital within new and existing Credit products, including an increase in Part I Fees of $45.3 million driven by higher interest rates.
•GP Strategic Capital increased $5.5 million, primarily driven by continued fundraising in Blue Owl GP Stakes V.
•Real Estate increased $11.2 million due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ONLP and ORENT.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased primarily due to the following:
•$33.6 million decrease in equity-based compensation, reflecting a $41.2 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the First Oak Street Earnout in January 2023, partially offset by an $8.2 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2022 in connection with year-end bonus compensation.
•$9.6 million decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
•$35.1 million offsetting increase driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.

Amortization of Intangible Assets. Amortization of intangible assets increased primarily due to corporate actions taken during the first quarter of 2023, resulting in a change of the estimated useful lives of acquired trademarks. The remaining unamortized balances of the trademarks were expensed through June 30, 2023. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses decreased primarily due to the following:
•a favorable change of $8.7 million in expense support resulting from recoveries with certain products we manage.
•$6.8 million offsetting increase in occupancy costs driven by additional leased space to accommodate our continued growth. The remaining net change was across various categories, driven by our continued growth.
Other Income (Loss)
Change in TRA Liability. The change in the TRA liability was driven by the portion of the liability classified as contingent consideration, which amount is carried at fair value. The change in fair value was driven by a combination of a higher discount rate, as well as a change in the expected timing of future payments.
Change in Warrant Liability. The change in the warrant liability for the current period was driven by the increase in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the increase in the price of our Public Warrants. In August 2022, the Public Warrants were redeemed. See Note 1 to our Financial Statements for additional information.
Income Tax Expense
The change in Income tax expense was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests in the current year primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net income due to the drivers discussed above. The Common Units represent an approximately 68% and 70% weighted average economic interest in the Blue Owl Operating Group for the three months ended June 30, 2023 and June 30, 2022, respectively.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022
As a result of the Wellfleet Acquisition, prior period amounts may not be comparable to current period amounts or expected future trends. Wellfleet’s results of operations are included from April 1, 2022.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $177,802 and $93,085)	$730,654	$531,957	$198,697
Administrative, transaction and other fees	76,763	71,266	5,497
Realized performance income	506	—	506
Total Revenues, Net	807,923	603,223	204,700
Expenses
Compensation and benefits	405,899	412,010	(6,111)
Amortization of intangible assets	186,808	126,411	60,397
General, administrative and other expenses	107,616	97,683	9,933
Total Expenses	700,323	636,104	64,219
Other Income (Loss)
Net gains (losses) on investments	3,642	(118)	3,760
Interest expense, net	(27,141)	(27,885)	744
Change in TRA liability	8,152	(8,282)	16,434
Change in warrant liability	(1,500)	38,481	(39,981)
Change in earnout liability	(2,838)	(704)	(2,134)
Total Other Income (Loss)	(19,685)	1,492	(21,177)
Income (Loss) Before Income Taxes	87,915	(31,389)	119,304
Income tax expense	11,842	593	11,249
Consolidated and Combined Net Income (Loss)	76,073	(31,982)	108,055
Net (income) loss attributable to noncontrolling interests	(54,897)	19,041	(73,938)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$21,176	$(12,941)	$34,117
Revenues, Net
Management Fees. The increase in management fees was primarily driven by the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by product and strategy.
•Credit increased $145.3 million due to continued fundraising and deployment of capital within new and existing Credit products, including an increase in Part I Fees of $84.1 million driven by higher interest rates.
•GP Strategic Capital increased $33.4 million, primarily driven by continued fundraising in Blue Owl GP Stakes V.
•Real Estate increased $20.0 million due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ONLP and ORENT.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$10.9 million increase in administrative fees, driven by a higher level of reimbursable expenses due to growth of our products and business overall.
•$6.6 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs.
•$12.0 million offsetting decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.

Expenses
Compensation and Benefits. Compensation and benefits expenses decreased primarily due to the following:
•$56.5 million decrease in equity-based compensation, reflecting a $81.2 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the First Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2023, partially offset by an $26.7 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2022 in connection with year-end bonus compensation.
•$19.6 million decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
•$71.3 million offsetting increase driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
Amortization of Intangible Assets. Amortization of intangible assets increased primarily due to corporate actions taken during the first quarter of 2023, resulting in a change of the estimated useful lives of acquired trademarks. The remaining unamortized balances of the trademarks were expensed through June 30, 2023. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased driven by the following:
•$11.1 million increase in distribution costs due to fundraising in our Credit products.
•$12.6 million increase in occupancy costs driven by additional leased space to accommodate our continued growth.
•an offsetting favorable change of $17.6 million in expense support resulting from recoveries with certain products we manage. The remaining net change was across various categories, driven by our continued growth.
Other Income (Loss)
Change in TRA Liability. The change in the TRA liability was driven by the portion of the liability classified as contingent consideration, which amount is carried at fair value. The change in fair value was driven by a combination of a higher discount rate, as well as a change in the expected timing of future payments.
Change in Warrant Liability. The change in the warrant liability for the current period was driven by the increase in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the increase in the price of our Public Warrants. In August 2022, the Public Warrants were redeemed. See Note 1 to our Financial Statements for additional information.
Income Tax Expense
The change in income tax expense was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests in the current period and prior period primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 68% and 71% weighted average economic interest in the Blue Owl Operating Group for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
FRE revenues	$401,476	$317,811	$778,879	$590,409
FRE expenses	154,732	122,106	306,362	223,841
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(2,147)	1,359	(2,021)	1,879
Fee-Related Earnings	$244,597	$197,064	$470,496	$368,447
Distributable Earnings	$227,016	$180,402	$436,030	$336,128
Fee-Related Earnings and Distributable Earnings increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Credit Strategies
Diversified lending	$155,086	$108,909	$301,181	$214,361
Technology lending	48,097	23,803	95,787	46,833
First lien lending	4,748	3,973	9,233	7,654
Opportunistic lending	2,475	2,730	4,875	4,271
Liquid credit	6,136	6,295	13,654	6,295
Management Fees, Net	216,542	145,710	424,730	279,414
Administrative, transaction and other fees	18,509	23,396	26,033	37,869
FRE Revenues - Credit Strategies	235,051	169,106	450,763	317,283

GP Strategic Capital Strategies
GP minority stakes	130,424	124,434	260,720	226,534
GP debt financing	3,626	3,366	7,377	6,458
Professional sports minority stakes	565	513	967	1,013
Management Fees, Net	134,615	128,313	269,064	234,005
Administrative, transaction and other fees	1,306	1,168	2,509	2,739
FRE Revenues - GP Strategic Capital Strategies	135,921	129,481	271,573	236,744

Real Estate Strategies
Net lease	30,442	19,224	56,399	36,382
Management Fees, Net	30,442	19,224	56,399	36,382
Administrative, transaction and other fees	62	—	144	—
FRE Revenues - Real Estate Strategies	30,504	19,224	56,543	36,382
Total FRE Revenues	$401,476	$317,811	$778,879	$590,409
FRE Management Fees. For the three and six months ended June 30, 2023, the increase in FRE management fees was primarily driven by the drivers below:
•Credit increased due to continued fundraising and deployment of capital within new and existing Credit products, including higher Part I Fees due to higher interest rates as discussed above in “—GAAP Results of Operations Analysis.”
•GP Strategic Capital increased, primarily driven by continued fundraising in Blue Owl GP Stakes V.
•Real Estate increased due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ONLP and ORENT.

FRE Administrative, Transaction and Other Fees. For the three and six months ended June 30, 2023, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
FRE Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
FRE compensation and benefits	$115,621	$85,809	$219,221	$160,778
FRE general, administrative and other expenses	39,111	36,297	87,141	63,063
Total FRE Expenses	$154,732	$122,106	$306,362	$223,841
FRE Compensation and Benefits. For the three and six months ended June 30, 2023, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended June 30, 2023, FRE general, administrative and other expenses increased, primarily driven by an increase in occupancy costs driven by additional leased space to accommodate our continued growth, partially offset by a decrease in distribution costs related to our Credit products. For the six months ended June 30, 2023, FRE general, administrative and other expenses increased, primarily driven by an increase in occupancy costs driven by additional leased space to accommodate our continued growth and an increase in distribution costs due to higher distribution costs related to fundraising in our Credit products, with the remaining net increase across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Net Income (Loss) Attributable to Class A Shares	$12,859	$(1,126)	$21,176	$(12,941)
Net income (loss) attributable to noncontrolling interests	21,180	(7,940)	54,897	(19,041)
Income tax expense	5,402	5,631	11,842	593
GAAP Income (Loss) Before Income Taxes	$39,441	$(3,435)	$87,915	$(31,389)
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(2,147)	1,359	(2,021)	1,879
Strategic Revenue-Share Purchase consideration amortization	9,770	8,922	19,539	17,844
Realized performance income	—	—	(506)	—
Realized performance compensation	—	—	177	—
Equity-based compensation - other	32,204	24,293	67,832	41,819
Equity-based compensation - acquisition related	20,897	62,139	41,576	122,793
Equity-based compensation - Business Combination grants	17,725	18,253	34,693	36,674
Acquisition-related cash earnout amortization	6,498	16,111	12,596	32,193
Capital-related compensation	1,860	850	3,558	1,680
Amortization of intangible assets	115,917	64,885	186,808	126,411
Transaction Expenses	3,701	4,737	3,817	7,162
Expense support	(3,085)	5,661	(5,173)	12,873
Net gains (losses) on investments	(3,030)	123	(3,642)	118
Change in TRA liability	(10,116)	(1,370)	(8,152)	8,282
Change in warrant liability	(450)	(20,723)	1,500	(38,481)
Change in earnout liability	1,844	208	2,838	704
Interest expense, net	13,568	15,051	27,141	27,885
Fee-Related Earnings	244,597	197,064	470,496	368,447
Realized performance income	—	—	506	—
Realized performance compensation	—	—	(177)	—
Interest expense, net	(13,568)	(15,045)	(27,141)	(27,879)
Taxes and TRA payments	(4,013)	(1,617)	(7,654)	(4,440)
Distributable Earnings	227,016	180,402	436,030	336,128
Interest expense, net	13,568	15,045	27,141	27,879
Taxes and TRA payments	4,013	1,617	7,654	4,440
Fixed assets depreciation and amortization	2,581	241	4,503	459
Adjusted EBITDA	$247,178	$197,305	$475,328	$368,906

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Revenues	$416,937	$327,246	$807,923	$603,223
Strategic Revenue-Share Purchase consideration amortization	9,770	8,922	19,539	17,844
Realized performance income	—	—	(506)	—
Reimbursed expenses	(25,231)	(18,357)	(48,077)	(30,658)
FRE Revenues	$401,476	$317,811	$778,879	$590,409

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Compensation and Benefits	$208,281	$218,118	$405,899	$412,010
Realized performance compensation	—	—	(177)	—
Equity-based compensation - other	(32,204)	(23,984)	(67,832)	(41,097)
Equity-based compensation - acquisition related	(20,897)	(62,139)	(41,576)	(122,793)
Equity-based compensation - Business Combination grants	(17,725)	(18,253)	(34,693)	(36,674)
Acquisition-related cash earnout amortization	(6,498)	(16,111)	(12,596)	(32,193)
Capital-related compensation	(1,860)	(849)	(3,558)	(1,679)
Reimbursed expenses	(13,476)	(10,973)	(26,246)	(16,796)
FRE Compensation and Benefits	$115,621	$85,809	$219,221	$160,778

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP General, Administrative and Other Expenses	$51,482	$54,389	$107,616	$97,683
Equity-based compensation - other	—	(309)	—	(722)
Transaction Expenses	(3,701)	(4,737)	(3,817)	(7,162)
Expense support	3,085	(5,661)	5,173	(12,873)
Reimbursed expenses	(11,755)	(7,385)	(21,831)	(13,863)
FRE General, Administrative and Other Expenses	$39,111	$36,297	$87,141	$63,063
Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in the Financial Statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including geopolitical, macro-environmental and other uncertainty. For a summary of our significant accounting policies, see Note 2 to our Financial Statements and the financial statements in our Annual Report.
Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our products in our Credit and Real Estate platforms is the primary input to the calculation for the majority of our management fees. Management fees from our GP Strategic Capital and other Real Estate products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, we incorporate our own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors.
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

TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition (as defined in Note 1 to our Financial Statements). The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 9 to our Financial Statements for additional details.
Earnout Liability and Warrant Liability
The fair values of our earnout liability and warrant liability were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations. See Note 9 to our Financial Statements for additional details.
Equity-based Compensation
The grant-date fair values of our RSU and Incentive Unit (both defined in Note 1 to our Financial Statements) grants, as well as the Wellfleet Earnouts are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability on RSUs and Incentive Units that are subject to post-vesting transfer restrictions. The higher these discounts, the lower the compensation expense taken over time for these grants.
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determines the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 8 to our Financial Statements and the financial statements in our Annual Report for additional details.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the six months ended June 30, 2023, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
We ended the second quarter of 2023 with $41.3 million of cash and cash equivalents and approximately $1.3 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of June 30, 2023, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”and collectively with the 2028 Notes, 2031 Notes and the 2032 Notes, the “Notes”). We also had $280.0 million outstanding under our Revolving Credit Facility as of June 30, 2023, and as of the date of this filing, the balance was $55.0 million. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 4 to our Financial Statements and the financial statements in our Annual Report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations, and as such believes that such measure is meaningful to our investors. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, net, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $247.2 million and $475.3 million for the three and six months ended June 30, 2023, respectively. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements, we may in the future be required to make payments under the TRA. As of June 30, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $959.4 million under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the TRA is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units (as defined in Note 1 to our Financial Statements) and not of the Blue Owl Operating Group. We may need to incur debt to finance payments under the TRA to the extent the Blue Owl Operating Group does not distribute cash to Registrant or Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
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
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and six months ended June 30, 2023, 39,640 RSUs with a fair value of $0.4 million and 358,946 RSUs with a fair value of $4.8 million, respectively, were withheld to satisfy tax withholding obligations. During the three and six months ended June 30, 2022 50,189 RSUs with a fair value of $0.6 million and 107,170 with a fair value of $1.3 million, respectively, were withheld to satisfy tax withholding obligations.
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 to the financial statements in our Annual Report) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. In April 2023, we modified our purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. For details on the Oak Street Cash Earnout and Wellfleet Earnouts, see Note 8 to our Financial Statements and Note 3 to the financial statements in our Annual Report for additional information.
Dividends and Distributions
For the second quarter of 2023, we declared a dividend of $0.14 to holders of record as of the close of business on August 21, 2023, which will be paid on August 31, 2023. Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. We set the target annual dividend for fiscal year 2023 at $0.56 per Class A Share (representing a fixed quarterly dividend of $0.14 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Adverse market conditions, including from unexpectedly high and persistent inflation, an increasing interest rate environment, geopolitical events, and the current instability experienced by some financial institutions, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products. We hold the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.
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

Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$359,094	$245,494	$113,600
Investing activities	(56,896)	(175,111)	118,215
Financing activities	(328,956)	(64,220)	(264,736)
Net Change in Cash and Cash Equivalents	$(26,758)	$6,163	$(32,921)
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
Included in the six months ended June 30, 2023, were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the six months ended June 30, 2023, were primarily related to purchases of investments in our Real Estate products, as well as cash outflows related to office space-related leasehold improvements. Cash flows from investing activities for the six months ended June 30, 2022, were primarily related to cash consideration paid in connection with the Wellfleet Acquisition, as well as cash outflows related to office space-related leasehold improvements and investments by us into our Credit products.
Financing Activities. Cash flows from financing activities for the six months ended June 30, 2023, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). In addition, we had borrowings and repayments under our Revolving Credit Facility, as well as the issuance of our 2028 Notes, which borrowings were used to finance working capital needs and general capital purposes. Included in the six months ended June 30, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023, as discussed above.
Cash flows from financing activities for the six months ended June 30, 2022, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). Our cash flows from financing activities also benefited from a net increase related to the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, partially offset by repayments under our Revolving Credit Facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Credit products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impacts the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our GP Strategic Capital and Real Estate products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and our Annual Report. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and our Annual Report. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amended and Restated Investor Rights Agreement
In connection with the Company’s refinement of the roles and responsibilities within the Company’s product lines, on August 7, 2023 the Company entered into an Amended and Restated Investor Rights Agreement, dated August 7, 2023 (the “A&R IRA”), by and among the Company, the ORC Sellers (as defined therein), the Dyal Sellers (as defined therein), and the other parties from time to time party thereto. Among other things, the A&R IRA (i) amends the authority of the Executive Committee (as defined therein), (ii) makes conforming changes consistent with, or gives effect to, the A&R Rees Employment Agreement (as defined below), and (iii) provides certain information and other approval rights to the Principals and Key Individuals (each, as defined therein).
The foregoing description of the A&R IRA does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R IRA included as Exhibit 10.2 to this report and incorporated herein by reference.
Amended and Restated Employment Agreement and Restrictive Covenant Agreement
On August 7, 2023, the Company entered into an amended and restated employment and restrictive covenant agreement with Michael Rees, the Company’s Co-President and Co-Founder (the “A&R Rees Employment Agreement”). In connection with Mr. Rees’s services as Founder and Head of GP Strategic Capital Business (as defined therein) and Co-President and Co-

Founder of the Company, the A&R Rees Employment Agreement, among other things, clarifies that Mr. Rees will be responsible for the GP Strategic Capital Business (as defined therein) (including with regards to its investment, strategic and portfolio management, day-to-day operations, and hiring and compensation of employees within the GP Strategic Capital Business).
The A&R Rees Employment Agreement also amends the terms of Mr. Rees’s Additional Compensation (as defined below). Commencing with the current 2023 calendar year, in addition to Mr. Rees’s base salary, Mr. Rees will be entitled to additional compensation in an amount equal to the Applicable Portion (as defined below) over his base salary (the “Additional Compensation”), which will be paid in Quarterly Payments (as defined therein). Mr. Rees has elected to receive his Additional Compensation in the form of equity for the current calendar year through December 31, 2025. For each calendar year thereafter, Mr. Rees will receive his Additional Compensation in cash, unless the Company offers payment in the form of equity, subject to the approvals under the A&R IRA, and Mr. Rees elects accordingly. The Quarterly Payment for the third and fourth fiscal quarters of the 2023 calendar year will be $8,500,000 per quarter.
The Applicable Portion amounts to 30% of the GP Strategic Capital Aggregate Compensation Amount (as defined therein) (subject to adjustments), which estimate will be determined in the fourth quarter of each calendar year. In the event that, following such determination, Mr. Rees’s Quarterly Payments are lower than the maximum amount of the Applicable Portion so estimated in respect of a calendar year, Mr. Rees may determine to increase his Quarterly Payment in the fourth quarter up to the maximum amount of the Additional Portion that he may receive in accordance with the terms of the A&R Rees Employment Agreement. If Mr. Rees does not make such a determination, he will receive the lesser amount and any remaining excess amount in respect of the maximum Applicable Portion that Mr. Rees does not elect to be paid will be forfeited for that calendar year. In the event that the aggregate amount of his base salary and the Quarterly Payments exceeds the maximum Applicable Portion for such calendar year, such payments will be subject to certain reimbursement provisions as set forth in the A&R Rees Employment Agreement.
In the event that the GP Strategic Capital Aggregate Compensation Amount is greater than the estimated amount for a calendar year, Mr. Rees will receive an amount equal to 30% of such excess or up to the maximum Applicable Portion for such calendar year.
Under the A&R Rees Employment Agreement, upon Mr. Rees’s termination of employment for any reason, other than a Disqualifying Termination (as defined therein), subject to certain limitations, Mr. Rees will be paid for each year during the Restricted Period (as defined therein), an amount equal to 30% of the GP Strategic Capital Aggregate Compensation Amount, as well as the Accrued Amounts (as defined therein).
The foregoing description of the A&R Rees Employment Agreement and its terms does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Employment Agreement, a copy of which is attached hereto as Exhibit 10.3, and incorporated by reference herein.
Principals Agreement

On August 7, 2023, the Company entered into an agreement (the “Principals Agreement”) with Blue Owl Capital Holdings, LLC (“Blue Owl Capital Holdings”) and each of Douglas Ostrover, Marc Lipschultz, Craig Packer, Alan Kirshenbaum, Marc Zahr, Michael Rees, Sean Ward, and Andrew Laurino (the “Principals”, and together with the Company and Blue Owl Capital Holdings, the “Parties”). Pursuant to the terms of the Principals Agreement, (i) subject to certain sunset provisions and the terms of the A&R IRA, the Principals will not take any action in opposition to any stockholder proposal that is approved and recommended by the board of directors of the Company in accordance with the A&R IRA and (ii) the Parties are subject to certain mutual non-disparagement and release provisions, as well as provisions regarding administrative leave. The Principals Agreement also sets forth certain mutual releases among the Parties.
Employment and Restrictive Covenant Agreements
The Company previously entered into employment and restrictive covenant agreements, each dated as of December 23, 2020, with each of Douglas Ostrover, the Company’s chief co-executive officer (as amended, the “Ostrover Employment Agreement”) and Marc Lipschultz, the Company’s co-chief executive officer (as amended, the “Lipschultz Employment Agreement”, and together with the Ostrover Employment Agreement and the A&R Rees Employment Agreement, the “Executive Employment Agreements”). Blue Owl Capital Holdings also previously entered into an amended and restated employment and restrictive covenant agreement, dated as of December 29, 2021 with Marc Zahr, the Company’s co-president

(as amended, the “Zahr Employment Agreement”, and together with the Executive Employment Agreements, the “Employment Agreements”).
Pursuant to the terms of the Principals Agreement, the Company and Messrs. Ostrover, Lipschultz, Rees and Zahr have agreed to expand Company’s rights to cease, forfeit and recover the Continued Compensation (as defined in the Employment Agreements), in the event that the applicable executive breaches or takes an action prohibited by Section 1 of Exhibit A of such executive’s Employment Agreement during the Restricted Period (as defined in each Executive Employment Agreement) or Non-Compete Restricted Period or the Restricted Period (each as defined in the Zahr Employment Agreement), as applicable and such breach or prohibited action is not cured within twenty days following written notice by the Company. Except as specifically modified or amended by the terms of the Principals Agreement, the Employment Agreements and all provisions contained therein remain in full force and effect.
The foregoing description of the Principals Agreement and its terms does not purport to be complete and is qualified in its entirety by the terms and conditions of the Principals Agreement, a copy of which is attached hereto as Exhibit 10.4, and incorporated by reference herein.
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
4.1
Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)

4.2*
Fourth Supplemental Indenture dated as of May 26, 2023 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings LLC, Owl Rock Capital GP Holdings LP and Dyal GP Holdings LLC, as guarantors, Blue Owl Capital Inc. solely

4.3*	Form of 7.397% Senior Note due 2028 (included in Exhibit 4.2 hereto)
10.1
First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 1.1. of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 29, 2023)

10.2*
Amended and Restated Investor Rights Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto, and the other parties from time to time party thereto

10.3*†	Amended and Restated Employment and Restrictive Covenant Agreement, dated as of August 7, 2023, by and between Blue Owl Capital Inc. and Michael D. Rees
10.4*†
Principals Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc. and each of Douglas Ostrover, Marc Lipschultz, Craig Packer, Alan Kirshenbaum, Marc Zahr, Michael Rees, Sean Ward, and Andrew Laurino

31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of June 30, 2023 and December 31, 2022, (ii) the Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated and Combined Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) the Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith. This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings
†	The Company has redacted provisions or terms of this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$41,321	$68,079
Due from related parties	336,170	357,921
Investments (includes $55,415 and $16,922 at fair value and $360,581 and $315,304 of investments in the Company’s products, respectively)	361,917	317,231
Operating lease assets	276,469	224,411
Strategic Revenue-Share Purchase consideration, net	438,400	457,939
Deferred tax assets	759,772	757,234
Intangible assets, net	2,218,614	2,405,422
Goodwill	4,205,159	4,205,159
Other assets, net	114,044	99,679
Total Assets	$8,751,866	$8,893,075
Liabilities
Debt obligations, net	$1,754,969	$1,624,771
Accrued compensation	217,188	309,644
Operating lease liabilities	302,672	239,844
TRA liability (includes $112,830 and $120,587 at fair value, respectively)	836,331	820,960
Warrant liability, at fair value	10,050	8,550
Earnout liability, at fair value	89,338	172,070
Deferred tax liabilities	36,063	41,791
Accounts payable, accrued expenses and other liabilities	133,735	126,559
Total Liabilities	3,380,346	3,344,189
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 454,557,594 and 445,131,351 issued and outstanding, respectively	45	45
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 633,520,277 and 629,402,505 issued and outstanding, respectively	63	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 319,132,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,359,830	2,293,903
Accumulated deficit	(788,525)	(689,345)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,571,445	1,604,698
Stockholders’ equity attributable to noncontrolling interests	3,800,075	3,944,188
Total Stockholders’ Equity	5,371,520	5,548,886
Total Liabilities and Stockholders’ Equity	$8,751,866	$8,893,075
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Management fees, net (includes Part I Fees of $91,938, $46,346, $177,802 and $93,085 respectively)	$371,829	$284,325	$730,654	$531,957
Administrative, transaction and other fees	45,108	42,921	76,763	71,266
Realized performance income	—	—	506	—
Total Revenues, Net	416,937	327,246	807,923	603,223
Expenses
Compensation and benefits	208,281	218,118	405,899	412,010
Amortization of intangible assets	115,917	64,885	186,808	126,411
General, administrative and other expenses	51,482	54,389	107,616	97,683
Total Expenses	375,680	337,392	700,323	636,104
Other Income (Loss)
Net gains (losses) on investments	3,030	(123)	3,642	(118)
Interest expense, net	(13,568)	(15,051)	(27,141)	(27,885)
Change in TRA liability	10,116	1,370	8,152	(8,282)
Change in warrant liability	450	20,723	(1,500)	38,481
Change in earnout liability	(1,844)	(208)	(2,838)	(704)
Total Other Income (Loss)	(1,816)	6,711	(19,685)	1,492
Income (Loss) Before Income Taxes	39,441	(3,435)	87,915	(31,389)
Income tax expense	5,402	5,631	11,842	593
Consolidated and Combined Net Income (Loss)	34,039	(9,066)	76,073	(31,982)
Net (income) loss attributable to noncontrolling interests	(21,180)	7,940	(54,897)	19,041
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$12,859	$(1,126)	$21,176	$(12,941)

Earnings (Loss) per Class A Share
Basic	$0.03	$0.00	$0.05	$(0.03)
Diluted	$0.02	$0.00	$0.04	$(0.03)
Weighted-Average Class A Shares
Basic(1)	459,396,686	422,631,967	457,801,762	419,896,221
Diluted	1,430,966,523	1,407,843,503	1,430,462,269	419,896,221

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class A Shares Par Value
Beginning balance	$45	$41	$45	$40
Class C Shares and Common Units exchanged for Class A Shares	—	1	—	2
Ending Balance	$45	$42	$45	$42

Class C Shares Par Value
Beginning balance	$64	$67	$63	$67
Settlement of Oak Street Earnout Units	—	—	1	—
Class C Shares and Common Units exchanged for Class A Shares	(1)	(1)	(1)	(1)
Ending Balance	$63	$66	$63	$66

Class D Shares Par Value
Beginning balance	$32	$32	$32	$32
Ending Balance	$32	$32	$32	$32

Additional Paid-in Capital
Beginning balance	$2,328,516	$2,166,232	$2,293,903	$2,160,934
Equity classified contingent consideration in connection with Wellfleet Acquisition	(969)	—	(969)	—
Deferred taxes on capital transactions	18,213	33,351	10,160	42,990
TRA liability on capital transactions	(22,535)	(40,897)	(23,523)	(55,765)
Exercise of warrants	—	—	—	2
Equity-based compensation	3,055	4,959	7,563	7,740
Withholding taxes on vested RSUs	(160)	(179)	(1,555)	(393)
Class A Share repurchases	—	—	—	(24,238)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	33,710	50,808	74,251	83,004
Ending Balance	$2,359,830	$2,214,274	$2,359,830	$2,214,274

Accumulated Deficit
Beginning balance	$(738,949)	$(549,826)	$(689,345)	$(497,506)
Cash dividends declared on Class A Shares	(62,435)	(40,775)	(120,356)	(81,280)
Comprehensive income (loss)	12,859	(1,126)	21,176	(12,941)
Ending Balance	$(788,525)	$(591,727)	$(788,525)	$(591,727)
Total Stockholders' Equity Attributable to Blue Owl Capital Inc.	$1,571,445	$1,622,687	$1,571,445	$1,622,687

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,879,630	$4,128,298	$3,944,188	$4,184,003
Equity-based compensation	61,075	90,132	125,880	174,150
Contributions	9,952	5,630	19,777	10,761
Distributions	(137,800)	(100,566)	(267,158)	(201,604)
Withholding taxes on vested RSUs	(253)	(395)	(3,259)	(914)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(33,709)	(50,808)	(74,250)	(83,004)
Comprehensive income (loss)	21,180	(7,940)	54,897	(19,041)
Ending Balance	$3,800,075	$4,064,351	$3,800,075	$4,064,351
Total Stockholders' Equity	$5,371,520	$5,687,038	$5,371,520	$5,687,038

Cash Dividends Paid per Class A Share	$0.14	$0.10	$0.27	$0.20

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of Class A Shares
Beginning balance	445,872,226	407,639,908	445,131,351	404,919,411
Class A Share repurchases	—	—	—	(2,000,000)
Shares delivered on vested RSUs	81,917	124,148	506,850	225,270
Class C Shares and Common Units exchanged for Class A Shares	8,603,451	12,338,436	8,919,393	16,957,611
Exercise of warrants	—	—	—	200
Ending Balance	454,557,594	420,102,492	454,557,594	420,102,492

Number of Class C Shares
Beginning balance	642,123,728	670,147,025	629,402,505	674,766,200
Class C Shares and Common Units exchanged for Class A Shares	(8,603,451)	(12,338,436)	(8,919,393)	(16,957,611)
Settlement of Oak Street Earnout Units	—	—	13,037,165	—
Ending Balance	633,520,277	657,808,589	633,520,277	657,808,589

Number of Class D Shares
Beginning balance	319,132,127	319,132,127	319,132,127	319,132,127
Ending Balance	319,132,127	319,132,127	319,132,127	319,132,127

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Consolidated and combined net income (loss)	$76,073	$(31,982)
Adjustments to reconcile consolidated and combined net income (loss) to net cash from operating activities:
Amortization of intangible assets	186,808	126,411
Equity-based compensation	144,101	201,286
Depreciation and amortization of fixed assets	4,503	459
Amortization of debt discounts and deferred financing costs	2,260	2,150
Amortization of investment discounts and premiums	—	12
Non-cash lease expense	10,771	2,884
Payment of earnout liability in excess of acquisition-date fair value	(7,406)	—
Net gains on investments, net of dividends	(3,642)	118
Change in TRA liability	(8,152)	8,282
Change in warrant liability	1,500	(38,481)
Change in earnout liability	2,838	704
Deferred income taxes	1,889	(3,840)
Changes in operating assets and liabilities:
Due from related parties	21,751	(51,976)
Strategic Revenue-Share Purchase consideration	19,539	17,844
Other assets, net	(987)	759
Accrued compensation	(99,928)	(11,036)
Accounts payable, accrued expenses and other liabilities	7,176	21,900
Net Cash Provided by Operating Activities	359,094	245,494

Cash Flows from Investing Activities
Purchases of fixed assets	(15,853)	(27,839)
Purchases of investments	(49,684)	(34,992)
Proceeds from investment sales and maturities	8,641	2,174
Cash consideration paid for acquisitions, net of cash consideration received	—	(114,454)
Net Cash Used in Investing Activities	(56,896)	(175,111)

Cash Flows from Financing Activities
Proceeds from debt obligations	604,802	395,060
Debt issuance costs	(5,777)	(8,531)
Repayments of debt obligations, including retirement costs	(474,998)	(153,000)
Payment of earnout liability up to acquisition-date fair value	(79,134)	—
Equity-classified RSUs settled in cash	(3,186)	—
Withholding taxes on vested RSUs	(4,814)	(1,307)
Dividends paid on Class A Shares	(120,356)	(81,280)
Proceeds from exercise of warrants	—	2
Class A Share repurchases	—	(24,238)
Contributions from noncontrolling interests	21,665	10,678
Distributions to noncontrolling interests	(267,158)	(201,604)
Net Cash Used in Financing Activities	(328,956)	(64,220)
Net Increase (Decrease) in Cash and Cash Equivalents	(26,758)	6,163
Cash and cash equivalents, beginning of period	68,079	42,567
Cash and Cash Equivalents, End of Period	$41,321	$48,730
Supplemental Information
Cash paid for interest	$35,135	$18,823
Cash paid for income taxes	$9,249	$1,882
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

1. ORGANIZATION
Blue Owl Capital Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Blue Owl”), is a global alternative asset manager. Anchored by a strong Permanent Capital base, the Company deploys private capital across Credit, GP Strategic Capital and Real Estate platforms on behalf of institutional and private wealth clients.
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
Business Combination, Including Dyal Acquisition
The Registrant was initially incorporated in the Cayman Islands as Altimar Acquisition Corporation (“Altimar”), a special purpose acquisition company. Pursuant to the Business Combination Agreement dated December 23, 2020, as amended, modified, supplemented or waived from time to time (the “Business Combination Agreement”), on May 19, 2021 (“Business Combination Date”), (i) Altimar was redomiciled as a Delaware corporation and changed its name to Blue Owl Capital Inc., (ii) Altimar merged with the combined businesses of Owl Rock Capital Group LLC and Blue Owl Securities LLC (“Owl Rock”) (the “Altimar Merger”) and (iii) the Company acquired Dyal Capital Partners (“Dyal Capital”), a former division of Neuberger Berman Group LLC (the “Dyal Acquisition”) (collectively with the Altimar Merger, the “Business Combination”). As further discussed in Note 2, for both the Altimar Merger and the Dyal Acquisition, Owl Rock was deemed to be the acquirer for accounting purposes. Therefore, the predecessor to Blue Owl is “Owl Rock,” a combined carve-out of Owl Rock Capital Group LLC and Blue Owl Securities LLC (“Securities”).
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Blue Owl Real Estate Capital, LLC (f/k/a Oak Street Real Estate Capital, LLC,“Oak Street”) and its advisory business (the “Oak Street Acquisition”).
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Blue Owl Liquid Credit Partners (f/k/a Wellfleet Credit Partners, LLC “Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition,” and collectively with the Oak Street Acquisition and the Dyal Acquisition, the “Acquisitions”).

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of June 30, 2023:

June 30, 2023
Class A Shares	454,557,594
Class C Shares	633,520,277
Class D Shares	319,132,127
RSUs	25,464,881
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of June 30, 2023, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of June 30, 2023, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through June 30, 2023. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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
June 30, 2023
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of June 30, 2023, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	June 30, 2023
GP Units	454,557,594
Common Units	952,652,404
Incentive Units	34,013,081
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
Share Repurchases, RSUs Withheld for Tax Withholding and Warrants Redeemed
The following table presents share repurchase activity and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of shares purchased pursuant to the Programs	—	—	—	2,000,000
Number of RSUs withheld to satisfy tax withholding obligations	39,640	50,189	358,946	107,170

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
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
Acquisitions-Related Earnouts
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. The Second Oak Street Earnout (as defined in Note 3 to the financial statements in the Company’s Annual Report), including the delivery of 13,037,165 Common Units, is payable in January 2024. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). In April 2023, the Company modified the Wellfleet Earnout Shares arrangement, such that the settlement of the Wellfleet Earnout Shares would be in cash at each payment date, including the settlement of the First Wellfleet Earnouts (as defined in Note 3 to the financial statements in the Company’s Annual Report) during the second quarter of 2023. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
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
June 30, 2023
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
For details about Blue Owl’s significant accounting policies and accounting updates adopted in the prior year, see Note 2 to the financial statements in the Company’s Annual Report. During the six months ended June 30, 2023, there were no material updates to Blue Owl’s significant accounting policies.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
3. INTANGIBLE ASSETS, NET
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	June 30, 2023	December 31, 2022	Remaining Weighted-Average Amortization Period as of June 30, 2023
Intangible assets, gross:
Investment management agreements	$2,222,320	$2,222,320	12.1 years
Investor relationships	459,500	459,500	9.2 years
Trademarks(1)	94,400	94,400	0.0 years
Total intangible assets, gross	2,776,220	2,776,220

Accumulated amortization:
Investment management agreements	(381,270)	(290,816)
Investor relationships	(81,936)	(60,630)
Trademarks	(94,400)	(19,352)
Total accumulated amortization	(557,606)	(370,798)
Total Intangible Assets, Net	$2,218,614	$2,405,422
(1) As a result of certain corporate actions taken during the first quarter of 2023, the estimated useful lives of acquired trademarks were updated. The remaining unamortized balances were expensed as of June 30, 2023.
The following table presents expected future amortization of finite-lived intangible assets as of June 30, 2023:

(dollars in thousands)
Period	Amortization
July 1, 2023 to December 31, 2023	$112,913
2024	223,942
2025	219,739
2026	205,907
2027	191,731
Thereafter	1,264,382
Total	$2,218,614
4. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	June 30, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,679
2031 Notes	6/10/2031	700,000	700,000	—	686,319
2032 Notes	2/15/2032	400,000	400,000	—	392,279
2051 Notes	10/7/2051	350,000	350,000	—	337,692
Revolving Credit Facility	6/29/2028	1,550,000	280,000	1,263,339	280,000
Total		$3,059,800	$1,789,800	$1,263,339	$1,754,969

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

	December 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,474
2032 Notes	2/15/2032	400,000	400,000	—	391,819
2051 Notes	10/7/2051	350,000	350,000	—	337,478
Revolving Credit Facility	6/15/2027	1,115,000	210,000	899,876	210,000
Total		$2,565,000	$1,660,000	$899,876	$1,624,771
2028 Notes
In May 2023, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 7.397% per annum and mature on May 26, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on May 26 and November 26 of each year.
The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by the Blue Owl Operating Partnerships and certain of their respective subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2028 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 26, 2028, the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2028 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2028 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. The borrowing rates for balances outstanding under the Revolving Credit Facility as of June 30, 2023 and December 31, 2022, were 8.10% and 6.02%, respectively. Of the amount borrowed under the Revolving Credit Facility as of June 30, 2023, $225 million was repaid subsequent to quarter end.
For a description of terms of the other debt obligations presented in the tables above as well as related financial covenants, see Note 4 to the financial statements in the Company’s Annual Report.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$9,155	$3,661	$17,326	$7,112
Short term lease cost	66	491	128	806
Net Lease Cost	$9,221	$4,152	$17,454	$7,918

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Lease Cash Flow Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,531	$3,027	$6,683	$5,034

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,856	$1,290	$77,789	$4,273

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	13.0 years	13.0 years

Weighted-average discount rate:
Operating leases	5.3%	4.0%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2023 to December 31, 2023	$8,427
2024	7,153
2025	33,166
2026	35,829
2027	35,382
Thereafter	326,850
Total Lease Payments	446,807
Imputed interest	(144,135)
Total Lease Liabilities	$302,672

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $30.5 million related to leases that have not commenced that were entered into as of June 30, 2023. Such lease payments are not included in the table above or the Company’s consolidated and combined statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in 2025 and continue for approximately 13 years.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Credit Strategies
Diversified lending	$155,086	$108,909	$301,181	$214,361
Technology lending	48,097	23,803	95,787	46,833
First lien lending	4,748	3,973	9,233	7,654
Opportunistic lending	2,475	2,730	4,875	4,271
Liquid credit	6,136	6,295	13,654	6,295
Management Fees, Net	216,542	145,710	424,730	279,414
Administrative, transaction and other fees	32,833	35,653	52,924	60,875
Total GAAP Revenues - Credit Strategies	249,375	181,363	477,654	340,289

GP Strategic Capital Strategies
GP minority stakes	130,424	124,434	260,720	226,534
GP debt financing	3,626	3,366	7,377	6,458
Professional sports minority stakes	565	513	967	1,013
Strategic Revenue-Share Purchase consideration amortization	(9,770)	(8,922)	(19,539)	(17,844)
Management Fees, Net	124,845	119,391	249,525	216,161
Administrative, transaction and other fees	9,200	7,268	17,605	10,391
Total GAAP Revenues - GP Strategic Capital Strategies	134,045	126,659	267,130	226,552

Real Estate Strategies
Net lease	30,442	19,224	56,399	36,382
Management Fees, Net	30,442	19,224	56,399	36,382
Administrative, transaction and other fees	3,075	—	6,234	—
Realized performance income	—	—	506	—
Total GAAP Revenues - Real Estate Strategies	33,517	19,224	63,139	36,382
Total GAAP Revenues	$416,937	$327,246	$807,923	$603,223

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
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

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Management Fees Receivable
Beginning balance	$262,059	$168,057
Ending balance	$220,678	$209,944

Administrative, Transaction and Other Fees Receivable
Beginning balance	$44,060	$19,535
Ending balance	$35,639	$24,741

Realized Performance Income Receivable
Beginning balance	$1,132	$10,496
Ending balance	$—	$—

Unearned Management Fees
Beginning balance	$9,389	$10,299
Ending balance	$8,545	$9,826
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

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Beginning Balance	$457,939	$495,322
Amortization	(19,539)	(17,844)
Ending Balance	$438,400	$477,478

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
7. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2023	December 31, 2022
Fixed assets, net:
Leasehold improvements	$73,301	$61,741
Furniture and fixtures	12,175	10,922
Computer hardware and software	6,209	3,171
Accumulated depreciation and amortization	(9,151)	(4,644)
Fixed assets, net	82,534	71,190
Receivables	9,884	11,935
Prepaid expenses	6,919	6,099
Unamortized debt issuance costs on revolving credit facilities	10,244	6,328
Other assets	4,463	4,127
Total	$114,044	$99,679
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan, as amended (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 32,412,672 remain available as of June 30, 2023. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Acquisition related
Oak Street Earnout Units	$20,089	$61,328	$39,957	$121,982
Wellfleet Earnout Shares	808	811	1,619	811
Total acquisition related	20,897	62,139	41,576	122,793
Incentive Units	37,372	34,164	76,846	61,326
RSUs	12,557	8,382	25,679	17,167
Equity-Based Compensation Expense	$70,826	$104,685	$144,101	$201,286
Corresponding tax benefit	$230	$152	$472	$304

Fair value of RSUs settled in Class A Shares	$850	$1,459	$6,706	$2,759
Fair value of RSUs withheld to satisfy tax withholding obligations	$414	$574	$4,814	$1,307

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
Wellfleet Earnout Shares Modification
In April 2023, the Company modified its purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As a result of the modification, the Second and Third Wellfleet Earnout Shares were changed from equity-classified to liability-classified on the modification date with the liability recorded at fair value at each reporting period, with the related expense subject to a floor equal to the original grant date fair value. The First Wellfleet Earnout that vested in April 2023 and that was cash settled was treated as a cash settlement of an equity-classified arrangement.
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	June 30, 2023	December 31, 2022
Loans, at amortized cost (includes $257,500 and $252,225 of investments in the Company’s products, respectively)	$258,836	$254,152
Equity investments in the Company's products, equity method	47,666	46,157
Equity investments in the Company's products, at fair value	52,985	14,079
Investments in the Company's CLOs, at fair value	2,430	2,843
Total	$361,917	$317,231
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$52,985	$—	$52,985
CLOs	—	—	2,430	2,430
Total Assets, at Fair Value	$—	$52,985	$2,430	$55,415

Liabilities, at Fair Value
TRA liability	$—	$—	$112,830	$112,830
Warrant liability	—	—	10,050	10,050
Earnout liability	—	586	88,752	89,338
Total Liabilities, at Fair Value	$—	$586	$211,632	$212,218

	December 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$14,079	$—	$14,079
CLOs	—	—	2,843	2,843
Total Assets, at Fair Value	$—	$14,079	$2,843	$16,922

Liabilities, at Fair Value
TRA liability	$—	$—	$120,587	$120,587
Warrant liability	—	—	8,550	8,550
Earnout liability	—	—	172,070	172,070
Total Liabilities, at Fair Value	$—	$—	$301,207	$301,207

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	Level III Assets
	Investment in CLOs
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,678	$—	$2,843	$—
Net gains (losses)	(248)	—	(413)	—
Ending Balance	$2,430	$—	$2,430	$—
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(248)	$—	$(413)	$—

Three Months Ended June 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$122,951	$10,500	$91,814	$225,265
Settlements	—	—	(5,000)	(5,000)
Net (gains) losses	(10,121)	(450)	1,938	(8,633)
Ending Balance	$112,830	$10,050	$88,752	$211,632
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(10,121)	$(450)	$1,935	$(8,636)

Six Months Ended June 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net (gains) losses	(7,757)	1,500	2,932	(3,325)
Ending Balance	$112,830	$10,050	$88,752	$211,632
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(7,757)	$1,500	$2,808	$(3,449)

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

Three Months Ended June 30, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,978	$18,800	$144,296	$284,074
Issuances	—	—	14,751	14,751
Net (gains) losses	(1,370)	(7,706)	208	(8,868)
Ending Balance	$119,608	$11,094	$159,255	$289,957
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(1,370)	$(7,706)	$208	$(8,868)

Six Months Ended June 30, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Issuances	—	—	14,751	14,751
Net losses (gains)	8,283	(14,656)	704	(5,669)
Ending Balance	$119,608	$11,094	$159,255	$289,957
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$8,283	$(14,656)	$704	$(5,669)
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
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
Earnout Liability
As of June 30, 2023 and December 31, 2022, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the Oak Street Acquisition and Wellfleet Acquisition, respectively.
The fair value of the Oak Street Cash Earnout was determined using a discounted cash flow model as of June 30, 2023 and a Monte Carlo simulation model as of December 31, 2022. During the three months ended June 30, 2023, the quarterly management fee trigger event associated with the Second Oak Street Earnout was met, as a result, the Company changed the valuation technique to a discounted cash flow model, as historical revenue volatility is no longer relevant to the analysis and only the passage of time remains an input to the fair value. The Monte Carlo simulation model incorporated management’s revenue forecast and made the following adjustments: historical revenue volatility, risk free rate based on U.S. Treasuries for a maturity similar to the expected remaining life and a discount rate to adjust management’s revenue forecast from a risk-based forecast to a risk-neutral forecast.
The fair value of the Wellfleet Earnouts, which are primarily comprised of future contingent cash payments, was determined using a discounted cash flow model.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2023:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,430	Discounted cash flow	Yield	18%	-	22%	20%	Decrease

Liabilities
TRA liability	$112,830	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	10,050	Monte Carlo Simulation	Volatility	30%	-	30%	30%	Increase
Earnout liability:
Oak Street Earnouts	79,822	Discounted cash flow	Discount Rate	16%		16%	16%	Decrease

Wellfleet Earnouts	8,930	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	88,752

Total Liabilities, at Fair Value	$211,632

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
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
Fair Value of Other Financial Instruments
As of June 30, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.8 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of June 30, 2023, and such fair value measurements are categorized as Level III within the fair value hierarchy. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $1.3 billion compared to a carrying value of $1.6 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of December 31, 2022, and such fair value measurements are categorized as Level III within the fair value hierarchy.
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
June 30, 2023
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
The Company had an effective tax rate of 13.7% and 13.5% for the three and six months ended June 30, 2023, respectively, and -163.9% and -1.9% for the three and six months ended June 30, 2022, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2023, the Company has not recorded any valuation allowances.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
The table below presents management’s estimate as of June 30, 2023, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2023 to December 31, 2023	$—
2024	30,264
2025	52,639
2026	53,720
2027	79,002
Thereafter	743,738
Total Payments	959,363
Less adjustment to fair value for contingent consideration	(123,032)
Total TRA Liability	$836,331
Unfunded Product Commitments
As of June 30, 2023, the Company had unfunded investment commitments to its products of $36.5 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of June 30, 2023, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

(dollars in thousands)	June 30, 2023	December 31, 2022
Management fees	$220,678	$262,059
Realized performance income	—	1,132
Administrative fees	35,639	44,060
Other expenses paid on behalf of the Company’s products and other related parties	79,853	50,670
Due from Related Parties	$336,170	$357,921
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $14.4 million and $28.2 million during the three and six months ended June 30, 2023, respectively, and $14.2 million and $23.3 million during the three and six months ended June 30, 2022, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $10.2 million and $19.0 million during the three and six months ended June 30, 2023, respectively, and $6.6 million and $12.5 million during the three and six months ended June 30, 2022, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(3.1) million and $(5.0) million for the three and six months ended June 30, 2023, respectively, and $5.7 million and $12.7 million for the three and six months ended June 30, 2022, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.5 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. The promissory note bears interest at a rate of SOFR plus 2.0%, subject to change based on credit rating and leverage ratio. As of June 30, 2023, $250.0 million was outstanding under the promissory note and the Company recorded $4.4 million and $8.5 million of interest income for the three and six months ended June 30, 2023, respectively, and $0 for the three and six months ended June 30, 2022. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the Company.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
On November 15, 2022, the Company entered into a one-year, interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or part any time prior to the maturity date. As of June 30, 2023, $7.5 million was outstanding under the promissory note and the Company recorded $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2023, respectively, and $0 for the three and six months ended June 30, 2022.
13. EARNINGS (LOSS) PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Contingently issuable shares	Contingently issuable shares
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Compensation-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Contingent consideration-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	Excluded	If-converted method
Unvested Incentive Units(4)	Excluded	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(5)	Excluded	Contingently issuable shares If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,645,848 and 10,690,912 for the three and six months ended June 30, 2023, and 10,841,191 and 10,884,403 for the three and six months ended June 30, 2022.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings (loss) per share for the three months ended June 30, 2023. As of June 30, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2022. However, had June 30, 2022, also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023
(5)As of June 30, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2023. As of June 30, 2022, the Oak Street Triggering Events with respect the First and Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2022. However, had June 30, 2023, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2023. Had June 30, 2022, also been been the end of the contingency period for the First and Second Oak Street Earnout Units, the Oak Street Triggering Events would not yet have occurred, and therefore the First and Second Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2022.

Three Months Ended June 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$12,859	459,396,686	$0.03
Effect of dilutive securities:
Unvested RSUs	—	4,821,670		—
Warrants	—	—		5,000,000
Vested Common Units	12,854	958,419,552		—
Vested Incentive Units	—	—		8,288,243
Unvested Incentive Units	—	—		24,913,535
Oak Street Earnout Units	—	8,328,615		—
Diluted	$25,713	1,430,966,523	$0.02

Six Months Ended June 30, 2023	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$21,176	457,801,762	$0.05
Effect of dilutive securities:
Unvested RSUs	—	4,993,091		—
Warrants	—	—		5,000,000
Vested Common Units	37,135	959,932,856		—
Vested Incentive Units	—	—		7,352,805
Unvested Incentive Units	—	—		24,964,715
Oak Street Earnout Units	—	7,734,560		—
Diluted	$58,311	1,430,462,269	$0.04

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
June 30, 2023

Three Months Ended June 30, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(1,126)	422,631,967	$0.00
Effect of dilutive securities:
Unvested RSUs	—	—		10,771,348
Warrants	—	—		14,159,048
Compensation-classified Wellfleet Earnout Shares	—	—		862,275
Contingent consideration-classified Wellfleet Earnout Shares	—	—		78,393
Vested Common Units	(5,304)	985,211,536		—
Vested Incentive Units	—	—		804,207
Unvested Incentive Units	—	—		24,517,020
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(6,430)	1,407,843,503	$0.00

Six Months Ended June 30, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(12,941)	419,896,221	$(0.03)
Effect of dilutive securities:
Unvested RSUs	—	—		10,760,867
Warrants	—	—		14,159,109
Compensation-classified Wellfleet Earnout Shares	—	—		433,519
Contingent consideration-classified Wellfleet Earnout Shares	—	—		39,413
Vested Common Units	—	—		988,739,805
Vested Incentive Units	—	—		529,222
Unvested Incentive Units	—	—		24,646,105
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(12,941)	419,896,221	$(0.03)
14. SUBSEQUENT EVENTS
Dividend
On August 1, 2023, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on August 31, 2023, to holders of record as of the close of business on August 21, 2023.