Form 10-Q
period 2023-09-30
BLUE OWL CAPITAL INC.
filed 2023-11-02
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Class A common stock, par value $0.0001	455,748,576
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	635,393,693
Class D common stock, par value $0.0001	317,762,127

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the Financial Statements. For a description of our business, please see “Item 1. Business” in our Annual Report and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—One Blue Owl” in our quarterly report on Form 10-Q for the quarter ended June 30, 2023.
2023 Third Quarter Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$15,109	$2,060	$36,285	$(10,881)

Fee-Related Earnings(1)	$247,829	$209,814	$718,325	$578,261

Distributable Earnings(1)	$229,523	$191,673	$665,553	$527,801
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Acquisitions
On August 15, 2023, we closed the Par-Four Acquisition (as defined in Note 1 to our Financial Statements), expanding our product offering in our liquid credit strategy. See Note 3 to our Financial Statements for additional information.
On October 30, 2023, we announced an agreement to acquire funds managed by Cowen Healthcare Investments, a life sciences investment manager, from Cowen Investment Management. The transaction is subject to customary closing conditions and expected to close in the fourth quarter of 2023. The acquisition is expected to add approximately $1 billion in assets under management across several funds and further strengthen Blue Owl’s market presence in the life sciences sector with an emphasis on mid-to-late-stage equity investments into biopharmaceutical and healthcare companies.

Assets Under Management

Blue Owl AUM: $156.9 billion FPAUM: $97.0 billion

Credit AUM: $79.5 billion FPAUM: $54.3 billion	GP Strategic Capital AUM: $51.4 billion FPAUM: $28.6 billion	Real Estate AUM: $25.9 billion FPAUM: $14.1 billion

Diversified Lending Commenced 2016 AUM: $46.1 billion FPAUM: $28.1 billion	GP Minority Stakes Commenced 2010 AUM: $49.1 billion FPAUM: $27.4 billion	Net Lease Commenced 2009 AUM: $25.9 billion FPAUM: $14.1 billion
Technology Lending Commenced 2018 AUM: $18.8 billion FPAUM: $13.6 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.9 billion
First Lien Lending Commenced 2018 AUM: $3.7 billion FPAUM: $2.6 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.7 billion FPAUM: $0.3 billion
Opportunistic Lending Commenced 2020 AUM: $2.4 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $8.5 billion FPAUM: $8.5 billion
As of September 30, 2023, our AUM was $156.9 billion, which included $97.0 billion of FPAUM. For the nine months ended September 30, 2023, approximately 92% of our management fees were earned on AUM from Permanent Capital. As of September 30, 2023, we have $12.6 billion in AUM not yet paying fees, providing approximately $175 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, including during periods of market uncertainty and volatility. During the third quarter of 2023, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth, continued to weigh on industry deal activity, though activity has picked up from earlier in the year.
During the quarter, 92% of our management fees were generated by Permanent Capital and the remainder predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. As a result, fundraising and capital deployment contributed to continued management fee and earnings growth for Blue Owl. We also ended the third quarter of 2023 with substantial available capital to deploy, reporting $12.6 billion of AUM not yet paying fees.
While broadly syndicated loan market activity modestly picked up, direct lenders continued to occupy a substantial share of the leveraged loan market. Increasing repayments from levels seen earlier in the year allowed us to redeploy capital into higher yielding opportunities, while elevated interest rates continue to have a beneficial impact on our management fees compared to the prior year.

We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated, particularly in the current challenging fundraising and realization environment.
In Real Estate, industry valuations and transaction volumes remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates and uncertainty around future capital availability. In contrast, our Real Estate business, focused on triple net lease, continued to deploy significant capital and identify opportunities to monetize assets at meaningful spreads to our entry points. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio, and we are raising capital through various new products launched in 2022.
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
As of September 30, 2023, assets under management related to us, our executives and other employees totaled approximately $2.9 billion (including $1.7 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $175 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Nine Months Ended September 30, 2023

6%
2%
92%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$73,793	$50,934	$24,826	$149,553	$56,827	$45,674	$16,639	$119,140
Acquisition	1,645	—	—	1,645	—	—	—	—
New capital raised	2,148	98	680	2,926	5,472	2,910	434	8,816
Change in debt	1,954	—	—	1,954	3,058	—	1,590	4,648
Distributions	(926)	(47)	(184)	(1,157)	(471)	(304)	(239)	(1,014)
Change in value / other	913	413	619	1,945	800	(441)	190	549
Ending Balance	$79,527	$51,398	$25,941	$156,866	$65,686	$47,839	$18,614	$132,139

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$68,607	$48,510	$21,085	$138,202	$39,227	$39,906	$15,362	$94,495
Acquisition	1,645	—	—	1,645	6,529	—	—	6,529
New capital raised	5,617	602	3,369	9,588	10,425	8,434	1,002	19,861
Change in debt	3,609	—	696	4,305	9,818	—	1,590	11,408
Distributions	(2,531)	(1,158)	(600)	(4,289)	(1,135)	(1,281)	(504)	(2,920)
Change in value / other	2,580	3,444	1,391	7,415	822	780	1,164	2,766
Ending Balance	$79,527	$51,398	$25,941	$156,866	$65,686	$47,839	$18,614	$132,139

Credit. Increase in AUM for the nine months ended September 30, 2023 was driven by the following:
•$1.6 billion of products in the liquid credit strategy were added in connection with the Par-Four Acquisition that closed in August 2023.
•$3.3 billion new capital raised in diversified lending, primarily driven by private wealth fundraising in OCIC and a separately managed account.
•$1.9 billion new capital raised in technology lending, driven by continued fundraising in OTIC, a separately managed account and OTF II.
•$3.6 billion of additional net debt commitments primarily in diversified lending and technology lending strategies, as we continue to opportunistically manage leverage in our BDCs.
•$2.6 billion of overall appreciation across the platform.
•$2.5 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material.
GP Strategic Capital. Increase in AUM for the nine months ended September 30, 2023 was driven by the overall appreciation across all of our major products of $3.4 billion and new capital raised of $0.6 billion, primarily in our professional sports minority stakes strategy, partially offset by distributions in Blue Owl GP Stakes IV and Blue Owl GP Stakes III.
Real Estate. Increase in AUM for the nine months ended September 30, 2023 was driven by new capital raised of $3.4 billion across various products, primarily Blue Owl Real Estate Fund VI (“OREF VI”), our recently launched triple net-lease drawdown fund, Blue Owl Real Estate Net Lease Trust (“ORENT”), our recently launched real estate investment trust, and Blue Owl Real Estate Net Lease Property Fund (“ONLP”), overall appreciation across the platform of $1.4 billion and additional debt commitments of $0.7 billion, primarily related to ONLP, partially offset by distributions in ONLP and Blue Owl Real Estate Fund V.

Changes in FPAUM

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$52,077	$28,462	$13,084	$93,623	$41,409	$26,678	$9,430	$77,517
Acquisition	1,645	—	—	1,645	—	—	—	—
New capital raised / deployed	603	161	997	1,761	3,595	2,675	1,095	7,365
Fee basis step down	—	(1)	—	(1)	—	(881)	—	(881)
Distributions	(860)	—	(179)	(1,039)	(433)	(15)	(220)	(668)
Change in value / other	835	—	197	1,032	721	—	81	802
Ending Balance	$54,300	$28,622	$14,099	$97,021	$45,292	$28,457	$10,386	$84,135

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$49,041	$28,772	$10,997	$88,810	$32,029	$21,212	$8,203	$61,444
Acquisition	1,645	—	—	1,645	6,501	—	—	6,501
New capital raised / deployed (1)	3,625	387	3,354	7,366	8,693	9,035	2,293	20,021
Fee basis step down (1)	—	(334)	—	(334)	—	(1,779)	—	(1,779)
Distributions	(2,357)	(203)	(471)	(3,031)	(1,092)	(11)	(494)	(1,597)
Change in value / other	2,346	—	219	2,565	(839)	—	384	(455)
Ending Balance	$54,300	$28,622	$14,099	$97,021	$45,292	$28,457	$10,386	$84,135
(1)The nine months ended September 30, 2022, reflects a change in classification from fee basis step down to new capital raised / deployed for the fee holiday expiration in Blue Owl GP Stakes V of $2.1 billion on January 1, 2022.
Credit. Increase in FPAUM for the nine months ended September 30, 2023 was driven by a combination of continued fundraising, primarily in diversified lending and technology lending strategies, the overall appreciation across the platform and the Par-Four Acquisition, partially offset by distributions, which primarily related to dividends paid from our BDCs.
GP Strategic Capital. FPAUM for the nine months ended September 30, 2023 remained relatively unchanged.
Real Estate. Increase in FPAUM for the nine months ended September 30, 2023 was driven primarily by capital raised in OREF VI and ORENT, and deployment in OREF VI.

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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Diversified Lending (1)
Blue Owl Capital Corporation	2016	$14,767	$5,970	$5,970	$2,706	$5,947	$8,653	1.67x	1.48x	13.2%	9.6%
Blue Owl Capital Corporation II (2)	2017	$2,590	$1,311	$1,284	$389	$1,280	$1,669	NM	1.33x	NM	7.4%
Blue Owl Capital Corporation III	2020	$4,168	$1,824	$1,824	$344	$1,865	$2,209	1.27x	1.25x	13.1%	12.2%
Blue Owl Credit Income Corp. (2)	2020	$15,410	$7,000	$6,628	$615	$6,567	$7,182	NM	1.13x	NM	10.5%

Technology Lending (1)
Blue Owl Technology Finance Corp.	2018	$7,269	$3,269	$3,269	$581	$3,503	$4,084	1.35x	1.26x	12.2%	8.8%
Blue Owl Technology Finance Corp. II	2021	$6,497	$4,078	$1,525	$66	$1,568	$1,634	NM	NM	NM	NM

First Lien Lending (3)
Blue Owl First Lien Fund Levered	2018	$2,638	$1,161	$912	$248	$946	$1,194	1.38x	1.32x	11.3%	9.3%
Blue Owl First Lien Fund Unlevered	2019	$550	$296	$156	$46	$135	$181	1.20x	1.16x	6.1%	4.7%
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
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.36x and 1.27x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.6% and 7.8%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$774	$1,284	$1,266	$687	$563	$1,250	1.14x	0.99x	2.5%	-0.2%
Blue Owl GP Stakes II	2014	$3,219	$2,153	$1,857	$695	$2,334	$3,029	1.94x	1.63x	15.2%	10.3%
Blue Owl GP Stakes III	2015	$9,240	$5,318	$3,273	$3,362	$4,813	$8,175	3.07x	2.50x	30.7%	23.5%
Blue Owl GP Stakes IV	2018	$14,900	$9,041	$5,864	$3,928	$7,144	$11,072	2.25x	1.89x	71.3%	45.8%
Blue Owl GP Stakes V	2020	$13,607	$12,852	$3,563	$641	$3,546	$4,187	1.34x	1.18x	43.3%	20.8%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,133	$1,250	$1,250	$1,412	$569	$1,981	1.75x	1.57x	26.0%	21.1%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,875	$3,421	$3,421	$776	$3,732	$4,508	1.27x	1.24x	15.3%	13.9%
Blue Owl Real Estate Fund V (1)	2020	$4,027	$2,500	$2,137	$649	$2,000	$2,649	1.32x	1.24x	30.1%	23.0%
Blue Owl Real Estate Net Lease Trust (2)	2022	$4,022	$1,760	$1,652	$48	$1,673	$1,721	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2022	$4,529	$3,686	$193	$1	$193	$194	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $97,621 and $62,808)	$386,009	$338,377	$47,632
Administrative, transaction and other fees	43,641	32,609	11,032
Total Revenues, Net	429,650	370,986	58,664
Expenses
Compensation and benefits	213,976	234,745	(20,769)
Amortization of intangible assets	56,724	65,835	(9,111)
General, administrative and other expenses	65,485	67,972	(2,487)
Total Expenses	336,185	368,552	(32,367)
Other Loss
Net losses on investments	(1,227)	(592)	(635)
Interest expense, net	(13,986)	(15,027)	1,041
Change in TRA liability	35	3,599	(3,564)
Change in warrant liability	(2,050)	(2,747)	697
Change in earnout liability	(2,074)	(1,760)	(314)
Total Other Loss	(19,302)	(16,527)	(2,775)
Income (Loss) Before Income Taxes	74,163	(14,093)	88,256
Income tax expense (benefit)	10,652	(4,085)	14,737
Consolidated and Combined Net Income (Loss)	63,511	(10,008)	73,519
Net (income) loss attributable to noncontrolling interests	(48,402)	12,068	(60,470)
Net Income Attributable to Blue Owl Capital Inc.	$15,109	$2,060	$13,049
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $56.2 million due to continued fundraising and deployment of capital within new and existing Credit products, including an increase in Part I Fees of $34.1 million driven by higher interest rates.
•GP Strategic Capital decreased $20.5 million, primarily driven by $21.5 million of catch-up fees related to additional closings in Blue Owl GP Stakes V during the prior period.
•Real Estate increased $11.9 million due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT and OREF VI.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$6.3 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs, OCIC and OTIC; and
•$3.9 million increase in administrative fees, driven by a higher level of reimbursable expenses due to the growth of our products and business overall.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased primarily due to the following:
•$33.1 million decrease in equity-based compensation, reflecting a $41.6 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the First Oak Street Earnout in January 2023, partially offset by an $8.8 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2022 in connection with year-end bonus compensation.
•$9.9 million decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
•$22.0 million offsetting increase driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
Amortization of Intangible Assets. Amortization of intangible assets decreased primarily due to corporate actions taken during the first quarter of 2023, resulting in a change of the estimated useful lives of acquired trademarks. The remaining unamortized balances of the trademarks were expensed through June 30, 2023. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses decreased primarily due to the following:
•$21.4 million decrease in distribution costs primarily related to our Credit products.
•$7.9 million offsetting increase in professional fees driven by a $7.0 million increase in Transaction Expenses (as defined below).
•$6.8 million offsetting increase in occupancy costs driven by additional leased space to accommodate our continued growth.
•$6.1 million offsetting increase in reimbursed expenses due to growth in our products and business overall. The remaining net change was across various categories.
Income Tax Expense (Benefit)
The change in income tax expense (benefit) was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net income due to the drivers discussed above. The Common Units represent an approximately 67% and 69% weighted average economic interest in the Blue Owl Operating Group for the three months ended September 30, 2023 and September 30, 2022, respectively.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
As a result of the Wellfleet Acquisition, prior period amounts may not be comparable to current period amounts or expected future trends. Wellfleet’s results of operations are included from April 1, 2022.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $275,423 and $155,893)	$1,116,663	$870,334	$246,329
Administrative, transaction and other fees	120,404	103,875	16,529
Realized performance income	506	—	506
Total Revenues, Net	1,237,573	974,209	263,364
Expenses
Compensation and benefits	619,875	646,755	(26,880)
Amortization of intangible assets	243,532	192,246	51,286
General, administrative and other expenses	173,101	165,655	7,446
Total Expenses	1,036,508	1,004,656	31,852
Other Loss
Net gains (losses) on investments	2,415	(710)	3,125
Interest expense, net	(41,127)	(42,912)	1,785
Change in TRA liability	8,187	(4,683)	12,870
Change in warrant liability	(3,550)	35,734	(39,284)
Change in earnout liability	(4,912)	(2,464)	(2,448)
Total Other Loss	(38,987)	(15,035)	(23,952)
Income (Loss) Before Income Taxes	162,078	(45,482)	207,560
Income tax expense (benefit)	22,494	(3,492)	25,986
Consolidated and Combined Net Income (Loss)	139,584	(41,990)	181,574
Net (income) loss attributable to noncontrolling interests	(103,299)	31,109	(134,408)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$36,285	$(10,881)	$47,166
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $201.5 million due to continued fundraising and deployment of capital within new and existing Credit products, including an increase in Part I Fees of $118.2 million driven by higher interest rates.
•GP Strategic Capital increased $12.9 million, primarily driven by continued fundraising in Blue Owl GP Stakes V.
•Real Estate increased $31.9 million due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT, OREF VI and ONLP .
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$14.8 million increase in administrative fees, driven by a higher level of reimbursable expenses due to growth of our products and business overall.
•$12.9 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs.
•$11.1 million offsetting decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.

Expenses
Compensation and Benefits. Compensation and benefits expenses decreased primarily due to the following:
•$89.6 million decrease in equity-based compensation, reflecting a $122.9 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the First Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2023, partially offset by an $35.5 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2022 in connection with year-end bonus compensation.
•$29.5 million decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
•$93.3 million offsetting increase driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
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
General, Administrative and Other Expenses. General, administrative and other expenses increased driven by the following:
•$19.4 million increase in occupancy costs driven by additional leased space to accommodate our continued growth.
•$14.0 million increase in reimbursed expenses due to growth in our products and business overall.
•$19.3 million offsetting favorable change in expense support resulting from recoveries with certain products we manage.
•$10.3 million offsetting decrease in distribution costs primarily related to our Credit products. The remaining net change was across various categories, driven by our continued growth.
Other Loss
Change in TRA Liability. The change in the TRA liability for the current period was driven by a change in the expected timing of future payments. The change in the TRA liability for the prior period was driven by a higher discount rate.
Change in Warrant Liability. The change in the warrant liability for the current period was driven by the increase in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the decrease in the price of our Class A Shares. In August 2022, the Public Warrants were redeemed. See Note 1 to our Financial Statements for additional information.
Income Tax Expense (Benefit)
The change in income tax expense (benefit) was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 68% and 70% weighted average economic interest in the Blue Owl Operating Group for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
FRE revenues	$412,771	$362,973	$1,191,650	$953,382
FRE expenses	161,840	157,610	468,202	381,451
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(3,102)	4,451	(5,123)	6,330
Fee-Related Earnings	$247,829	$209,814	$718,325	$578,261
Distributable Earnings	$229,523	$191,673	$665,553	$527,801
Fee-Related Earnings and Distributable Earnings for the three months ended September 30, 2023, increased as a result of higher FRE revenues in Credit and Real Estate, partially offset by higher FRE expenses, as further discussed below. Fee-Related Earnings and Distributable Earnings for the nine months ended September 30, 2023, increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Credit Strategies
Diversified lending	$159,461	$126,492	$460,642	$340,853
Technology lending	52,889	29,905	148,676	76,738
First lien lending	4,525	4,213	13,758	11,867
Opportunistic lending	2,422	2,312	7,297	6,583
Liquid credit	6,590	6,778	20,244	13,073
Management Fees, Net	225,887	169,700	650,617	449,114
Administrative, transaction and other fees	14,722	13,667	40,755	51,536
FRE Revenues - Credit Strategies	240,609	183,367	691,372	500,650

GP Strategic Capital Strategies
GP minority stakes	132,498	153,563	393,218	380,097
GP debt financing	4,613	3,532	11,990	9,990
Professional sports minority stakes	683	283	1,650	1,296
Management Fees, Net	137,794	157,378	406,858	391,383
Administrative, transaction and other fees	1,321	1,159	3,830	3,898
FRE Revenues - GP Strategic Capital Strategies	139,115	158,537	410,688	395,281

Real Estate Strategies
Net lease	32,987	21,069	89,386	57,451
Management Fees, Net	32,987	21,069	89,386	57,451
Administrative, transaction and other fees	60	—	204	—
FRE Revenues - Real Estate Strategies	33,047	21,069	89,590	57,451
Total FRE Revenues	$412,771	$362,973	$1,191,650	$953,382
FRE Management Fees.
For the three months ended September 30, 2023, Credit FRE revenues increased due to continued fundraising and deployment of capital within existing Credit products, including increased Part I Fees of $34.1 million driven by higher interest rates. The change in GP Strategic Capital FRE revenues reflects $21.5 million of catch-up fees related to additional closings in Blue Owl GP Stakes V during the prior period. Real Estate FRE revenues increased due to continued fundraising and deployment of capital within existing Real Estate products, primarily ORENT and ONLP.

For the nine months ended September 30, 2023, Credit FRE revenues increased due to continued fundraising and deployment of capital within new and existing Credit products, including increased Part I Fees of $118.2 million driven by higher interest rates. GP Strategic Capital FRE revenues increased due to continued fundraising in Blue Owl GP Stakes V. Real Estate FRE revenues increased due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
FRE Administrative, Transaction and Other Fees.
For the three months ended September 30, 2023, the increase in FRE administrative, transaction and other fees was driven primarily by an increase in fee income earned for services provided to portfolio companies.
For the nine months ended September 30, 2023, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease in fee income earned for services provided to portfolio companies, reflecting a lower volume of transactions on which we earn such fees.
FRE Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
FRE compensation and benefits	$116,197	$98,535	$335,418	$259,313
FRE general, administrative and other expenses	45,643	59,075	132,784	122,138
Total FRE Expenses	$161,840	$157,610	$468,202	$381,451
FRE Compensation and Benefits.
For the three months ended September 30, 2023, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
For the nine months ended September 30, 2023, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses.
For the three months ended September 30, 2023, FRE general, administrative and other expenses decreased, primarily due to a decrease in distribution costs of $27.6 million, primarily related to our Credit products, partially offset by an increase of $6.8 million in occupancy costs, driven by additional leased space, with the remaining net change across various categories, driven by our continued growth.
For the nine months ended September 30, 2023, FRE general, administrative and other expenses increased, due to an increase of $19.4 million in occupancy costs driven by additional leased space to accommodate our continued growth and other various categories driven by our continued growth, partially offset by a decrease in distribution costs of $23.0 million primarily related to our Credit products.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Net Income (Loss) Attributable to Class A Shares	$15,109	$2,060	$36,285	$(10,881)
Net income (loss) attributable to noncontrolling interests	48,402	(12,068)	103,299	(31,109)
Income tax expense (benefit)	10,652	(4,085)	22,494	(3,492)
GAAP Income (Loss) Before Income Taxes	74,163	(14,093)	162,078	(45,482)
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(3,102)	4,451	(5,123)	6,330
Strategic Revenue-Share Purchase consideration amortization	10,659	9,770	30,198	27,614
Realized performance income	—	—	(506)	—
Realized performance compensation	—	—	177	—
Equity-based compensation - other	36,185	27,381	104,017	69,200
Equity-based compensation - acquisition related	21,192	62,831	62,768	185,624
Equity-based compensation - Business Combination grants	17,597	17,864	52,290	54,538
Acquisition-related cash earnout amortization	6,567	16,515	19,163	48,708
Capital-related compensation	1,894	972	5,452	2,652
Amortization of intangible assets	56,724	65,835	243,532	192,246
Transaction Expenses	8,000	976	11,817	8,138
Expense support	(1,352)	785	(6,525)	13,658
Net gains (losses) on investments	1,227	592	(2,415)	710
Change in TRA liability	(35)	(3,599)	(8,187)	4,683
Change in warrant liability	2,050	2,747	3,550	(35,734)
Change in earnout liability	2,074	1,760	4,912	2,464
Interest expense, net	13,986	15,027	41,127	42,912
Fee-Related Earnings	247,829	209,814	718,325	578,261
Realized performance income	—	—	506	—
Realized performance compensation	—	—	(177)	—
Interest expense, net	(13,986)	(15,033)	(41,127)	(42,912)
Taxes and TRA payments	(4,320)	(3,108)	(11,974)	(7,548)
Distributable Earnings	229,523	191,673	665,553	527,801
Interest expense, net	13,986	15,033	41,127	42,912
Taxes and TRA payments	4,320	3,108	11,974	7,548
Fixed assets depreciation and amortization	2,903	235	7,406	694
Adjusted EBITDA	$250,732	$210,049	$726,060	$578,955

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Revenues	$429,650	$370,986	$1,237,573	$974,209
Strategic Revenue-Share Purchase consideration amortization	10,659	9,770	30,198	27,614
Realized performance income	—	—	(506)	—
Reimbursed expenses	(27,538)	(17,783)	(75,615)	(48,441)
FRE Revenues	$412,771	$362,973	$1,191,650	$953,382

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP Compensation and Benefits	$213,976	$234,745	$619,875	$646,755
Realized performance compensation	—	—	(177)	—
Equity-based compensation - other	(36,185)	(27,381)	(104,017)	(68,478)
Equity-based compensation - acquisition related	(21,192)	(62,831)	(62,768)	(185,624)
Equity-based compensation - Business Combination grants	(17,597)	(17,864)	(52,290)	(54,538)
Acquisition-related cash earnout amortization	(6,567)	(16,515)	(19,163)	(48,708)
Capital-related compensation	(1,894)	(973)	(5,452)	(2,652)
Reimbursed expenses	(14,344)	(10,646)	(40,590)	(27,442)
FRE Compensation and Benefits	$116,197	$98,535	$335,418	$259,313

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP General, Administrative and Other Expenses	$65,485	$67,972	$173,101	$165,655
Equity-based compensation - other	—	—	—	(722)
Transaction Expenses	(8,000)	(976)	(11,817)	(8,138)
Expense support	1,352	(785)	6,525	(13,658)
Reimbursed expenses	(13,194)	(7,136)	(35,025)	(20,999)
FRE General, Administrative and Other Expenses	$45,643	$59,075	$132,784	$122,138
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
We ended the third quarter of 2023 with $76.7 million of cash and cash equivalents and approximately $1.3 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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

Debt Obligations
As of September 30, 2023, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes”and collectively with the 2028 Notes, 2031 Notes and the 2032 Notes, the “Notes”). We also had $270.0 million outstanding under our Revolving Credit Facility as of September 30, 2023, which was fully repaid subsequent to quarter end. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 4 to our Financial Statements and the financial statements in our Annual Report for additional information regarding our debt obligations.
Management regularly reviews Adjusted EBITDA to assess our ability to service our debt obligations, and as such believes that such measure is meaningful to our investors. Adjusted EBITDA is equal to Distributable Earnings plus interest expense, net, taxes payable and TRA payments, and fixed assets depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that supplements and should be considered in addition to and not in lieu of our GAAP results, and such measure should not be considered as indicative of our liquidity. Adjusted EBITDA may not be comparable to other similarly titled measured used by other companies. Adjusted EBITDA was $250.7 million and $726.1 million for the three and nine months ended September 30, 2023, respectively. Please see “—Non-GAAP Reconciliations” for reconciliations of Adjusted EBITDA to the most comparable measures prepared in accordance with GAAP.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements, we may in the future be required to make payments under the TRA. As of September 30, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $961.0 million under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three and nine months ended September 30, 2023. During the three months ended September 30, 2022, we repurchased 1,021,079 Class A Shares for an aggregate amount of $9.8 million, excluding commission costs. The Program replaced the previously authorized program under which we repurchased 2,000,000 shares during the first quarter of 2022.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and nine months ended September 30, 2023, 542,167 RSUs with a fair value of $6.4 million and 901,113 RSUs with a fair value of $11.2 million, respectively, were withheld to satisfy tax withholding obligations. During the three and nine months ended September 30, 2022, 45,668 RSUs with a fair value of $0.6 million and 152,838 with a fair value of $1.9 million, respectively, were withheld to satisfy tax withholding obligations.
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
Dividends and Distributions
For the third quarter of 2023, we declared a dividend of $0.14 to holders of record as of the close of business on November 20, 2023, which will be paid on November 30, 2023. Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. We set the target annual dividend for fiscal year 2023 at $0.56 per Class A Share (representing a fixed quarterly dividend of $0.14 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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

Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$640,796	$452,393	$188,403
Investing activities	(94,110)	(345,874)	251,764
Financing activities	(538,070)	(109,552)	(428,518)
Net Change in Cash and Cash Equivalents	$8,616	$(3,033)	$11,649
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
Included in the nine months ended September 30, 2023, were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2023, were primarily related to purchases of investments in our Real Estate products, cash outflows related to office space-related leasehold improvements, as well as cash consideration paid in connection with the Par-Four Acquisition. In addition, investment activities included inflows from repayments on our notes receivable. Cash flows from investing activities for the nine months ended September 30, 2022, were primarily related to cash consideration paid in connection with the Wellfleet Acquisition. In addition, investment activities also included cash outflows related to office space-related leasehold improvements and investments by us into our products.
Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2023, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). In addition, we had borrowings and repayments under our Revolving Credit Facility, as well as the issuance of our 2028 Notes, which borrowings were used to finance working capital needs and general capital purposes. Included in the nine months ended September 30, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023, as discussed above.
Cash flows from financing activities for the nine months ended September 30, 2022, were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). Our cash flows from financing activities also benefited from a net increase related to the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, partially offset by repayments under our Revolving Credit Facility.
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
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determined the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 8 to our Financial Statements and the financial statements in our Annual Report for additional details.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2023, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report and “Item 1A. Risk Factors — Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital” in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our Annual Report. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Financial Statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 11 to our Financial Statements for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of September 30, 2023 and December 31, 2022, (ii) the Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022 (iii) the Consolidated and Combined Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (iv) the Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, and (v) the Notes to the Consolidated and Combined Financial Statements

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

Date: November 2, 2023	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated and Combined Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$76,695	$68,079
Due from related parties	346,273	357,921
Investments (includes $67,430 and $16,922 at fair value and $352,089 and $315,304 of investments in the Company’s products, respectively)	353,139	317,231
Operating lease assets	271,709	224,411
Strategic Revenue-Share Purchase consideration, net	427,741	457,939
Deferred tax assets	764,844	757,234
Intangible assets, net	2,167,890	2,405,422
Goodwill	4,224,936	4,205,159
Other assets, net	138,048	99,679
Total Assets	$8,771,275	$8,893,075
Liabilities
Debt obligations, net	$1,745,953	$1,624,771
Accrued compensation	289,638	309,644
Operating lease liabilities	303,723	239,844
TRA liability (includes $112,795 and $120,587 at fair value, respectively)	837,923	820,960
Warrant liability, at fair value	12,100	8,550
Earnout liability, at fair value	91,412	172,070
Deferred tax liabilities	35,951	41,791
Accounts payable, accrued expenses and other liabilities	136,351	126,559
Total Liabilities	3,453,051	3,344,189
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 455,586,790 and 445,131,351 issued and outstanding, respectively	46	45
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 635,393,693 and 629,402,505 issued and outstanding, respectively	64	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 317,762,127 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,378,799	2,293,903
Accumulated deficit	(837,126)	(689,345)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,541,815	1,604,698
Stockholders’ equity attributable to noncontrolling interests	3,776,409	3,944,188
Total Stockholders’ Equity	5,318,224	5,548,886
Total Liabilities and Stockholders’ Equity	$8,771,275	$8,893,075
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Management fees, net (includes Part I Fees of $97,621, $62,808, $275,423 and $155,893 respectively)	$386,009	$338,377	$1,116,663	$870,334
Administrative, transaction and other fees	43,641	32,609	120,404	103,875
Realized performance income	—	—	506	—
Total Revenues, Net	429,650	370,986	1,237,573	974,209
Expenses
Compensation and benefits	213,976	234,745	619,875	646,755
Amortization of intangible assets	56,724	65,835	243,532	192,246
General, administrative and other expenses	65,485	67,972	173,101	165,655
Total Expenses	336,185	368,552	1,036,508	1,004,656
Other Loss
Net gains (losses) on investments	(1,227)	(592)	2,415	(710)
Interest expense, net	(13,986)	(15,027)	(41,127)	(42,912)
Change in TRA liability	35	3,599	8,187	(4,683)
Change in warrant liability	(2,050)	(2,747)	(3,550)	35,734
Change in earnout liability	(2,074)	(1,760)	(4,912)	(2,464)
Total Other Loss	(19,302)	(16,527)	(38,987)	(15,035)
Income (Loss) Before Income Taxes	74,163	(14,093)	162,078	(45,482)
Income tax expense (benefit)	10,652	(4,085)	22,494	(3,492)
Consolidated and Combined Net Income (Loss)	63,511	(10,008)	139,584	(41,990)
Net (income) loss attributable to noncontrolling interests	(48,402)	12,068	(103,299)	31,109
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$15,109	$2,060	$36,285	$(10,881)

Earnings (Loss) per Class A Share
Basic	$0.03	$0.00	$0.08	$(0.03)
Diluted	$0.03	$0.00	$0.07	$(0.03)
Weighted-Average Class A Shares
Basic(1)	466,376,329	441,487,112	460,691,359	427,172,270
Diluted	482,573,913	1,411,812,068	1,432,190,782	427,172,270

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Shares Par Value
Beginning balance	$45	$42	$45	$40
Class C Shares and Common Units exchanged for Class A Shares	1	2	1	4
Ending Balance	$46	$44	$46	$44

Class C Shares Par Value
Beginning balance	$63	$66	$63	$67
Settlement of Oak Street Earnout Units	—	—	1	—
Class C Shares and Common Units exchanged for Class A Shares	—	(2)	(1)	(3)
Class D Shares exchanged for Class C Shares	1	—	1	—
Ending Balance	$64	$64	$64	$64

Class D Shares Par Value
Beginning balance	$32	$32	$32	$32
Ending Balance	$32	$32	$32	$32

Additional Paid-in Capital
Beginning balance	$2,359,830	$2,214,274	$2,293,903	$2,160,934
Equity classified contingent consideration in connection with Wellfleet Acquisition	—	969	(969)	969
Deferred taxes on capital transactions	10,440	47,135	20,600	90,125
TRA liability on capital transactions	(1,628)	(60,869)	(25,151)	(116,634)
Exercise of warrants	—	25,763	—	25,765
Equity-based compensation	3,745	662	11,308	8,402
Withholding taxes on vested RSUs	(2,064)	(207)	(3,619)	(600)
Class A Share repurchases	—	(9,729)	—	(33,967)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	8,476	74,738	82,727	157,742
Ending Balance	$2,378,799	$2,292,736	$2,378,799	$2,292,736

Accumulated Deficit
Beginning balance	$(788,525)	$(591,727)	$(689,345)	$(497,506)
Cash dividends declared on Class A Shares	(63,710)	(48,633)	(184,066)	(129,913)
Comprehensive income (loss)	15,109	2,060	36,285	(10,881)
Ending Balance	$(837,126)	$(638,300)	$(837,126)	$(638,300)
Total Stockholders' Equity Attributable to Blue Owl Capital Inc.	$1,541,815	$1,654,576	$1,541,815	$1,654,576

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,800,075	$4,064,351	$3,944,188	$4,184,003
Equity-based compensation	64,198	98,334	190,078	272,484
Contributions	15,700	11,550	35,477	22,311
Distributions	(139,176)	(106,685)	(406,334)	(308,289)
Withholding taxes on vested RSUs	(4,313)	(384)	(7,572)	(1,298)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(8,477)	(74,738)	(82,727)	(157,742)
Comprehensive income (loss)	48,402	(12,068)	103,299	(31,109)
Ending Balance	$3,776,409	$3,980,360	$3,776,409	$3,980,360
Total Stockholders' Equity	$5,318,224	$5,634,936	$5,318,224	$5,634,936

Cash Dividends Paid per Class A Share	$0.14	$0.11	$0.41	$0.31

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of Class A Shares
Beginning balance	454,557,594	420,102,492	445,131,351	404,919,411
Class A Share repurchases	—	(1,021,079)	—	(3,021,079)
Shares delivered on vested RSUs	485,639	55,176	992,489	280,446
Class C Shares and Common Units exchanged for Class A Shares	543,557	20,545,438	9,462,950	37,503,049
Exercise of warrants	—	2,156,154	—	2,156,354
Ending Balance	455,586,790	441,838,181	455,586,790	441,838,181

Number of Class C Shares
Beginning balance	633,520,277	657,808,589	629,402,505	674,766,200
Class C Shares and Common Units exchanged for Class A Shares	(543,557)	(20,545,438)	(9,462,950)	(37,503,049)
Shares delivered on vested Common Units	1,046,973	—	1,046,973	—
Class D Shares exchanged for Class C Shares	1,370,000	—	1,370,000	—
Settlement of Oak Street Earnout Units	—	—	13,037,165	—
Ending Balance	635,393,693	637,263,151	635,393,693	637,263,151

Number of Class D Shares
Beginning balance	319,132,127	319,132,127	319,132,127	319,132,127
Class D Shares exchanged for Class C Shares	(1,370,000)	—	(1,370,000)	—
Ending Balance	317,762,127	319,132,127	317,762,127	319,132,127

The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Consolidated and combined net income (loss)	$139,584	$(41,990)
Adjustments to reconcile consolidated and combined net income (loss) to net cash from operating activities:
Amortization of intangible assets	243,532	192,246
Equity-based compensation	219,075	309,362
Depreciation and amortization of fixed assets	7,406	694
Amortization of debt discounts and deferred financing costs	3,619	3,268
Amortization of investment discounts and premiums	—	6
Non-cash lease expense	16,581	5,114
Payment of earnout liability in excess of acquisition-date fair value	(7,406)	—
Net gains on investments, net of dividends	(2,415)	710
Change in TRA liability	(8,187)	4,683
Change in warrant liability	3,550	(35,734)
Change in earnout liability	4,912	2,464
Deferred income taxes	7,147	(15,174)
Changes in operating assets and liabilities:
Due from related parties	12,116	(138,170)
Strategic Revenue-Share Purchase consideration	30,198	27,614
Other assets, net	(4,198)	(3,070)
Accrued compensation	(34,510)	61,713
Accounts payable, accrued expenses and other liabilities	9,792	78,657
Net Cash Provided by Operating Activities	640,796	452,393

Cash Flows from Investing Activities
Purchases of fixed assets	(34,372)	(41,635)
Purchases of investments	(68,000)	(192,812)
Proceeds from investment sales and maturities	34,507	3,027
Cash consideration paid for acquisitions, net of cash consideration received	(26,245)	(114,454)
Net Cash Used in Investing Activities	(94,110)	(345,874)

Cash Flows from Financing Activities
Proceeds from debt obligations	819,800	583,060
Debt issuance costs	(5,689)	(8,536)
Repayments of debt obligations, including retirement costs	(700,000)	(229,000)
Payment of earnout liability up to acquisition-date fair value	(79,134)	—
Equity-classified RSUs settled in cash	(3,186)	—
Withholding taxes on vested RSUs	(11,191)	(1,898)
Dividends paid on Class A Shares	(184,066)	(129,913)
Proceeds from exercise of warrants	—	151
Class A Share repurchases	—	(33,967)
Contributions from noncontrolling interests	31,730	18,840
Distributions to noncontrolling interests	(406,334)	(308,289)
Net Cash Used in Financing Activities	(538,070)	(109,552)
Net Increase (Decrease) in Cash and Cash Equivalents	8,616	(3,033)
Cash and cash equivalents, beginning of period	68,079	42,567
Cash and Cash Equivalents, End of Period	$76,695	$39,534
Supplemental Information
Cash paid for interest	$47,482	$28,113
Cash paid for income taxes	$13,882	$4,620
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023

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
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Blue Owl Liquid Credit Partners (f/k/a Wellfleet Credit Partners, LLC “Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition”).
Par-Four Acquisition
On August 15, 2023, the Company acquired the rights to certain CLO management agreements, related assets and personnel from Par-Four CLO Management LLC (“Par-Four”) (the “Par-Four Acquisition,” and collectively with the Oak Street Acquisition, Dyal Acquisition and Wellfleet Acquisition, the “Acquisitions”).

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of September 30, 2023:

September 30, 2023
Class A Shares	455,586,790
Class C Shares	635,393,693
Class D Shares	317,762,127
RSUs	24,493,423
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of September 30, 2023, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of September 30, 2023, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through September 30, 2023. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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
September 30, 2023
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of September 30, 2023, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	September 30, 2023
GP Units	455,586,790
Common Units	953,155,820
Incentive Units	34,594,784
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
Share Repurchases, RSUs Withheld for Tax Withholding and Warrants Redeemed
The following table presents share repurchase activity and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares purchased pursuant to the Programs	—	1,021,079	—	3,021,079
Number of RSUs withheld to satisfy tax withholding obligations	542,167	45,668	901,113	152,838
Number of warrants cancelled upon redemption, net of shares issued	—	7,002,894	—	7,002,894

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
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
Acquisitions-Related Earnouts
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from existing and future Oak Street products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. The Second Oak Street Earnout, including the delivery of 13,037,165 Common Units, is expected to vest and shall become payable in January 2024. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). In April 2023, the Company modified the Wellfleet Earnout Shares arrangement, such that the settlement of the Wellfleet Earnout Shares would be in cash at each payment date, including the settlement of the First Wellfleet Earnouts during the second quarter of 2023. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
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
September 30, 2023
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
For details about Blue Owl’s significant accounting policies and accounting updates adopted in the prior year, see Note 2 to the financial statements in the Company’s Annual Report. During the nine months ended September 30, 2023, there were no material updates to Blue Owl’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration), warrants and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; and (v) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.
New Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. None of the ASUs that have been issued but not yet adopted are expected to have a material impact on the Company’s Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Par-Four Acquisition
The following table presents the consideration, net identifiable assets acquired and goodwill related to the Par-Four Acquisition:

(dollars in thousands)
Consideration
Cash Consideration	$26,245

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Intangible assets - Investment management agreements	$6,000
Due from related parties	468

Net Identifiable Assets Acquired	$6,468
Goodwill(1)	$19,777

(1)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. The goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements had a weighted-average amortization period of 4.9 years from the date of acquisition.
Par-Four’s results are included in the Company’s consolidated results starting from the date the acquisition closed, August 15, 2023, and such amounts are not material to the Financial Statements.
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	September 30, 2023	December 31, 2022	Remaining Weighted-Average Amortization Period as of September 30, 2023
Intangible assets, gross:
Investment management agreements	$2,228,320	$2,222,320	11.9 years
Investor relationships	459,500	459,500	8.9 years
Trademarks(1)	94,400	94,400	0.0 years
Total intangible assets, gross	2,782,220	2,776,220

Accumulated amortization:
Investment management agreements	(427,165)	(290,816)
Investor relationships	(92,765)	(60,630)
Trademarks	(94,400)	(19,352)
Total accumulated amortization	(614,330)	(370,798)
Total Intangible Assets, Net	$2,167,890	$2,405,422
(1) As a result of certain corporate actions taken during the first quarter of 2023, the estimated useful lives of acquired trademarks were updated. The remaining unamortized balances were expensed as of June 30, 2023.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
The following table presents expected future amortization of finite-lived intangible assets as of September 30, 2023:

(dollars in thousands)
Period	Amortization
October 1, 2023 to December 31, 2023	$56,657
2024	225,185
2025	220,979
2026	207,135
2027	192,836
Thereafter	1,265,098
Total	$2,167,890
4. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	September 30, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,867
2031 Notes	6/10/2031	700,000	700,000	—	686,741
2032 Notes	2/15/2032	400,000	400,000	—	392,532
2051 Notes	10/7/2051	350,000	350,000	—	337,813
Revolving Credit Facility	6/29/2028	1,550,000	270,000	1,273,373	270,000
Total		$3,059,800	$1,779,800	$1,273,373	$1,745,953

	December 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,474
2032 Notes	2/15/2032	400,000	400,000	—	391,819
2051 Notes	10/7/2051	350,000	350,000	—	337,478
Revolving Credit Facility	6/15/2027	1,115,000	210,000	899,876	210,000
Total		$2,565,000	$1,660,000	$899,876	$1,624,771
2028 Notes
In May 2023, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 7.397% per annum and mature on May 26, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on May 26 and November 26 of each year.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
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
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. The borrowing rates for balances outstanding under the Revolving Credit Facility as of September 30, 2023 and December 31, 2022, were 6.92% and 6.02%, respectively. Subsequent to quarter end, the full amount borrowed under the Revolving Credit Facility as of September 30, 2023 was repaid.
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$9,995	$4,795	$27,321	$11,907
Short term lease cost	65	513	193	1,319
Net Lease Cost	$10,060	$5,308	$27,514	$13,226

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Lease Cash Flow Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,250	$3,078	$10,933	$8,112

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,361	$149,365	$79,150	$153,638

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	12.9 years	13.0 years

Weighted-average discount rate:
Operating leases	5.3%	4.0%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2023 to December 31, 2023	$3,199
2024	8,471
2025	34,433
2026	35,829
2027	35,382
Thereafter	326,842
Total Lease Payments	444,156
Imputed interest	(140,433)
Total Lease Liabilities	$303,723

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $67.5 million related to leases that have not commenced that were entered into as of September 30, 2023. Such lease payments are not included in the table above or the Company’s consolidated and combined statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in 2025 and continue for approximately 13 years.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Credit Strategies
Diversified lending	$159,461	$126,492	$460,642	$340,853
Technology lending	52,889	29,905	148,676	76,738
First lien lending	4,525	4,213	13,758	11,867
Opportunistic lending	2,422	2,312	7,297	6,583
Liquid credit	6,590	6,778	20,244	13,073
Management Fees, Net	225,887	169,700	650,617	449,114
Administrative, transaction and other fees	31,246	25,666	84,170	86,541
Total GAAP Revenues - Credit Strategies	257,133	195,366	734,787	535,655

GP Strategic Capital Strategies
GP minority stakes	132,498	153,563	393,218	380,097
GP debt financing	4,613	3,532	11,990	9,990
Professional sports minority stakes	683	283	1,650	1,296
Strategic Revenue-Share Purchase consideration amortization	(10,659)	(9,770)	(30,198)	(27,614)
Management Fees, Net	127,135	147,608	376,660	363,769
Administrative, transaction and other fees	8,846	5,818	26,451	16,209
Total GAAP Revenues - GP Strategic Capital Strategies	135,981	153,426	403,111	379,978

Real Estate Strategies
Net lease	32,987	21,069	89,386	57,451
Management Fees, Net	32,987	21,069	89,386	57,451
Administrative, transaction and other fees	3,549	1,125	9,783	1,125
Realized performance income	—	—	506	—
Total GAAP Revenues - Real Estate Strategies	36,536	22,194	99,675	58,576
Total GAAP Revenues	$429,650	$370,986	$1,237,573	$974,209

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
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

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Management Fees Receivable
Beginning balance	$262,059	$168,057
Ending balance	$226,321	$261,166

Administrative, Transaction and Other Fees Receivable
Beginning balance	$44,060	$19,535
Ending balance	$46,990	$35,361

Realized Performance Income Receivable
Beginning balance	$1,132	$10,496
Ending balance	$—	$—

Unearned Management Fees
Beginning balance	$9,389	$10,299
Ending balance	$9,196	$9,913
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

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Beginning Balance	$457,939	$495,322
Amortization	(30,198)	(27,614)
Ending Balance	$427,741	$467,708

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
7. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2023	December 31, 2022
Fixed assets, net:
Leasehold improvements	$89,138	$61,741
Furniture and fixtures	13,727	10,922
Computer hardware and software	7,346	3,171
Accumulated depreciation and amortization	(12,056)	(4,644)
Fixed assets, net	98,155	71,190
Receivables	16,534	11,935
Prepaid expenses	8,888	6,099
Unamortized debt issuance costs on revolving credit facilities	9,780	6,328
Other assets	4,691	4,127
Total	$138,048	$99,679
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan, as amended (“2021 Equity Incentive Plan”). The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 30,861,560 remain available as of September 30, 2023. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Acquisition related
Oak Street Earnout Units	$20,310	$62,002	$60,267	$183,984
Wellfleet Earnout Shares	882	829	2,501	1,640
Total acquisition related	21,192	62,831	62,768	185,624
Incentive Units	42,104	36,912	118,950	98,238
RSUs	11,678	8,333	37,357	25,500
Equity-Based Compensation Expense	$74,974	$108,076	$219,075	$309,362
Corresponding tax benefit	$180	$152	$652	$456

Fair value of RSUs settled in Class A Shares	$5,702	$715	$12,408	$3,474
Fair value of RSUs withheld to satisfy tax withholding obligations	$6,365	$590	$11,179	$1,897

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
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
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	September 30, 2023	December 31, 2022
Loans, at amortized cost (includes $232,500 and $252,225 of investments in the Company’s products, respectively)	$233,550	$254,152
Equity investments in the Company's products, equity method	52,159	46,157
Equity investments in the Company's products, at fair value	64,722	14,079
Investments in the Company's CLOs, at fair value	2,708	2,843
Total	$353,139	$317,231
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
September 30, 2023
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$64,722	$—	$64,722
CLOs	—	—	2,708	2,708
Total Assets, at Fair Value	$—	$64,722	$2,708	$67,430

Liabilities, at Fair Value
TRA liability	$—	$—	$112,795	$112,795
Warrant liability	—	—	12,100	12,100
Earnout liability	—	653	90,759	91,412
Total Liabilities, at Fair Value	$—	$653	$215,654	$216,307

	December 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$14,079	$—	$14,079
CLOs	—	—	2,843	2,843
Total Assets, at Fair Value	$—	$14,079	$2,843	$16,922

Liabilities, at Fair Value
TRA liability	$—	$—	$120,587	$120,587
Warrant liability	—	—	8,550	8,550
Earnout liability	—	—	172,070	172,070
Total Liabilities, at Fair Value	$—	$—	$301,207	$301,207

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and nine months ended September 30, 2023 and 2022:

(dollars in thousands)	Level III Assets
	Investment in CLOs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,430	$—	$2,843	$—
Purchases	—	3,738	—	3,738
Net gains (losses)	278	(74)	(135)	(74)
Ending Balance	$2,708	$3,664	$2,708	$3,664
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$278	$(74)	$(135)	$(74)

Three Months Ended September 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$112,830	$10,050	$88,752	$211,632
Net (gains) losses	(35)	2,050	2,007	4,022
Ending Balance	$112,795	$12,100	$90,759	$215,654
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(35)	$2,050	$2,007	$4,022

Nine Months Ended September 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net (gains) losses	(7,792)	3,550	4,939	697
Ending Balance	$112,795	$12,100	$90,759	$215,654
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(7,792)	$3,550	$4,815	$573

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023

Three Months Ended September 30, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$119,607	$11,100	$159,255	$289,962
Acquisitions	—	—	(969)	(969)
Net (gains) losses	(3,599)	(3,650)	1,760	(5,489)
Ending Balance	$116,008	$7,450	$160,046	$283,504
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(3,599)	$(3,650)	$1,760	$(5,489)

Nine Months Ended September 30, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Acquisitions	—	—	13,782	13,782
Net losses (gains)	4,683	(18,300)	2,464	(11,153)
Ending Balance	$116,008	$7,450	$160,046	$283,504
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$4,683	$(18,300)	$2,464	$(11,153)
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
CLOs
The fair value of CLOs are determined based on inputs from independent pricing services. These investments are classified as Level III. The Company obtains prices from independent pricing services that utilize discounted cash flows, which take into account unobservable significant inputs, such as yield, prepayments and credit quality.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
Earnout Liability
As of September 30, 2023 and December 31, 2022, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the Oak Street Acquisition and Wellfleet Acquisition, respectively.
The fair value of the Oak Street Cash Earnout was determined using a discounted cash flow model as of September 30, 2023 and a Monte Carlo simulation model as of December 31, 2022. During the three months ended June 30, 2023, the quarterly management fee requirement associated with the Second Oak Street Earnout was met, as a result, the Company changed the valuation technique to a discounted cash flow model, as historical revenue volatility is no longer relevant to the analysis and only the passage of time remains an input to the fair value. The Monte Carlo simulation model incorporated management’s revenue forecast and made the following adjustments: historical revenue volatility, risk free rate based on U.S. Treasuries for a maturity similar to the expected remaining life and a discount rate to adjust management’s revenue forecast from a risk-based forecast to a risk-neutral forecast.
The fair value of the Wellfleet Earnouts, which are primarily comprised of future contingent cash payments, was determined using a discounted cash flow model.
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2023:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,708	Discounted cash flow	Yield	15%	-	19%	17%	Decrease

Liabilities
TRA liability	$112,795	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	12,100	Monte Carlo Simulation	Volatility	27%	-	27%	27%	Increase
Earnout liability:
Oak Street Earnouts	81,654	Discounted cash flow	Discount Rate	16%	-	16%	16%	Decrease

Wellfleet Earnouts	9,105	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	90,759

Total Liabilities, at Fair Value	$215,654

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
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
Fair Value of Other Financial Instruments
As of September 30, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.7 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $1.3 billion compared to a carrying value of $1.6 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of September 30, 2023 and December 31, 2022, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
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
September 30, 2023
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
The Company had an effective tax rate of 14.4% and 13.9% for the three and nine months ended September 30, 2023, respectively, and 29.0% and 7.7% for the three and nine months ended September 30, 2022, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2023, the Company has not recorded any valuation allowances.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
The table below presents management’s estimate as of September 30, 2023, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2023 to December 31, 2023	$—
2024	30,521
2025	50,922
2026	62,872
2027	79,002
Thereafter	737,674
Total Payments	960,991
Less adjustment to fair value for contingent consideration	(123,068)
Total TRA Liability	$837,923
Unfunded Product Commitments
As of September 30, 2023, the Company had unfunded investment commitments to its products of $29.7 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of September 30, 2023, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023

(dollars in thousands)	September 30, 2023	December 31, 2022
Management fees	$226,321	$262,059
Realized performance income	—	1,132
Administrative fees	46,990	44,060
Other expenses paid on behalf of the Company’s products and other related parties	72,962	50,670
Due from Related Parties	$346,273	$357,921
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $15.8 million and $44.0 million during the three and nine months ended September 30, 2023, respectively, and $14.3 million and $37.6 million during the three and nine months ended September 30, 2022, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $12.2 million and $31.2 million during the three and nine months ended September 30, 2023, respectively, and $5.9 million and $18.4 million during the three and nine months ended September 30, 2022, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(0.8) million and $(5.8) million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $13.5 million for the three and nine months ended September 30, 2022, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. The promissory note bears interest at a rate of SOFR plus 1.7%, subject to change based on credit rating and leverage ratio. As of September 30, 2023, $225.0 million was outstanding under the promissory note and the Company recorded $4.4 million and $12.8 million of interest income for the three and nine months ended September 30, 2023, respectively, and $0.7 million for the three and nine months ended September 30, 2022. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the Company.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or part any time prior to maturity in January 2026. As of September 30, 2023, $7.5 million was outstanding under the promissory note and the Company recorded $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2023.
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,393,389 and 10,927,643 for the three and nine months ended September 30, 2023, and 10,752,588 and 10,839,982 for the three and nine months ended September 30, 2022.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for the three months ended September 30, 2023. As of September 30, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2022. However, had September 30, 2022 also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023
(5)As of September 30, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings per share for the three and nine months ended September 30, 2023. As of September 30, 2022, the Oak Street Triggering Events with respect the First and Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2022. However, had September 30, 2023, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2023. Had September 30, 2022 also been the end of the contingency period for the First and Second Oak Street Earnout Units, the Oak Street Triggering Events would not yet have occurred, and therefore the First and Second Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2022.

Three Months Ended September 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$15,109	466,376,329	$0.03
Effect of dilutive securities:
Unvested RSUs	—	5,491,852		—
Warrants	(663)	222,129		—
Vested Common Units	—	—		953,172,293
Vested Incentive Units	—	—		9,380,431
Unvested Incentive Units	—	—		24,891,476
Oak Street Earnout Units	—	10,483,603		—
Diluted	$14,446	482,573,913	$0.03

Nine Months Ended September 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$36,285	460,691,359	$0.08
Effect of dilutive securities:
Unvested RSUs	—	5,159,344		—
Warrants	(1,136)	34,602		—
Vested Common Units	69,963	957,654,570		—
Vested Incentive Units	—	—		8,036,109
Unvested Incentive Units	—	—		24,940,033
Oak Street Earnout Units	—	8,650,907		—
Diluted	$105,112	1,432,190,782	$0.07

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)
September 30, 2023

Three Months Ended September 30, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$2,060	441,487,112	$0.00
Effect of dilutive securities:
Unvested RSUs	—	2,757,915		—
Warrants	—	—		8,610,237
Compensation-classified Wellfleet Earnout Shares	—	84,672		—
Contingent consideration-classified Wellfleet Earnout Shares	—	78,393		—
Vested Common Units	(8,600)	967,403,976		—
Vested Incentive Units	—	—		1,706,416
Unvested Incentive Units	—	—		24,830,502
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(6,540)	1,411,812,068	$0.00

Nine Months Ended September 30, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(10,881)	427,172,270	$(0.03)
Effect of dilutive securities:
Unvested RSUs	—	—		10,772,062
Warrants	—	—		12,289,159
Compensation-classified Wellfleet Earnout Shares	—	—		578,009
Contingent consideration-classified Wellfleet Earnout Shares	—	—		52,549
Vested Common Units	—	—		981,549,708
Vested Incentive Units	—	—		925,932
Unvested Incentive Units	—	—		24,708,247
Oak Street Earnout Units	—	—		26,074,330
Diluted	$(10,881)	427,172,270	$(0.03)
14. SUBSEQUENT EVENTS
Dividend
On November 2, 2023, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on November 30, 2023, to holders of record as of the close of business on November 20, 2023.