Form 10-K
period 2023-12-31
BLUE OWL CAPITAL INC.
filed 2024-02-23
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2023, was approximately $5.3 billion. As of February 16, 2024, there were 465,677,070 of the registrant’s shares of Class A common stock outstanding, 646,037,254 shares of the registrant’s Class C common stock outstanding and 317,089,623 of the registrant’s Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this report.

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

our BDCs	Refers to our business development companies, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (NYSE: OBDE) (“OBDC III”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Finance Corp. II (“OTF II”), Blue Owl Credit Income Corp. (“OCIC”) and Blue Owl Technology Income Corp. (“OTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Blue Owl Securities is wholly owned by Blue Owl and provides distribution services to all Blue Owl platforms.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

CHI Acquisition	Refers to the acquisition of the assets and liabilities of Cowen Healthcare Investments, a life sciences investment manager, completed on December 1, 2023.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Class E Shares	Refers to the Class E common stock, par value $0.0001 per share, of the Registrant. There are no longer any Class E Shares issued or outstanding. See Note 1 to the Financial Statements.

Credit	Refers to our Credit platform that offers private credit solutions to middle-market companies through our investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending. Our Credit platform also includes our adjacent investment strategy, liquid credit, which focuses on the management of CLOs, and other investment strategies (e.g. strategic equity and healthcare opportunities).

Dyal Capital	Refers to the Dyal Capital Partners business that was acquired from Neuberger Berman Group LLC in connection with the Business Combination.

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capitals’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated and combined financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two existing investment strategies: GP minority stakes and GP debt financing, and also include our professional sports minority stakes.

NYSE	Refers to the New York Stock Exchange.

Oak Street	Refers to the investment advisory business of Blue Owl Real Estate Capital, LLC (f/k/a Oak Street Real Estate Capital, LLC) that was acquired in the Oak Street Acquisition.

Oak Street Acquisition	Refers to the acquisition of Oak Street completed on December 29, 2021.

our products	Refers to the products that we manage, including our BDCs, private funds, CLOs, managed accounts and real estate investment trusts.

Owl Rock	Refers collectively to the combined businesses of Owl Rock Capital Group LLC (“Owl Rock Capital Group”) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC), which was the predecessor of Blue Owl for accounting and financial reporting purposes.

Par Four Acquisition	Refers to the acquisition of Par Four CLO Management LLC, a CLO manager, that was completed on August 15, 2023.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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
Also posted on our website in the “Shareholders—Governance” section is the charter for our Audit Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers and employees. Information on or accessible through our website is not a part of or incorporated into this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Blue Owl Capital Inc., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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

Part I
Item 1. Business.
Blue Owl is a global alternative asset manager with $165.7 billion in AUM as of December 31, 2023. Anchored by a strong Permanent Capital base, the firm deploys private capital across Credit, GP Strategic Capital and Real Estate platforms on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. Blue Owl employs over 685 people globally.
Blue Owl was formed in May 2021 through the combination of Owl Rock, a leader in credit solutions, and Dyal Capital, a leading capital solutions provider to large private capital managers. In December 2021, we acquired Oak Street, which expanded our offerings to include real estate-focused products. In April 2022, we acquired Wellfleet, which expanded our reach in the broadly syndicated leveraged loans market, including CLO product offerings. In August 2023, the Par Four Acquisition expanded our liquid credit strategy team. In December 2023, the CHI Acquisition expanded our offerings to include mid-to-late-stage equity investments into biopharmaceutical and healthcare companies.
Our breadth of offerings and Permanent Capital base enable us to offer a differentiated, holistic framework of capital solutions to middle market companies, large alternative asset managers and corporate real estate owners and tenants. We provide these solutions through our Permanent Capital vehicles and long-dated private funds, that we believe provide our business with a high degree of earnings stability and predictability. Our Permanent Capital vehicles are products that do not have ordinary redemption provisions or a requirement to exit investments after a prescribed period of time to return invested capital to investors, except as required by applicable law or pursuant to redemption requests that can only be made after significant lock-up periods. For the year ended December 31, 2023, approximately 92% of our management fees were earned from Permanent Capital vehicles.
Our global, high-caliber, investor base includes a diversified mix of institutional investors, including prominent public and private pension funds, endowments, foundations, family offices, private banks, high net worth individuals, asset managers and insurance companies, as well as retail clients, accessed through well-known wealth management firms. We have continued to grow our investor base and presence in the growing private markets and alternative asset management sector by emphasizing our disciplined investment approach, client service, and portfolio performance.
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
One Blue Owl
As part of our brand’s evolution, we have transitioned to one Blue Owl. In connection with this initiative, our legacy brands - Owl Rock, Dyal Capital and Oak Street - have been renamed to Credit, GP Strategic Capital and Real Estate investment platforms, respectively. In connection with the transition to one Blue Owl, our products were also renamed. The strategic shift to a unified brand reflects our long-term commitment to delivering the collective power of our investment capabilities to the market. As one Blue Owl, our mission and the solutions we provide to our investors and users of our capital remain unchanged.
Our Products
We have three major product platforms: Credit, GP Strategic Capital and Real Estate. We believe our products, while distinct, are complementary to each other and together enable us to provide a differentiated offering of varied capital solutions. All of our products employ a disciplined investment philosophy with a focus on long-term investment horizons and are managed by tenured leadership and investment professionals with significant experience in their respective platforms.

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
Our products create a robust foundation for our holistic business. We believe the success and growth in our business since inception has been driven by a singular, dedicated focus on providing capital solutions and the differentiating competitive features of our business.

Blue Owl AUM: $165.7 billion FPAUM: $102.7 billion

Credit AUM: $84.6 billion FPAUM: $57.1 billion	GP Strategic Capital AUM: $54.2 billion FPAUM: $31.1 billion	Real Estate AUM: $26.9 billion FPAUM: $14.5 billion

Diversified Lending Commenced 2016 AUM: $49.3 billion FPAUM: $29.6 billion	GP Minority Stakes Commenced 2010 AUM: $51.9 billion FPAUM: $29.9 billion	Net Lease Commenced 2009 AUM: $26.9 billion FPAUM: $14.5 billion
Technology Lending Commenced 2018 AUM: $20.0 billion FPAUM: $14.4 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.9 billion
First Lien Lending Commenced 2018 AUM: $3.6 billion FPAUM: $2.5 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.7 billion FPAUM: $0.3 billion
Opportunistic Lending Commenced 2020 AUM: $2.4 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $8.2 billion FPAUM: $8.2 billion
Other AUM: $1.2 billion FPAUM: $1.0 billion

All amounts shown as of December 31, 2023, totals may not sum due to rounding.
Credit
Our Credit products offer private financing solutions to middle-market companies seeking capital solutions. We believe our breadth of offerings establishes us as a lending partner of choice for private-equity sponsored companies, as well as non-sponsored borrowers. We aim to lend capital to sizable, defensive businesses operating in recession-resistant industries or non-cyclical end markets. Since the launch of our flagship institutional product, OBDC, we have continued to prudently expand our offerings, focusing on adjacent strategies that are both additive and complementary to our existing product base. Our Credit products are generally offered through a mix of BDCs, long-dated private funds, managed accounts and CLOs across the following investment strategies:
•Diversified Lending: Our diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We provide a wide range of financing solutions with a strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor and position size. Our diversified lending strategy is primarily offered to investors through our BDCs.

•Technology Lending: Our technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into common equity of companies in which our products invest (which we refer to as “portfolio companies”). Our technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors. Our technology lending strategy is primarily offered to investors through our technology-focused BDCs.
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
•Opportunistic Lending: Our opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets. We focus on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. We aim to be the partner of choice for companies by being well-equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications. Our opportunistic lending strategy is offered to investors through our long-dated private funds and managed accounts.
•Liquid Credit: Our liquid credit strategy seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through CLO vehicles.
•Other: Our other Credit strategies employ various investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds and (ii) mid-to-late-stage biopharmaceutical and healthcare companies.
GP Strategic Capital
Our GP Strategic Capital products position us as a leading capital solutions provider to private capital managers. We primarily focus on acquiring equity stakes in, or providing debt financing to private capital firms, which we may refer to as “GPs” or “Partner Managers.” Our Business Services Platform is a boutique consulting unit within Blue Owl and was established to provide strategic support to our Partner Managers. Our GP Strategic Capital products are offered primarily through Permanent Capital private fund vehicles across the following investment strategies:
•GP Minority Stakes: We build diversified portfolios of minority equity investments in institutionalized alternative asset management firms across multiple strategies, geographies, and asset classes. Our investment objective is to generate compelling cash yield by collecting a set percentage of contractually fixed management fees, a set percentage of carried interest and a return on balance sheet investments from the underlying managers. We primarily focus on acquiring minority positions in multi-product alternative asset managers who continue to gain a disproportionate proportion of the assets flowing into private investment strategies and exhibit high levels of stability. Our inaugural products followed a hedge fund manager-focused investment program that has since evolved into a private capital manager-focused investment program in our more recent products. Our GP minority stakes strategy is offered to investors through our closed-end, Permanent Capital funds. A fundamental component of the fundraising efforts for our investment programs is the ability to identify and execute co-investment opportunities for our investors. We may offer, from time-to-time and in our sole discretion, co-investment opportunities in certain fund investments, generally with no management or incentive-based fee.

•GP Debt Financing: The GP debt financing strategy focuses on originating and making collateralized, long-term debt investments, preferred equity investments and structured investments in private capital managers. We originate and invest in secured term loans that are collateralized by substantially all of the assets of a manager and become subject to repayment on an accelerated basis pursuant to cash flow sweeps of set percentages of management fees, GP realization, carried interest and other fee streams of the management company in the event that certain minimum coverage ratios are not maintained. Our investment objective is to generate current income by targeting investment opportunities with attractive risk-adjusted returns. We expect that the loans will be made primarily to allow borrowers to support business growth, fund GP commitments, and launch new strategies. The GP debt financing strategy allows us to offer a comprehensive suite of solutions to private capital managers.
•Professional Sports Minority Stakes: Our professional sports minority stakes strategy focuses on building diversified portfolios of minority equity investments in professional sport teams. Our first product in this strategy is NBA-focused.
Real Estate
Our Real Estate products focus on acquiring triple net lease real estate occupied by investment grade or creditworthy tenants. Our Real Estate products are offered primarily through Permanent Capital vehicles, including our recently launched REIT, and long-dated private funds.
•Net Lease: Our net lease real estate strategies structure portfolios of single tenant properties across industrial, essential retail and mission critical office sectors, occupied by investment grade or creditworthy tenants. By combining our proprietary origination infrastructure, enhanced lease structures and a disciplined investment criteria, we seek to provide investors with predictable current income, and potential for appreciation, while limiting downside risk.
Our History
Blue Owl’s history is predicated on the key milestones of Owl Rock, Dyal Capital and Oak Street. Owl Rock was founded in 2016 by Doug Ostrover, Marc Lipschultz and Craig Packer to address the evolving need for credit solutions by middle-market companies. Dyal Capital was founded in 2010 by Michael Rees to fill the need for flexible capital solutions for private capital managers. Oak Street was founded in 2009 by Marc Zahr and established itself as a leader in private equity real estate, offering flexible and unique capital solutions to a variety of organizations.
The combination of these businesses creates an infrastructure primed to continue servicing these markets. Blue Owl’s robust and diversified offerings will continue to serve as a response to the following sector dynamics:
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
Since inception, these businesses have launched and acquired new strategies and products, exclusively in areas where we believe we could leverage our competitive advantage and expertise, and where we believe we had identified critical mass of lending, capital and real estate solutions opportunities as well as heightened investor interest. We have focused on executing on key adjacencies that are natural extensions of existing core strategies in order to capitalize on the growing dislocations in the market and rising investor demand.

Our Competitive Strengths
•High proportion of Permanent Capital. We have a high-quality capital base heavily weighted toward Permanent Capital. For the year ended December 31, 2023, approximately 92% of our management fees were earned on AUM that we refer to as Permanent Capital. Our BDCs, by nature, are closed-end, permanent (or potentially permanent) funds with no mandatory redemption and potentially unlimited duration once listed. Substantially all of the AUM in our GP Strategic Capital products and a large portion of the AUM in our Real Estate products are also structured as Permanent Capital vehicles. The high proportion of Permanent Capital in our AUM provides a stable base and allows for our AUM to grow more predictably without having reductions in our asset levels due to ordinary redemptions. Our Permanent Capital base also lends stability and flexibility to our products’ portfolio companies, providing us the opportunity to grow alongside these companies and positioning us to be a preferred source of capital and the incumbent lender for follow-ons and other capital solutions to high-performing companies. As such, we are able to be a compelling partner for these firms as they seek capital to support their long-term vision and business development goals. The stability of our AUM base enables us to focus on generating attractive returns by investing in assets with a long-term focus across different periods in the market cycle.
•Significant embedded growth in current AUM with built-in mechanisms for fee revenue increases. While we expect to continue our successful fundraising track record to supplement our existing capital base, our current AUM, predominately Permanent Capital in nature, already provides for significant embedded growth. Of our $165.7 billion AUM base, $102.7 billion represents our current FPAUM. As of December 31, 2023, we have approximately $14.5 billion in AUM not yet paying fees, providing the potential for approximately $200 million of annualized management fees once fully deployed. In addition, to the extent certain of our BDCs become publicly listed, the advisory fees from such BDCs could potentially increase, subject to any fee waivers or deferral arrangements agreed to by us and the applicable BDC.
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
•Extensive, long-term relationships with a robust and vast network of alternative asset managers. We have extensive alternative asset manager relationships, which allow us to quickly and efficiently source potential investment opportunities for our products. We believe our deep relationships position us to receive “early looks” and “last looks” from alternative asset managers, which in turn, allow us to be highly selective in deciding which investments to pursue. We believe the depth and breadth of our relationships are predicated on several, differentiating features of our business and that alternative asset managers value our team’s experience and deep focus both within products and across a broad spectrum of capital solutions. Our expansive set of product offerings allows us to provide flexible and creative solutions, and in tandem with our sizeable Permanent Capital base, enables us to provide access to scaled, sizeable commitments. Partner Managers in our GP minority stakes products also value our Business Services Platform, which provides strategic value-added services to our Partner Managers in eight key areas: capital strategy, private wealth, human capital, operations, corporate strategy and M&A, environmental, social and governance (“ESG”) advisory, diversity, equity and inclusion (“DEI”) and data science. We expect our differentiated approach and broad spectrum of capital solution products will continue to strengthen our relationships, and we intend to further expand our network to fortify our position as a preferred partner for alternative asset managers and their products’ portfolio companies.
•Increasing benefits of scale. We believe our robust, scaled infrastructure presents us with a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Many institutional investors are concentrating their relationships in an effort to partner with dependable, scaled firms with proven track records that they have a high level of comfort with. Our scaled business enables us to remain a partner of choice not only for borrowers, GPs and tenants, but also for investors. We believe we will not only maintain, but continue to expand our share of the market as a result of the high level of confidence investors have in our scaled capital solutions business. Our ability to provide diversification and niche access points will continue to attract investor interest as they seek diversification and continue to value lower-correlation portfolio allocations.

There are many managers who compete with our Credit platform. However, we believe our focus on direct lending serves as a competitive advantage. Our differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $1.0 billion or more. Our Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification in our portfolios. We believe our scale enables us to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders. We have significant available capital that allows us to provide scaled financing solutions, commit to full capital structures and support capital needs of borrowers. We believe being a total solutions provider also grants us a broader view of market opportunities, which allows us to continue operating as a market leader.
Within GP Strategic Capital, we have also established ourselves as a market leader, with a long track record, the greatest amount of aggregate capital raised and the largest number of publicly-announced deals. Our most recently completed flagship fundraise, Blue Owl GP Stakes V, was more than twice as large as funds raised by our closest peers. Our large base of stable capital not only enables participation in investments across the sizing spectrum, but also creates a competitive advantage by positioning us as a highly qualified buyer for minority stakes in attractive GPs. We believe that we also gain access to proprietary deal flow as a result of the market’s confidence in our ability to execute on investments expeditiously. We believe our strong reputation in the market combined with our scale will continue to provide us with unique access to the most attractive sectors of the alternative asset management universe.
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
Diverse, global and growing high-quality investor base. Our global investor base is composed of long-standing institutional relationships, as well as a quickly growing retail investor base. Our institutional clients include large domestic and international public and private pension funds, endowments, foundations, family offices, sovereign wealth funds, asset managers and insurance companies. Our retail clients include prominent wealth management firms, private banks, and high-net worth investors. As we continue to grow, we expect to retain our existing clients through our breadth of offerings. As of December 31, 2023, approximately 37% of our institutional investors are invested in more than one product, with many increasing their commitment to their initial strategy and committing additional capital across our other strategies. We believe our diligent management of investors’ capital, combined with our strong performance and increasingly diversified product offerings has helped retain and attract investors which has furthered our growth in FPAUM and facilitated further expansion of our strategies. We also believe the global nature of our investor base enables significant cross-selling opportunities between our products. We are committed to providing our clients with a superior level of service. We believe our client-focused nature, rooted in our culture of transparency will help us continue to retain and attract high quality investors to our business.
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
Alignment of interests with stakeholders. We consider the alignment of interests of our executive management team and other professionals with those of the investors in our products to be core to our business. AUM (inclusive of accrued carried interest) attributable to our executives and other employees as of December 31, 2023 totaled approximately $3.1 billion (including $1.8 billion related to accrued carried interest), which aligns their interests with our clients’ interests by motivating the continued high-performance and retention of our dedicated team of professionals.

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
•Expand our product offering. We plan to grow our business by expanding our product offerings. We intend to take a diligent and deliberate approach to expansion, by adding products that are complementary, adjacent or additive to our current strategies. To date, our measured approach to growth through the addition of adjacent strategies has allowed us to continue delivering high performance to our dedicated investor base. We expect that as we continue to grow our existing strategies, there will be additional adjacencies that provide natural expansion opportunities. We believe through the disciplined expansion of our business, we can continue to develop our breadth of offerings and further our position as a leading solutions provider. As we grow, we expect to attract new investors as well as leverage our existing investor base, as we have done with previous product launches.
•Leverage complementary global distribution networks. We are well positioned to continue to penetrate the growing global market. The success of our Credit and Real Estate products to date has been primarily focused within the United States, while our GP Strategic Capital products have a more global investor base. We intend to continue fundraising both domestically and internationally. The favorable industry tailwinds are global in nature and we believe that there is additional market opportunity across the global landscape. As of December 31, 2023, we raised 78% of our capital in the United States and Canada. We believe our strong network and track record of global fundraising has primed us to further extend our fundraising efforts across products and into additional international markets, as institutional investors across the globe are facing the same pressures and seeking the same positive attributes of the sector that have attracted domestic investors thus far. We also believe we have a significant opportunity to continue to leverage our global fundraising capabilities and investor relationships to cross-sell our Credit, GP Strategic Capital and Real Estate products, as well as utilize our existing domestic retail channel to cross-sell our products while increasing our global capabilities. The global market represents a large, and relatively untapped opportunity for many of our products that we believe will facilitate our pursuit of international expansion in the coming years, and position us to enter into less-developed markets where we can be a significant first-mover and play a key role in defining the markets.
•Enhance our distribution channels. As investors continue to increase their alternatives allocation in the search for yield, we believe we have the opportunity to continue diversifying our client base by attracting new investors across different channels. We intend to leverage our strong growth within and across our strategies as a means to add new investors to our growing family of products. We have already begun executing on this strategy, with a notable influx of wealth management platforms and public and private pension fund investors in recent years. These additions helped further diversify our investor base which also includes, but is not limited to, insurance, family offices, endowments and foundations. In addition, we have continued to grow our relationships in the consultant community. We intend to be the premier Credit, GP minority stakes and triple net lease real estate investing business for investors across the institutional and retail distribution channels.
•Deepen and expand strong strategic relationships with key institutional investors. We have established invaluable relationships with strategic partners, consultants and large institutional investors who provide us with key market insights, operational advice and facilitate relationship introductions. We pride ourselves on continuing to foster these relationships as they are fundamental to our business and reflect the strong alignment of interests that are highly valued by our partners. As of December 31, 2023, eight institutional investors have committed at least $1.0 billion across our strategies, 24 have committed at least $500 million, and 52 have committed at least $250 million. Our strategic partnerships allow us to craft customized solutions tailored to the objectives of our clients, while reflecting the breadth of our capabilities across our strategies. We also have important relationships with sponsors, wealth management firms, banks, corporate advisory firms, industry consultants and other market participants that we believe are of significant value. As we continue to grow, both organically and through product and geographic expansion, we will continue to pursue the addition of incremental key strategic partners.

•Opportunistically pursue accretive acquisitions. In addition to our various avenues of organic growth, we intend to diligently evaluate acquisition opportunities that we believe would be value-enhancing to our current offerings. These could include acquisitions that would expand the breadth of our product offerings, further develop our investor base, or facilitate our plans for global expansion. We believe that as the market continues to evolve, there will be numerous opportunities for us to consider, of which we intend to only pursue the most accretive acquisitions.
Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and asset basis. We face competition both in the pursuit of investors for our products and investment opportunities. Generally, our competition varies across product lines, geographies and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breath of our product offering, business reputation and the level of fees and expenses charged for services. We compete for investment opportunities at our products based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation and price, and we expect that competition will continue to increase. See “Item 1A. Risk Factors—Risks Relating to Our Business and Operations—The investment management business is intensely competitive.”
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
Credit
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
GP Strategic Capital
Our GP Strategic Capital products currently have limited direct competition from organizations dedicated to acquiring stakes in private capital managers. A limited number of asset managers have been acquiring minority stakes in certain private capital managers. Such institutions may compete with us for similar investments in the future. We believe, however, that this limited number of competitors is likely to persist, as conflicts of interest and regulatory restrictions, as well as the limited quantum of capital raised for this strategy, combine to make purchasing minority stakes in private capital managers challenging for financial institutions and private equity firms.
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

Our current GP Strategic Capital strategies compete with among others, a number of private equity funds, specialized funds, hedge funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including the owners of certain of our stockholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase. We compete globally and on a regional, industry and asset basis.
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
Human Capital
As of December 31, 2023, we had over 685 full-time employees globally.
Culture
As an alternative asset manager, we believe that our people are key to the success of our business. We embrace four core values we view as integral to creating a culture in which our people can thrive personally and professionally, including mutual respect, excellence, constructive dialogue and a “one team” mindset.
•Mutual respect. We hold ourselves to the highest standard of professional conduct. We acknowledge everyone’s unique contributions and in challenging situations, listen to understand.
•Excellence. We strive to operate always at the highest standard and deliver the best possible outcomes for our stakeholders. We are constantly analyzing our performance to learn from our successes and our mistakes.
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

Compensation and Benefits
We design our compensation programs to motivate and retain employees and align their interests with those of our stockholders. In particular, annual compensation for our executives and other senior employees involves a combination of cash and deferred equity awards in the form of Incentive Units and RSUs (as defined in Note 1 to the Financial Statements). The proportion of compensation that is deferred and at risk of forfeiture generally increases as an employee’s level of compensation rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in Incentive Units and RSUs. To further align their interests with those of investors in our products, our employees have the opportunity to make investments in or alongside our products. We also provide our employees robust health and other wellness offerings, as well as a variety of quality-of-life benefits, including family planning resources. We believe our approach to compensation and benefits is consistent with companies in the alternative asset management industry and helps enable us to attract and retain best-in-class talent in our industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program.
Corporate Sustainability
Blue Owl’s corporate sustainability efforts seek to enable positive outcomes for our most critical stakeholders, including our investors, our public stockholders, our employees and the communities in which we operate. Almost three years after our listing as a public company, we have made meaningful strides developing a strategic approach to advancing our corporate sustainability objectives across three priority areas of focus: Responsible Investing, DEI and Citizenship.
We believe that Blue Owl’s governance of corporate sustainability reflects strong leadership and oversight at the senior management and Board of Directors (“Board”) levels and our commitment to our priority areas. Our Board receives at least annual updates on our strategy and initiatives and the Audit Committee receives management presentations on responsible investing and ESG-related matters. Executive sponsors oversee our Corporate Sustainability Council, which is chaired by our Chief Operating Officer and comprised of dedicated subject-matter leaders for each of the three areas of focus: ESG/Responsible Investing, DEI and Citizenship. To integrate responsible investing practices firmwide, we have an ESG Working Group (the “ESG WG”), a cross-functional group across investment platforms, strategies and relevant business units. The ESG WG members are senior representatives of their respective teams and are responsible for coordinating ESG-related efforts within their business units, as well as providing insights as it relates to their professional roles. The ESG WG is chaired by our Chief Operating Officer and the Head of ESG. The ESG WG activities are managed by the ESG team.
Investing Responsibly
We recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. The firm adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
We believe that incorporating business relevant ESG factors into our corporate and investment activities has the potential to meaningfully contribute to the value of Blue Owl and the companies in which we invest. We strive to continuously strengthen our ability to mitigate, manage and monitor relevant ESG risks and opportunities within our investment portfolios. When considering potential investments on behalf of the products that we manage, we seek to address the relevant ESG considerations, risks and potential rewards related to our prospective investments. Further, we have processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
Blue Owl is committed to fostering and preserving a culture of diversity, equity and inclusion. We seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. We have formalized our approach by adopting a DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing our differences. We embrace and encourage our differences that make us unique. We believe that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to the long-term success of our firm.

•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that we believe can further enhance our work environment and overall business. Our commitment to diversity, equity and inclusion is relevant to interactions with our employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While our ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, we aim to support DEI through the firm’s entire employee population. Continuing to develop a diverse, equitable and inclusive firm is a strategic priority.
To further foster an inclusive culture, we seek to continue to establish relevant and appropriate employee resource groups. We have established (1) The Parliament, a network for women with a mission to support, enhance and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and (2) BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies and advocates. We also work with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide our employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through our standing partnership with The Opportunity Network, we have established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with our GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, we conduct DEI-related training on implicit bias for all of our employees on an annual basis. Finally, we added a fertility family planning benefit as an option for our employees.
Citizenship
We seek to engage with our stakeholders to support the causes most important to our communities. We take our role as a corporate citizen seriously and aim to contribute to meaningful causes and partner with various organizations to support the communities in which we operate and reside. We believe there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered and employee-enriched, including:
•Blue Owl Leads Together, our employee volunteerism and service program, which allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances our firm’s philanthropic mission—unlocking opportunity by powering access to college, to careers and to capital—through strategic non-profit partnerships, sponsorships and employee-giving campaigns; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action and lifting up voices of relevant leaders and guest speakers.
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

The diagram below depicts a simplified version of our organizational structure as of December 31, 2023. Ownership percentages are based on shares and units that are fully participating in dividends and distributions as of December 31, 2023.

Economic and voting percentages above do not include the potential dilutive impact of the exercise of the warrants held by Altimar Sponsor LLC (the “Private Placement Warrants”) to purchase Class A Shares, as well as RSUs, unvested Incentive Units, Second Oak Street Earnout Units (as defined in Note 1 to the Financial Statements), as these interests do not participate in dividends and distributions (other than to the extent of certain tax distributions on unvested Incentive Units). See Note 1 to our Financial Statements for additional information on these interests.

Regulatory and Compliance Matters
Our business, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and data privacy laws with respect to client and other information, and some of our products invest in businesses that operate in highly regulated industries.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations” and “Risk Factors—Risks Related to Our Legal and Regulatory Environment.”
Rigorous legal and compliance analysis of our business and investments made by our products is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify that they have received copies of and agree to comply with our compliance manual, including our Code of Ethics. Our Chief Compliance Officer supervises our compliance group, which group is responsible for monitoring all regulatory and compliance matters that affect our activities and manages our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Any failure to comply with such laws or regulations could result in substantial fines, penalties and/or sanctions, litigation, as well as reputational harm. As these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.
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
The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our registered investment advisers are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance revenues or carried interest; solicitation arrangements; maintaining effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures to ensure compliance.

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
The SEC also has signaled an increased emphasis on investment adviser and private fund regulation and has proposed and enacted significant rules that will impact investment advisers and their management of private investment funds and the SEC is expected to propose additional changes in the future. Such current and future rule making is expected to materially impact private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. For example, significant time and resources are expected to be required to comply with the private fund adviser rules that the SEC adopted on August 23, 2023, including costs related to reporting and disclosures to investors. Any of the foregoing could lead to further regulatory uncertainty, particularly regarding those rules that are currently (or in the future may become) subject to legal challenge from private fund industry groups and others, result in changes to our operations and could materially impact our products and/or their investments, including by causing us to incur additional expenses.
Other Regulators; Self-Regulatory Organizations
There are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities, including non-U.S. regulators with jurisdiction over our non-U.S. affiliates.
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
Macroeconomic Factors
•Difficult market and geopolitical conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.
•Elevated interest rates and persistent inflation could have a material adverse effect on our business and that of our products’ portfolio companies and investments.
Investment Management
•Management fees and other fees comprise the majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders.
•Our growth depends in large part on our ability to raise new and successor products. If we were unable to raise such products, the growth of our FPAUM and management fees, and ability to deploy capital into investments, earning the potential for performance income, would slow or decrease.
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Such competition may be amplified by changes in fund investor allocations away from alternative asset managers.
Products
•The historical returns attributable to our products should not be considered as indicative of the future results of our products or of our future results or of any returns expected on an investment in our Class A Shares.
•Valuation methodologies for certain assets of our products can be open to subjectivity, which may affect the management fees or performance income that our business receives.
•The use of leverage by our products may materially increase the returns of such products but may also result in significant losses or a total loss of capital.
•We are vulnerable to an increased number of investors seeking to participate in share redemption programs or tender offers of our non-traded products.
•The products and investment strategies we currently pursue may expose us to specific market, tax, regulatory and other risks.
Conflicts of Interest
•Conflicts of interest may arise in our allocation of capital and co-investment opportunities, fees and expenses amongst products or in circumstances where our products hold investments at different levels of the capital structure.
•Our entitlement and that of certain Principals and employees to receive performance revenues from certain of our products may create an incentive for us to make decisions, including more speculative investments and determinations on behalf of our products, than would be the case in the absence of such performance income.
•Conflicts of interest may arise when one or more products make an investment in a company with which other products or platforms have a business relationship.

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
•Rapid growth of our business may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
•Our use of leverage to finance our business or that of our products may expose us to substantial risks. Any security interests or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt.
•Cybersecurity risks and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
Personnel
•We depend on our senior management team, senior investment professionals and other key personnel to provide their services to us, our investment advisers and our products.
•Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputation harm.
•Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
Legal and Regulatory Environment
•Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
•We and our products are subject to increasing scrutiny from certain investors, third party assessors, our stockholders and other stakeholders with respect to ESG-related matters.
•Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Structure and Governance
•Blue Owl has elected to be treated as, a “controlled company” within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
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

RISK FACTORS
Risks Related to Macroeconomic Factors
Difficult market and geopolitical conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.
Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, elevated and rising interest rates, the availability and cost of credit, persistent inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict between Russia and Ukraine and more recently between Israel and Hamas. Concerns over increasing inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, our products’ portfolio companies may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations (including to the extent that they are Partner Managers, raising additional capital) and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our products. Negative financial results in our products’ portfolio companies may reduce the net asset value of our products, result in the impairment of assets and reduce the investment returns for our products, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor products. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments by our products. Our products may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for our products to effectively deploy capital, which could adversely affect our ability to raise new products and thus adversely impact our prospects for future growth.
Inflation may adversely affect the business, results of operations and financial condition of our products and their portfolio companies.
Certain of our products and their portfolio companies operate in industries that have been impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our products’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our products’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our products’ investments could result in future realized or unrealized losses.
Elevated and rising interest rates could have a material adverse effect on our business and that of our products’ portfolio companies.
Elevated and rising interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our products’ capital. The Federal Reserve increased the federal funds rate four times in 2023, increasing the federal funds rate by 1% since the start of 2023 and 5.25% since the start of 2022. Although the Federal Reserve has signaled the potential for federal funds rate cuts in 2024, the rate and timing of such decreases remains unknown. Persistently high interest rates and uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
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
Private Funds
For our other non-BDC Credit products, as well as GP Strategic Capital and certain Real Estate products, which we refer to as our private funds, we enter into investment advisory and management agreements whereby we generally receive base management fees from the inception of such fund through the liquidation of such fund or for most of our GP Strategic Capital products for a set period. Non-BDC Credit products generally have a base management fee that is typically based on a percentage of gross asset value (which, if applicable, includes the portion of such investments purchased with leverage), whereas our GP Strategic Capital products generally have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally either the end of the investment period or, for certain funds, when the fund’s commitments become substantially invested or drawn), is adjusted to a lower percentage of the fund’s cost of unrealized investments, subject to impairment losses for certain funds. With respect to our Real Estate products, our Permanent Capital vehicles have a management fee that is typically based on a percentage of net asset value, and our closed-end vehicles generally have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally the end of the investment period or commencement of a successor fund), is adjusted to the same or in some cases a lower percentage of the fund’s cost of unrealized investments. Following a management fee step down event, the management fee we receive will be reduced when a fund realizes investments or in certain cases when there are permanent changes to the cost basis of unrealized investments. While those funds are not required to realize assets as of any date, there is an obligation to explore liquidity strategies with respect to a fund, and should a liquidity strategy event occur prior to the management fee end date, it could cause a reduction in the amount of management fees we are otherwise entitled to receive. Further, any realization of assets will be within the control of certain of our employees who own an interest in a portion of the carried interest that does not belong to us and who may have an incentive to effect a realization earlier than one otherwise would expect had carried interest not been applicable.
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
Further, our right to receive management fees can be impaired by certain actions of investors in a private fund. Our private funds generally provide investors with: (1) the right to terminate such fund on both a cause basis and a no fault basis; (2) the right to remove us as manager of a fund for cause or on a no-fault basis; and (3) the right to create an early step down event with respect to a fund on a cause basis. If the investors exercised their right to vote for an early termination, we would typically continue to receive management fee through the liquidation of such fund, but we could face pressure to liquidate investments earlier than we otherwise believe is appropriate to maximize the value of such investment. Certain funds also provide investors with the right to remove the general partner of such fund for cause or on a no-fault basis. Upon the removal of the general partner of a fund becoming effective, the investment advisory and management agreement in respect of such fund will cease to exist and our rights to payment of management fee will terminate. In some cases, investors may also have the right to redeem after certain periods of time or following regulatory or key person concerns, which would also reduce the base on which fees are charged. In other cases, after an initial lock up period, investors may issue redemption notices with respect to their interests; as such interests are redeemed, the fees will decrease unless we are able to find new investors to replace those redeeming.
Notwithstanding the formulas for calculating management fees provided in the governing documents for our products, Blue Owl has provided (and expects to provide in the future) discounts to investors on such fees based on the size of their commitments to the fund (or Blue Owl products generally), the timing of their commitments to the fund or other factors that Blue Owl deems relevant. Certain investors are effectively given management fee discounts through specified interests and discounts with respect to carried interest or performance income through the grant of participation rights, fee rebates or revenue shares. Although such discounts will typically be awarded in circumstances where Blue Owl management believes there will ultimately be long-term benefits to Blue Owl, there can be no assurance that the ultimate benefit attained will be commensurate with the discount awarded, or as to how long it may take to recoup such value. Additionally, Blue Owl may not be able to maintain its current fee structure as a result of increased transparency required by SEC rules or industry pressure from fund investors to reduce fees. More recently, institutional investors have been increasing pressure to reduce management and incentive fees charged by external managers, whether through direct fee discounts as described in this paragraph, deferrals, rebates or by other means. As a result, Blue Owl may need to provide discounts more broadly to investors or reduce fees to meet such industry pressures, which reduction in fees may be further exacerbated by discount expectations of existing investors.
Other Fee Income
We also receive fee income for providing services to certain portfolio companies of our products. Such services include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. Certain types of transaction-related fees are required to be distributed to Blue Owl products and other products under the terms of our Co-investment Exemptive Order, as discussed in “—Risks Related to Our Products—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.” below, or are required to be distributed to investors in our products or offset against management fees that would otherwise be payable pursuant to the terms of the governing agreements of the relevant vehicles, while other types of related fees may be retained by us with no offset against management fees and contribute to our revenues and, ultimately, to our net income. We may decide not to seek those fees for any reason, including market conditions and expectations. Our ability to receive and retain those fees, and to continue to receive and retain those fees in the future, is dependent on the terms we negotiate with investors in our products, our ability to successfully negotiate for those fees with underlying portfolio companies, the permissibility of receiving and retaining those fees under the relevant legal and regulatory frameworks, and our business determination to negotiate for those fees. As a result, any change to the willingness of portfolio companies to bear those fees, the terms of our products that permit us to receive and retain those fees, the legal and regulatory framework in which we operate or our willingness to negotiate for those fees with portfolio companies of our products, could result in a decrease to our revenues and net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. In addition, the fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our products could adversely affect the amount of fees generated.
Our growth depends in large part on our ability to raise new and successor products. If we were unable to raise such products, the growth of our FPAUM and management fees, and ability to deploy capital into investments, would slow or decrease.
A significant portion of our revenue from our products in any given period is dependent on the size of our FPAUM in such period and fee rates charged on the FPAUM. We may not be successful in procuring investment returns and prioritizing services that will allow us to maintain our current fee structure, to maintain or grow our FPAUM, or to generate performance income. A decline in the size or pace of growth of FPAUM or applicable fee rates will reduce our revenues. A decline in the size or pace of growth of FPAUM or applicable fee rates may result from a range of factors, including:
•Volatile economic and market conditions, which could cause fund investors to delay making new commitments to alternative investment funds or limit the ability of our existing products to deploy capital;
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in fund investors allocating increased amounts of capital away from alternative asset managers; and
•Poor performance of one or more of our products, either relative to market benchmarks or in absolute terms (e.g., based on market value or net asset value of our BDCs’ shares), or compared to our competitors may cause fund investors to regard our products less favorably than those of our competitors, thereby adversely affecting our ability to raise new or successor products.
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

•Some of our competitors may have more flexibility than us in raising and deploying certain types of products under the investment management contracts they have negotiated with their fund investors;
•Some of our competitors may offer broader investment offerings and more partnership opportunities to portfolio companies than we are able to offer; and
•Some of our competitors have instituted or may institute low cost high speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence.
Certain of our strategic relationship investors (including early-stage investors in new products) may be granted the right to participate in the net profits or revenues of certain products.
Certain investors in our products have been granted, and may in the future receive various forms of, participation rights with respect to certain products or strategies, including, but not limited to, the right to the net profits or gross revenues of certain products. To the extent gross revenue participations or similar arrangements are offered, they will reduce the revenue earned by us, but we will continue to bear all applicable expenses, even if the product is not generating positive cash flow. We may also offer our employees the opportunity to participate in certain types of these arrangements in certain circumstances as a way of compensating or incentivizing employees. There is generally no limitation on the size or the duration of future economic sharing arrangements.
In addition, in the ordinary course we may offer fee discounts to investors in existing and future products and we expect to continue to waive fees for many or all of our co-investments. We currently expect, at least in certain instances, to continue to offer these economic sharing arrangements to our strategic relationship investors (which may include certain of our stockholders) in the future, which may reduce the revenues ultimately earned by us in respect of these products.
Risks Related to Our Products
The historical returns attributable to our products should not be considered as indicative of the future results of our products or of our future results or of any returns expected on an investment in our Class A Shares.
The historical performance of our products is relevant to us primarily insofar as it is indicative of our reputation and ability to raise new products. The historical and potential returns of the products we advise are not, however, directly linked to returns on shares of our Class A Shares. Therefore, holders of our Class A Shares should not conclude that positive performance of the products we advise will necessarily result in positive returns on a return on investment in our Class A Shares. However, poor performance of our products we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results, returns on our Class A Shares and a negative impact on our ability to raise new products. Also, there is no assurance that projections in respect of our products or unrealized valuations will be realized.

Moreover, the historical returns of our products should not be considered indicative of the future returns of these or from any future products we may raise, in part because:
•market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;
•our products’ rates of returns, which are calculated on the basis of net asset value of the products’ investments, reflect unrealized gains, which may never be realized;
•our products’ returns have previously benefited from investment opportunities and general market conditions that may not recur, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;
•the historical returns that we present in this report derive largely from the performance of our earlier products, whereas future product returns will depend increasingly on the performance of our newer products or products not yet formed, which may have little or no realized investment track record;
•our products’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future products may make future investments may differ significantly from those conditions prevailing in the past;
•the attractive returns of certain of our products have been driven by the rapid return on invested capital, which has not occurred with respect to all of our products and we believe is less likely to occur in the future;
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•our newly established products may generate lower returns during the period that they take to deploy their capital.
The future return for any current or future product may vary considerably from the historical return generated by any particular product, or for our products as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular product invests.
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
The use of leverage by our products may materially increase the returns of such products but may also result in significant losses or a total loss of capital.
Our products, particularly our Credit and Real Estate products, use leverage as part of their respective investment programs and in certain products regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The use of leverage by our products increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the value of a fund’s assets were to decrease, leverage would cause net asset value to decline more sharply than it otherwise would if the fund had not employed leverage. Similarly, any decrease in the fund’s income would cause net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the fund’s ability to service its debt, which could have a material adverse effect on our products, and as a result, on our financial condition, results of operations and cash flow.
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
Our GP Strategic Capital products may suffer losses if our Partner Managers are unable to raise new products or grow their AUM.
As our GP Strategic Capital products’ investments in Partner Managers are intended to be held for an indefinite duration, we are dependent upon the ability of our Partner Managers to execute successfully their investment program and grow their assets under management. In the event that a Partner Manager is unable to grow their assets under management or such Partner Manager’s investment returns fail to meet expectations, the returns attributable to such investment may be reduced or our products may suffer a loss on such investment. A Partner Manager’s failure to grow assets under management may result from a range of factors common to asset managers, including factors to which we are subject ourselves, or specific factors attributable to its business including the departure of key persons, the inability of such Partner Manager to diversify into new investment strategies, investment performance and regulatory enforcement actions.

Our Real Estate products are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments in our Real Estate products will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:
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
•unexpected cost overruns in connection with development projects; and
•terrorist attacks and similar conflicts (including in the Middle East), war (including between Russia and Ukraine) and other factors that are beyond our control.
Additionally, our products’ properties are generally self-managed by the tenant or managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our Real Estate products to decline, which may have a material impact on our results of operations.
Our professional sports minority stakes strategy is small and may be difficult to grow.
Our professional sports minority stakes strategy is small and may be difficult to grow. Our Blue Owl HomeCourt Fund makes minority investments in NBA franchises. The NBA provides certain services with respect to the Blue Owl HomeCourt Fund and receives a share of management fees and incentive allocations attributable to the fund. There is no assurance that we will be able to raise sufficient funds to continue to execute this strategy in the future. As adviser to the Blue Owl HomeCourt Fund, we may be exposed to liability to the NBA or one or more NBA teams in which we invest in a range of circumstances, including as a result of a violation of rules applicable to NBA franchise owners by us or investors in our Blue Owl HomeCourt Fund or, in certain circumstances, by our co-owners of a team (regardless of whether such persons were acting under our direction or control). In addition, the NBA may terminate its relationship with the adviser for a variety of reasons, including the departure of certain key persons or the occurrence of certain events constituting cause.The Blue Owl HomeCourt Fund may also evoke a high profile in the marketplace relative to its economic significance to our business. Therefore, any failure in the growth or performance of the professional sports minority stakes strategy could not only result in a decrease in our FPAUM growth potential but could also have a disproportionately adverse effect on our reputation.

Conflicts of Interest
Conflicts of interest may arise in our allocation of capital and co-investment opportunities.
As an asset manager with multiple clients, including our various and expanding strategies and products, we increasingly confront conflicts of interests relating to our investment activities and operations. In particular, our allocation of capital and co-investment opportunities across our products are subject to numerous actual or potential conflicts of interest. Although we have implemented policies and procedures to address those conflicts, our failure to effectively identify and address them could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses that could lead to applicable penalties, as well as increased regulatory oversight of our business. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that could or will arise.
Potential conflicts of interest in allocation among our products.
Certain of our products may have overlapping investment objectives, including products that have different fee structures, and conflicts may arise with respect to our allocation of investment opportunities among those products as well as other co-investors. We may allocate an investment opportunity that is appropriate for two or more investment products in a manner that excludes one or more products or results in a disproportionate allocation based on factors or criteria that we determine, including but not limited to differences with respect to available capital, the current or anticipated size of a product, minimum investment amounts, the remaining life of a product, differences in investment objectives, guidelines or strategies, diversification, portfolio construction considerations, liquidity needs, legal, tax and regulatory requirements and other considerations deemed relevant to us and in accordance with our policy. Although we have adopted investment allocation policies and procedures that are designed to ensure fair and equitable treatment over time, and expect these policies and procedures to continue to evolve, those policies and procedures will not eliminate all potential conflicts. Certain investment opportunities may be allocated to certain products that have lower fees or to our co-investment products that pay no fees. To the extent that those investments could otherwise have been allocated to products generating FPAUM, our revenues will be less than what would otherwise have been generated were those investments made through fee paying structures.
Potential conflicts of interest in connection with co-investments between our private funds and our BDCs.
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
Different products that we advise may invest in a single portfolio company, including at different levels of the capital structure of the same portfolio company. For example, in the normal course of business, one of our products may acquire debt positions in, or lend to, companies in which another of our products owns common equity securities or a subordinated debt position. Such investments or commitments may be made at different times, at different prices and on different terms. The interests of these different products invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one product may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different products may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a product owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different product’s actions in respect of its own interests as a senior debt holder. Alternatively, we may be incentivized to cause a product invested in a senior debt position to be more passive or refrain from taking actions adverse to other products invested in equity or subordinated debt given the possibility for losses for these products. In addition, if one of our BDCs is an investor in a portfolio company alongside other of our products that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit us from negotiating on behalf of any such product in connection with a reorganization or restructuring of the portfolio company. While we have developed general guidelines regarding when two or more products can invest in different parts of the same company’s capital structure and created a process that we employ to handle those conflicts when they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address those conflicts, it could negatively impact our reputation and ability to raise additional products and the willingness of counterparties to do business with us or result in potential litigation against us.
Conflicts of interest may arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those allocations.
As an asset manager with multiple products, we regularly allocate costs and expenses among our products and between our products and us. Certain of those allocation determinations are inherently subjective and virtually all of them are subject to regulatory oversight. Allegations of, or investigation into, a potential improper expense allocation could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses or penalties, as well as increased regulatory oversight of our business. In addition, any determination to allocate costs and expenses to us could negatively affect our net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. Similar considerations arise when allocating expenses to, or away from vehicles to which specified interests apply.
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our products, including the extent to which services provided by certain employees and associated costs, including compensation, are allocable to certain products. Our products generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the products and the offering of interests in the products, including certain employee compensation. Such determinations often require subjective judgment and may result in us, rather than our products, bearing certain fees and expenses. In addition, our products generally pay all expenses related to the operation of the products and their investment activities, in certain cases subject to caps. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses and expenses more generally relating to a particular investment strategy, among our products, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our products bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our products or us, as further described below, having to bear some portion of these costs as well as reputational risk. In addition, for products that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by us, which will reduce the amount of net fee income we receive for providing advisory services to the products. For example, our Business Services Platform provides strategic services to Partner Managers. Certain expenses associated with the Business Services Platform (“BSP Expenses”) are allocated among, and payable by, each of the GP minority equity investment products. Those GP Strategic Capital products are generally allocated an amount equal to their pro rata allocation of BSP Expenses based on the relative number of Partner Managers in which investments are held from time to time by each of those products; provided that the amount of BSP Expenses borne by a particular fund is subject to certain floors and/or caps specified in its respective governing documents.
We are required to bear any BSP Expenses allocated to a product that exceeds the product’s cap on those expenses. In addition, in certain instances, we expect to determine not to allocate or charge certain BSP Expenses to any product, in response to regulatory, products investor relations, governance or other applicable considerations and determine instead for those BSP Expenses to be borne by us. Any such determination could have the effect of materially reducing the reimbursement payments received by us with respect to the Business Services Platform or result in losses attributable to certain activities thereof. The allocation methodology for allocating BSP Expenses and other similar expenses is complex and subject to interpretation.

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
Potential conflicts of interest in allocation among Blue Owl, our products and our investment professionals.
Certain of our products may have overlapping investment objectives with Blue Owl, and conflicts may arise with respect to our decisions regarding how to allocate investment opportunities amongst our products or between Blue Owl and our products. We have provided and expect to continue to provide funds to support new product and strategy launches to enable our products to achieve a level of scale and profitability. We have used, and expect to continue to use, our balance sheet capital to warehouse seed investments in our products pending the contribution of committed capital by the investors in such products and/or to extend bridge loans to our products, which may decrease the liquidity available for other parts of our business. If new strategies or products do not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new products or strategies or support existing ones as currently contemplated.
Furthermore, our investment professionals or entities controlled by them may make similar investments or loans to new products or third party investment opportunities, including in connection with their personal or family office investment activities. These activities may result in actual or perceived conflicts of interest. Although we have adopted personal trading policies and procedures that are designed to ensure that, in such circumstances, Blue Owl or our products, as the case may be, has first priority in investment opportunities that align with its investment objectives, and expect these policies and procedures to continue to evolve as Blue Owl’s business evolves, those policies and procedures may not eliminate all potential conflicts.
Existing and future relationships between or among our Partner Managers, our products and their investors could give rise to actual or perceived conflicts of interest.
Certain of our GP Strategic Capital products’ Partner Managers directly or through their investment funds, own securities in Blue Owl or its subsidiaries. In addition, Blue Owl GPSC IV Advisors LLC, a controlled affiliate of Blue Owl, serves as investment manager to Blue Owl GP Stakes IV. Blue Owl GP Stakes IV may have different interests, including different investment horizons, than Blue Owl. However, any decision made with respect to holding or disposing of Blue Owl GP Stakes IV’s interest in Blue Owl will be determined by Blue Owl GPSC IV Advisors LLC in a manner consistent with its duties to Blue Owl GP Stakes IV. Because those decisions will be made independent from consideration of Blue Owl’s interests, they may, due to a range of factors, conflict with Blue Owl’s or its stockholders’ own interests at such time.
GP Strategic Capital products hold minority, noncontrolling interests in a broad range of Partner Managers. Those Partner Managers may, from time to time, directly or through their funds, enter into transactions or other contractual arrangements with us or our products outside of the GP minority stakes strategy, including our private funds, BDCs and Real Estate products, or between or among one another in the ordinary course of business, which may result in additional conflicts of interest. None of those transactions or other contractual arrangements are believed to be currently material to our operations or performance but there may be material transactions entered into in the future.
Portfolio companies of products managed by our Partner Managers may also be borrowers under debt facilities or instruments owned, arranged or managed by our products. In its capacity as agent or lender under such facilities or instruments, a fund is required to act in the best interests of its stockholders or investors. In certain circumstances, one of our products may be required to take actions that may be adverse to the investments owned by funds managed by Partner Managers, which could adversely affect our relationships with the Partner Managers, or potentially impact the value of a GP Strategic Capital product’s investment in such Partner Manager.
From time to time, companies in which our products or products managed by our Partner Managers have invested or may invest may enter into sale-leaseback transactions with, or otherwise become tenants of, our Real Estate products. These arrangements could result in our products or products managed by our Partner Managers, being creditors to, or equity owners of, such companies at the same time as those companies are tenants of our Real Estate products. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our product or a product managed by a Partner Manager, could be required to take actions that may be adverse to those of our Real Estate products in enforcing its rights under the relevant facilities or agreements, or vice versa.

Investments in portfolio companies connected to other business relationships may cause us to take different actions with respect to such investment than would have otherwise occurred had the portfolio company had no other business relationship with us or our products. Even if those relationships do not create actual conflicts, the perception of conflicts in the press or the financial community generally could create negative publicity with respect to Blue Owl, which could adversely affect the relationships of with our product investors.
Conflicts related to our lack of information barriers.
Our products, investment platforms and investment professionals regularly obtain non-public information regarding target companies and other investment opportunities. Since we do not currently maintain permanent information barriers among our businesses, we generally impute non-public information received by one investment team to all other investment professionals, including all of the personnel who make investment decisions for our products. In the event that any of our products or people obtain confidential or material non-public information, we and our products may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while deemed to be in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our products and clients. These risks are heightened by the existence of our public equity products, which may limit the products’ investment opportunities or ability to dispose of investments. In limited circumstances, we may put in place temporary information barriers to restrict the transfer of non-public information, which limit our products’ abilities to benefit from Blue Owl expertise and such temporary information barriers could be breached, resulting in the same restrictions on such products’ investment activities.
Further, in the future, we could be required by certain regulations, or decide that it is advisable, to establish permanent information barriers, which would impair our ability to operate as an integrated platform, limit management’s ability to manage our investments and reduce potential synergies across our businesses. The establishment of information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of a barrier.
Additional and unpredictable conflicts of interests may rise in the future.
In addition to the conflicts outlined above, we may experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including the amounts paid to us by our products; services that may be provided by us and our affiliates to investments in which our products invest (including the determination of whether or not to charge fees to our investments for our provision of such services); investments by our products and our other clients, subject to the limitations of the Investment Company Act; our formation of additional products; differing recommendations given by us to different clients; and our use of information gained from a products’ investments used to inform investments by other clients, subject to applicable law. In resolving these conflicts of interest, we may favor our products’ interests or investors’ interests over the interests of our stockholders.
Our GP Strategic Capital products hold and make investments in Partner Managers and there may be provisions within our arrangements with Partner Managers that could affect our right to receive or share information or cause us to sell our interests in the Partner Manager.
The terms of our GP Strategic Capital products’ investments in Partner Managers generally include provisions relating to competitors of the Partner Managers, access to information about the Partner Managers and their business, and affirmative and negative confidentiality obligations regarding the Partner Managers. While we have implemented information control procedures with restrictions regarding the sharing of a Partner Manager’s confidential information, such procedures may not reduce a Partner Manager’s concern over the sharing of confidential and competitively sensitive information. Certain Partner Managers that are engaged in managing funds focused on similar businesses as our other product lines may consider Blue Owl to be a competitor with respect to their business and may seek to invoke remedies available to them under the investment agreements or pursue other remedies. Potential remedies available to them under the investment agreements, as applicable, include limiting the rights of our products to receive confidential information from the Partner Manager regarding its business, requiring us to sequester confidential information received from the Partner Manager, or requiring us to sell our interests in the Partner Manager for fair value as determined under the relevant investment agreement. A forced sale of a Partner Manager interest may reduce the amount of fees we receive with respect to the applicable GP Strategic Capital product, and any reduction in information may impede our ability to supervise our products’ investments. Further, the affiliation may hinder the GP Strategic Capital products’ ability to make future investments in Partner Managers who are in the same space and who may consider Blue Owl a competitor, including follow-on investments in existing Partner Managers and investments with new Partner Managers.
The operations of our business and related transactions may affect our reputation and relationship with our Partner Managers.
We are reliant upon our strong relationships with our Partner Managers for the continued growth and development of business. Due to the number of Partner Managers with which we have relationships, we may compete with existing or prospective Partner Managers, which could negatively impact our ability to attract new Partner Managers to our products who may seek relationships with non-competitors over concerns of sharing information with competitors or other potential conflicts, including the ability to exercise our fiduciary duties. Additionally, our investments in Partner Managers may affect our relationships with other sponsors that are key relationships for our Credit products, because of similar concerns around information sharing or other reasons. While we have implemented procedures to address any such conflict, such procedures may not reduce the perception that such conflicts exist and may make us a less attractive partner/investor.
Our entitlement and that of certain Principals and employees to receive performance income from certain of our products may create an incentive for us to make more decisions, including speculative investments and determinations on behalf of our products, than would be the case in the absence of such performance income.
Some of our products generate performance-based fees, including carried interest. With respect to Blue Owl GP Stakes I - V and their related co-investment vehicles, none of the carried interest will be allocated to us. We will generally be allocated 15% of the carried interest attributable to Blue Owl GP Stakes V and future GP Strategic Capital products as well as 15% of the carried interest in existing and future Real Estate and Credit products. If a new GP Strategic Capital product is formed to facilitate a secondary transaction with respect to any of Blue Owl GP Stakes I - V (which would include, without limitation, any continuation fund or other new product whose primary purpose is to acquire directly or indirectly all or a portion of the assets of or interests in Blue Owl GP Stakes I - V), any carried interest generated by such product will not be allocated to us, notwithstanding that such secondary vehicle is formed in the future. Performance revenues not allocated to us is allocated to certain Principals and employees in vehicles not controlled by us. Carried interest and performance based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our products, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future products. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of the Principals and employees relative to us and our non-participating stockholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our products could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional products, attract new clients or retain existing clients.
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
•difficulty replicating or replacing functions, systems and infrastructure provided by prior owners of interests in one or more business divisions or the loss of benefits from such prior owners’ global contracts;

•managing expense loads and maintaining currently anticipated operating margins given that products may be different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our products; and
•unanticipated issues in integrating information technology, communications and other systems.
Some of those factors are outside of our control, and any one of them could result in delays, increased costs, performance shortfalls, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially and potentially adversely affect our financial position, results of operations, and cash flows.
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
We intend, if market conditions warrant, to grow our business by increasing FPAUM in existing products and expanding into new investment strategies, geographic markets (including in both U.S. and non-U.S. markets) and products. For example, in December 2023, we completed the CHI Acquisition, which expanded our offerings to include life sciences-focused products. We may pursue growth through acquisitions of other investment management companies, expansion into new markets, acquisitions of critical business partners or other strategic initiatives, in each case, which may include entering into new lines of business.
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
•compliance with or applicability to our business or our products’ portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and the impact that noncompliance or even perceived noncompliance could have on us and our products’ portfolio companies;

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
Our future growth will depend in part on our ability to maintain an operating infrastructure and management system sufficient to address our growth and may require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:
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
We may choose to finance our business operations through the issuance of senior notes, borrowings under our Revolving Credit Facility or by issuing additional debt in the future. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage. The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which could cause the interest rate applicable to borrowings under the Revolving Credit Facility to increase and could result in other material adverse effects on our business. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our cost of borrowing. Furthermore, our Revolving Credit Facility contains certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. Additionally, for many Credit products, the gross asset value used as the base for the management fee includes investments purchased with leverage. If we are unable to obtain leverage at the expected level, or at all, this will have a negative impact on our ability to realize the full fee potential of any particular fund.
Blue Owl may provide financial guarantees of performance in connection with certain investments, particularly in our Real Estate products, to certain lenders to its products and investments. Lenders in commercial real estate financing customarily will require such guarantees, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. It is expected that commercial real estate financing arrangements will generally require such guarantees and in the event that such a guarantee is called, Blue Owl’s assets could be materially and adversely affected.
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
Risk management activities may adversely affect the return on our and our products’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our products) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. Currency fluctuations, in particular, can have a substantial effect on our cash flow and financial condition. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall firm or investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by Blue Owl or a product.
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
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
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of any cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our employees, our clients and others and other sensitive information that we collect and store in our data centers and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
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
The departure of some or all of those individuals could also trigger certain provisions tied to the departure of, or cessation of committed time, by those persons (known as “key person” provisions) in the documentation governing certain of our products, which could permit the investors in those products to suspend or terminate those products’ investment periods. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together.
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
Our ability to attract and retain fund investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Business Conduct and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our products and us. Our business often requires that we deal with confidential matters of great significance to companies in which our products may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
It is not always possible to detect or deter misconduct by employees or third-party service providers, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees, former employees or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of fund investor confidence could result, which would adversely impact our ability to raise future products. Our current and former employees and those of our products’ investments as well as our third-party service providers may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation.
Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
The success of our business will continue to depend upon us attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our future growth and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly-skilled and highly-qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor products.
Risks Related to Our Legal and Regulatory Environment
Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
Our business, as well as the financial services industry generally, is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, securities, antitrust, anti-money laundering, anti-bribery, tax and privacy. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. The financial services industry may continue to face a difficult regulatory environment under the current presidential administration. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed and enacted a number of new rules that would impose significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, and preferential rights), and the SEC is expected to propose additional changes in the future. Any of the foregoing could lead to further regulatory uncertainty, particularly regarding those rules that are currently (or in the future may become)

subject to legal challenge from private fund industry groups and others, result in changes to our operations and could materially impact our products and/or their investments, including by causing us to incur additional expenses.
We have expanded our business globally. Differences between the laws and rules governing our business in foreign jurisdictions compared to the United States result in inconsistent regulatory requirements that it may not be possible to fully reconcile in a cost-efficient manner across our business.
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
Our BDCs are also prohibited from knowingly participating in certain transactions with their affiliates, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. For additional details, see “—Risks Related to Our Products—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.”
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
Other Securities Laws
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Commodity Exchange Act, state securities (blue sky) laws and foreign securities laws. Those exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The revocation, challenge or unavailability of these exemptions could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our business. For example, Rule 506 of Regulation D under the Securities Act includes “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell our products and therefore a significant portion of our business would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
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
Even if a sanction is imposed against us, one of our subsidiaries or our affiliates or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material. The adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our business, making it harder for us to raise new and successor products and discouraging others from doing business with us or accepting investments from our products.
United Kingdom Exit from the European Union
On 31 January 2020, the UK formally withdrew from the European Union (“Brexit”). After this, the UK entered into a transition period during which the majority of the existing EU rules continued to apply in the UK. Following the end of the transition period on 31 December 2020, EU rules ceased to apply in the UK.
Although the terms of the UK’s future relationship with the EU were agreed in a trade and cooperation agreement signed on 30 December 2020, this did not include an agreement on financial services. In the absence of a formal agreement on this issue, UK firms in the financial sector have more limited access to the EU market than prior to Brexit and EU firms similarly have more limited access to the UK, owing to the loss of passporting rights under applicable EU and UK legislation. Alternative arrangements and structures may allow for the provision of cross-border marketing and services between the EU and UK, but these are subject to legal uncertainty and the risk that further legislative and regulatory restrictions could be imposed in the future.
As a result of the onshoring of EU legislation in the UK, UK firms are currently subject to substantially many of the same rules and regulations as prior to Brexit. However, the UK Government has begun the process of revising certain areas of onshored EU legislation as part of UK financial services legislation and regulation, which could result in substantive changes to regulatory requirements in the UK. It remains to be seen to what extent the UK may elect to diverge from the current EU-influenced regime over time, either through actively legislating to replace onshored EU rules or by passively not implementing or mirroring EU legislative changes. It is possible that the EU may respond to UK initiatives by restricting third country access to EU markets. If the regulatory regimes for EU and UK financial services change or diverge further, this could have an adverse impact on certain of our products and their investments, including the ability of those products to achieve their investment objectives in whole or in part (for example, owing to increased costs and complexity and/or new restrictions in relation to cross-border access between the EU and non-EU jurisdictions).
The legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses. Brexit has already led to disruptions in trade as businesses attempt to adapt cross-border procedures and rules applicable in the UK and in the EU to their activities, products, customers, and suppliers. Continuing uncertainty and the prospect of further disruption may result in an economic slowdown and/or a deteriorating business environment in the UK and in one or more EU Member States.
Alternative Investment Fund Managers Directive (“AIFMD”)
The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the EEA and the UK respectively.
To the extent our products are actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) those products and certain Blue Owl entities will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in those products incurring additional costs and expenses; (ii) those products and certain Blue Owl entities may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in those products incurring additional costs and expenses or may otherwise affect the management and operation of those products; (iii) certain Blue Owl entities will be required to make detailed information relating to certain products and their investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of those products in relation to EEA or UK portfolio companies, including, in some circumstances, a products’s ability to recapitalise, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of said products generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA products to investors based in EEA jurisdictions, which may make it more difficult for certain products to raise its targeted amount of Commitments.
In relation to certain products, we have engaged or plan to engage a third party to provide alternative investment fund manager (an “AIFM”) services to said products(s). This third party AIFM provides similar services to other sponsors and products. As a result, the successful operation of the relevant products will depend in part on the third party’s ability to provide these services. The loss or reduction of the services provided by the third party could adversely affect the ongoing operation of the relevant products. The third party is appointed as the AIFM for other products, and may need to devote substantial amounts of its time and attention to the activities of such other products, which may cause conflicts of interest to arise. In addition, certain changes in the regulatory status of the third party or circumstances relating to such other entities which have engaged the services of the third party may have an adverse effect on the relevant product. Although we will have the ability to replace the third party, the third party’s breach of the applicable agreements or the failure of the third party to make decisions, perform its services, discharge its obligations, deal with regulatory authorities or comply with laws, rules and regulations affecting the relevant product, in a proper manner, or to act in ways that are in the relevant product’s best interest could result in material adverse consequences for the relevant product. Should the third party fail to perform its obligations under any applicable agreements between it and the Blue Owl entity it is engaged by, a replacement AIFM may be required, and such replacement AIFM may be subject to approval by the relevant regulatory authority. We may not be able to replace the AIFM, or do so on a timely basis. Alternatively, if we are able to find a replacement service provider to act as AIFM, the replacement service provider may demand terms that are unfavorable to the relevant product.
The European Commission published proposals for a Directive to amend AIFMD (“AIFMD II”) in November 2021. Technical negotiations have completed and the final text is expected to be published in 2024, with AIFMD II due to be implemented by EU Member States in 2026.
AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorisation process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing products that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating products and managers or products established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.
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
Regulators are also increasing scrutiny and considering regulation of the use of technologies. We cannot predict what, if any, actions may be taken, but such regulation could have a material adverse effect on our business and results of operations.
The SEC’s recent list of examination priorities includes such items as cybersecurity compliance controls and conducting risk-based examinations of investment advisory firms, as well specific priority areas for advisers to private funds, including calculation and allocation of fees and expenses and consistency with disclosures to investors (see “—Risks Related to Our Products—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities”). Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, climate-related disclosures and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
Regulations governing the operations of certain of our products affect their ability to raise, and the way in which the applicable products raise, additional capital.
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

For U.S. federal income tax purposes, our BDCs have elected to be treated as RICs under Subchapter M of the Code and one or more products that we manage includes in its structure a real estate investment trust (“REIT”). To maintain their status as RICs or REITs, each such vehicle must meet, among other things, certain source of income, asset and annual distribution requirements. Qualification as a REIT also depends on a REIT’s ability to meet various tax requirements, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. Each of our REITs and RICs (including our BDCs) is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC or REIT status, as applicable. If a REIT or a RIC fails to qualify as a REIT or RIC in any taxable year, it will generally be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its investors. If any of our BDCs or REITs fail to maintain RIC or REIT, as applicable, tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce their net assets, which could have a material adverse effect on our BDCs, and as a result, on the management fees we may earn from our BDCs and REITs.
We and our products are subject to increasing scrutiny from certain investors, third party assessors, our stockholders and other stakeholders with respect to ESG-related topics.
We and our products face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, our stockholders and other stakeholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we, our products and our products’ portfolio companies risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand, the brand of our products or our products’ portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors and other stakeholders will determine that any of our ESG initiatives or commitments are sufficiently robust. There can be no assurance that we will be able to accomplish our goals related to responsible investing or ESG practices, as statements regarding our ESG and responsible investing commitments and priorities reflect our current estimates, plans and/or aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Additionally, we are permitted to determine that it is not feasible or practical to implement or complete certain aspects of our responsible investing program or ESG initiatives based on cost, timing or other considerations.

In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital and investors may decide not to commit capital to future fundraises based on their assessment of our approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if we receive a negative rating or assessment from any such organization, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG priorities and initiatives, they may choose not to invest in our products or common stock, and we may face reputational damage. Similarly, it is expected that investor and/or stockholder demands will require us to spend additional resources and place increasing importance on business relevant ESG factors in our review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.

At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which Blue Owl operates and invests, as well as in the states and localities where Blue Owl serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or

“discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our products’ responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our products, our ability to maintain the size of our products could be impaired, and/or it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and/or discourage certain investors from investing in our products. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and/or constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market products as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. On August 23, 2023, the SEC adopted its final rule enhancing the regulation of private fund advisers, which includes requirements with respect to the disclosure of certain information to investors that could affect the way certain ESG-related information is shared. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not aligning with actual investment processes.

Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”), for which most rules to effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.

There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.

Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. has introduced mandatory TCFD-aligned disclosure requirements for certain U.K. regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average.

In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.

In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.

As a result of these legislative and regulatory initiatives, we may be required to provide additional disclosure to investors in our products with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that our products may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of our products.
Climate change and climate-related effects may expose us to systemic, global and macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
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
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, including changing regulatory incentives, and legal requirements (including with respect to greenhouse gas emissions) that could result in increased costs or changes in business operations, (ii) regulatory and litigation risks, including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change, (iii) technology and market risks, including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions, (iv) business trend risks, including the increased attention to ESG considerations by our investors (including in connection with their determination of whether to invest), and (v) potential harm to our reputation if certain stakeholders, such as our investors or stockholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our products’ existing portfolios, the new investments made by our products, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example the CCPA, the GDPR and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
We are subject to litigation risks, and consequently, we may face liabilities and damage to our professional reputation.
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
Loans under our Revolving Credit Facility and the financial credit we extend to our portfolio companies bear interest based on SOFR, but the market's experience with SOFR based loans is still limited.
Our products, and in particular our BDCs, historically used LIBOR, the London Interbank Offered Rate, as a reference rate in term loans they extended to portfolio companies. The terms of our BDCs’ debt investments generally included minimum interest rate floors which were calculated based on LIBOR.
In July 2017, the U.K.’s Financial Conduct Authority “FCA”, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Since 2022, our BDCs’ have been transitioning their investments to SOFR, the Secured Overnight Financing Rate, published by the Federal Reserve Bank of New York. Our Partner Managers and their respective portfolio companies also amended their credit agreements to replace LIBOR with SOFR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for the Company or could adversely impact the interest income our products receive from their portfolio companies or the market value of the financial obligations that are due to our products from their portfolio companies.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
Certain states and other regulatory authorities require investment managers to register as lobbyists. We are registered as a lobbyist in California and in New York. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal record keeping, and may also prohibit the payment of contingent fees.

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
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain non-U.S. countries, territories, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become subject of such actual or threatened enforcement. In addition, further sanctions imposed by the United States and other countries in connection with the war between Russia and Ukraine may impact portfolio companies of our products, which may in turn impact us.
Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We and our publicly traded products are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Certain of the products or accounts we advise or manage are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code, and our business could be adversely affected if certain of our other products or accounts fail to satisfy an exception under the “plan assets” regulation under ERISA.
A number of investors in our products are subject to the fiduciary and prohibited transaction provisions of Title I of ERISA and the parallel provisions of the Internal Revenue Code; however, the substantial majority of our products rely on the “insignificant participation” exception under the “plan assets” regulation under ERISA. We are not, therefore subject to the requirements of ERISA (or the parallel provision of the Internal Revenue Code) with respect to the management of those products. However, if those products fail to satisfy that exception for any reason and if no other exception is available, that failure could materially interfere with our activities in relation to those products or expose us to risks related to our failure to comply with the applicable requirements. For example, the governing documents of a fund generally impose certain obligations on the general partner or manager of the fund to cause the assets of the fund to not be treated as “plan assets” and a breach of that obligation could create liability for us. Further, if the assets of a fund become plan assets (whether because of our breach, a change in law or otherwise), the application of ERISA-related requirements on our product may prevent us from operating the fund as intended and may cause the fund to breach its obligations with Partner Managers or other investments, which would create significant liabilities for our products and could significantly impact the fund’s ability to make any further investments. Further, we have formed a small number of holding vehicles to facilitate co-investments alongside our products by ERISA investors, the assets of which holding vehicles constitute “plan assets” and with respect to which we serve as a fiduciary. While we may be required to satisfy applicable fiduciary standards and avoid the prohibited transaction provisions of ERISA with respect to such holding vehicles and their assets, in each case, our authority with respect to the management and control of those vehicles is limited by contract with the relevant fund investor. Accordingly, we do not anticipate any liabilities with respect to our serving as a fiduciary with respect to such vehicles.
Changes in tax policies and regulations may create uncertainty for our business and investment strategies.
The Presidential administration and the U.S. Congress may introduce new policies and regulations or enforce existing policies and regulations that may create uncertainty for our business and investment strategies, which could have an adverse impact on us. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. While the application of this new law is uncertain and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blue Owl may be required to pay. As required under GAAP, we reviewed the impact on income taxes due to the change in legislation and concluded there was no material impact to the financial statements as of December 31, 2023.
There may also be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in a jurisdiction in which we and/or our affiliates operate, are managed, are advised, are promoted or invest, or in which any of the investors in our products is resident, that are adverse to us or our affiliates. In particular, both the level and basis of taxation may change. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we or our affiliates hold investments or in which investors in our products are resident, or the introduction of, or change to, EU directives may adversely affect the ability of our products to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners in the relevant products. Consequently, it is possible that we or our affiliates may face unfavorable tax treatment in such jurisdictions that may materially adversely affect the value of our investments or the feasibility of making investments in certain countries. This could significantly affect our returns.
In particular, pursuant to the Organization for Economic Co-operation and Development’s (the “OECD”) BEPS Project, many jurisdictions have introduced domestic legislation implementing certain of the BEPS Actions. Several of the areas of tax law

(including double taxation treaties) on which the BEPS Project focuses are relevant to our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to investors and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in those areas of tax law (including double taxation treaties), our ability to do those things may be adversely impacted. Many of the jurisdictions in which we or our affiliates invest or may invest have now ratified, accepted and approved the OECD’s Multilateral Instrument which brings into force a number of relevant changes to double tax treaties within scope. While these changes continue to be introduced, there remains uncertainty as to whether and, if so, to what extent we or our affiliates may benefit from the protections afforded by such treaties and whether we or our affiliates may look to investors in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
The Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”) directly implements some of the BEPS Project actions points within EU law. On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive (“EU”) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”). ATAD II came into force in Member States on January 1, 2020 (subject to relevant derogation). On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). While the European Commission initially expected the Unshell Proposal to be adopted and published into EU member states’ national laws by June 30, 2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. If adopted in its current form, the proposal could result in additional reporting and disclosure obligations for investment funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities information concerning investors) and/or additional tax being suffered by us or our affiliates.
Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalization of the Economy” (as updated on several occasions since and most recently on October 8, 2021 by the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalization of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two ‘pillars’, involving the reallocation of taxing rights (“Amount A of Pillar One”), and a new global minimum corporate tax rate (“Pillar Two”).
Under Amount A of Pillar One, multinational enterprises (“MNEs”) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e. broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two related tax measures (the “GloBE Rules”): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (“UTPR”) applies as a backstop if the constituent member’s income is not taxed by an IIR. Specified classes of entities which are typically exempt from tax are outside the scope of the GloBE Rules, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). Additionally, and part of Pillar Two but separate from the GloBE Rules, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited additional taxation on certain cross-border related party payments where the recipient is subject to a nominal corporate income tax rate (subject, in some circumstances, to certain adjustments) below 9%, which will be creditable against the GloBE Rules tax liability.
The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions have begun that process, including EU Member States pursuant to the EU minimum tax directive and the UK, with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024 respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU Member States) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase for Blue Owl and/or its subsidiaries or within the structure of our products or on their investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect our returns. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.
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
The Principals hold all of the Class D Shares (and will hold all of the Class B Shares to the extent any are issued and outstanding in the future). As a result, conflicts of interest may arise among the Principals, on the one hand, and us and holders of our Class A and Class C Shares, on the other hand. The Principals have the ability to influence our business and affairs through their ownership of the high vote shares of our common stock, their general ability to appoint our board of directors, and provisions under the Amended and Restated Investor Rights Agreement dated as of August 7, 2023, between Blue Owl, certain former equity holders of Owl Rock and certain former equity holders of Dyal Capital (the “Investor Rights Agreement”) and our certificate of incorporation requiring their approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A and Class C Shares are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
Our cybersecurity program is focused on (i) protecting the confidentiality of business, client, investors in our products and employee information; (ii) maintaining the security and availability of our systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and our responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
We have implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that we store or process and the maintenance of critical services and systems. Our cybersecurity program is managed by our Chief Technology Officer and Head of Technology Infrastructure (together, “IT Management”), who report to our Chief Operating Officer. IT Management and its team are responsible for implementing our monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and our policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Our processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with our physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to our devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of our cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Our cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on our compliance with applicable laws and regulations and our internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of our network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by IT Management for remediation. When we engage vendors and other third party partners who will have access to sensitive data or client systems and facilities, our infrastructure technology team assesses their cybersecurity programs and processes.
We also provide our employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. We conduct regular phishing tests and provide additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
We have developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by our Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes our General Counsel, Chief Operating Officer, Chief Compliance Officer and IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Our cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by our Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and our Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of our cybersecurity program.

Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risk, to the Audit Committee. Our Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on our cybersecurity program, the external threat environment and our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. Risk Factors—Risks Related to Our Operations—Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.” Additionally, although we have insurance coverage for cybersecurity events, there can be no assurance that we will be able to maintain our insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events. See “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—We may not be able to maintain sufficient insurance to cover us for potential litigation or other risks.”
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
Blue Owl Capital Inc.’s Class A Shares trade on the NYSE under the symbol “OWL.”
Holders of Record
As of February 16, 2024, there were 16 holders of record of our Class A Shares. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

	December 14, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Blue Owl	$100	$112	$147	$109	$160
S&P 500 Index	$100	$103	$133	$109	$137
Dow Jones U.S. Asset Managers Index	$100	$104	$147	$115	$141
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Share Repurchases in the Fourth Quarter of 2023
On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of December 31, 2024 and the purchase of all shares available under the Program. No shares were repurchased during the quarter ended December 31, 2023. As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under the Program was $95.6 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” of this report, and should be read in conjunction with the Financial Statements.
Overview

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$54,343	$(9,289)

Fee-Related Earnings(1)	$997,717	$800,131

Distributable Earnings(1)	$927,838	$742,802
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Acquisitions
On August 15, 2023, we closed the Par Four Acquisition, expanding our liquid credit strategy team. See Note 3 to our Financial Statements for additional information.
On December 1, 2023, we closed the CHI Acquisition. The acquisition increased our assets under managment by approximately $1 billion comprised of several funds and further strengthen Blue Owl’s market presence in the life sciences sector with an emphasis on mid-to-late-stage equity investments into biopharmaceutical and healthcare companies. See Note 3 to our Financial Statements for additional information.

Assets Under Management

Blue Owl AUM: $165.7 billion FPAUM: $102.7 billion

Credit AUM: $84.6 billion FPAUM: $57.1 billion	GP Strategic Capital AUM: $54.2 billion FPAUM: $31.1 billion	Real Estate AUM: $26.9 billion FPAUM: $14.5 billion

Diversified Lending Commenced 2016 AUM: $49.3 billion FPAUM: $29.6 billion	GP Minority Stakes Commenced 2010 AUM: $51.9 billion FPAUM: $29.9 billion	Net Lease Commenced 2009 AUM: $26.9 billion FPAUM: $14.5 billion
Technology Lending Commenced 2018 AUM: $20.0 billion FPAUM: $14.4 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $0.9 billion
First Lien Lending Commenced 2018 AUM: $3.6 billion FPAUM: $2.5 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.7 billion FPAUM: $0.3 billion
Opportunistic Lending Commenced 2020 AUM: $2.4 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $8.2 billion FPAUM: $8.2 billion
Other AUM: $1.2 billion FPAUM: $1.0 billion

All amounts shown as of December 31, 2023, totals may not sum due to rounding.
As of December 31, 2023, our AUM was $165.7 billion, which included $102.7 billion of FPAUM. For the year ended December 31, 2023, approximately 92% of our management fees were earned on AUM from Permanent Capital. As of December 31, 2023, we have $14.5 billion in AUM not yet paying fees, providing approximately $200 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, including during periods of market uncertainty and volatility. During 2023, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth, weighed on industry M&A and capital markets activity, though volumes began to pick up in the latter part of the year.
During the quarter, 92% of our management fees were generated by Permanent Capital and the remainder predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. As a result, fundraising and capital deployment contributed to management fee and revenue growth of 26% in 2023 compared with the prior year. We also ended the fourth quarter of 2023 with substantial available capital to deploy, reporting $14.5 billion of AUM not yet paying fees.
As trends in loan market activity improved again in the fourth quarter, direct lenders continued to play a significant role in the leveraged loan market. Increasing repayments from levels seen earlier in the year allowed us to redeploy capital into higher yielding opportunities, while higher origination volume continued to have a beneficial impact on our management fees compared to the prior year and on our transaction fees quarter over quarter.

We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated, particularly in the current challenging fundraising and realization environment.
In Real Estate, industry valuations and transaction volumes remained muted due to a higher average interest rate environment, cost inflation, elevated vacancy rates, new supply dynamics, and uncertainty around future capital availability. In contrast, our Real Estate business, focused on triple net lease to primarily investment grade tenants, continued to deploy significant capital and identify opportunities to monetize assets at meaningful spreads to our entry points. Investors in our Real Estate products continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio, and we are raising capital through various new products launched in 2022.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our Financial Statements. See “Item 1A. Risk Factors —Risks Related to Macroeconomic Factors.”
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
As of December 31, 2023, assets under management related to us, our executives and other employees totaled approximately $3.1 billion (including $1.8 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $200 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

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

Management Fees
Year Ended December 31, 2023

6%
2%
92%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Year Ended December 31, 2023				Year Ended December 31, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$68,607	$48,510	$21,085	$138,202	$39,227	$39,906	$15,362	$94,495
Acquisitions	2,658	—	—	2,658	6,529	—	—	6,529
New capital raised	8,143	3,207	4,432	15,782	12,104	9,023	3,662	24,789
Change in debt	5,349	—	696	6,045	10,957	—	1,073	12,030
Distributions	(3,546)	(1,684)	(758)	(5,988)	(1,651)	(1,803)	(1,210)	(4,664)
Change in value / other	3,421	4,166	1,401	8,988	1,441	1,384	2,198	5,023
Ending Balance	$84,632	$54,199	$26,856	$165,687	$68,607	$48,510	$21,085	$138,202

Credit. The increase in AUM for the year ended December 31, 2023 was driven by the following:
•$2.7 billion of products were added in connection with the Par Four Acquisition and the CHI Acquisition that closed in August 2023 and December 2023, respectively.
•$5.1 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC, a private credit product and separately managed accounts.
•$2.4 billion new capital raised in technology lending, driven by continued private wealth fundraising in OTIC, OTF II and separately managed accounts.
•$5.3 billion of additional net debt commitments primarily in diversified lending and technology lending strategies, as we continue to opportunistically manage leverage in our BDCs.
•$3.5 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material.
•$3.4 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in AUM for the year ended December 31, 2023 was driven by the overall appreciation primarily in our GP minority stakes and professional sports minority stakes strategies of $4.2 billion and new capital raised of $3.2 billion, primarily in Blue Owl GP Stakes VI, partially offset by distributions across the platform.
Real Estate. The increase in AUM for the year ended December 31, 2023 was driven by new capital raised of $4.4 billion across various products, primarily Blue Owl Real Estate Fund VI (“OREF VI”), our triple net-lease drawdown fund, Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, and Blue Owl Real Estate Net Lease Property Fund (“ONLP”), overall appreciation across the platform of $1.4 billion and additional debt commitments of $0.7 billion, primarily related to ONLP and ORENT, partially offset by distributions of $0.8 billion primarily related to ONLP and Blue Owl Real Estate Fund V (“OREF V”).
Changes in FPAUM

	Year Ended December 31, 2023				Year Ended December 31, 2022
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$49,041	$28,772	$10,997	$88,810	$32,029	$21,212	$8,203	$61,444
Acquisitions	2,625	—	—	2,625	6,501	—	—	6,501
New capital raised / deployed (1)	5,675	2,845	3,975	12,495	12,472	9,425	3,304	25,201
Fee basis step down (1)	(71)	(339)	—	(410)	—	(1,779)	—	(1,779)
Distributions	(3,315)	(203)	(629)	(4,147)	(1,695)	(86)	(998)	(2,779)
Change in value / other	3,119	—	204	3,323	(266)	—	488	222
Ending Balance	$57,074	$31,075	$14,547	$102,696	$49,041	$28,772	$10,997	$88,810
(1)The year ended December 31, 2022 reflects a change in classification from fee basis step down to new capital raised / deployed for the fee holiday expiration in Blue Owl GP Stakes V of $2.1 billion on January 1, 2022.

Credit. The increase in FPAUM for the year ended December 31, 2023 was driven by the following:
•$2.6 billion of products were added in connection with the Par Four Acquisition and the CHI Acquisition that closed in August 2023 and December 2023, respectively.
•$3.7 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC.
•$1.8 billion new capital raised in technology lending, driven by continued private wealth fundraising in OTIC and OTF II.
•$3.3 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions from these products were not material.
•$3.1 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in FPAUM for the year ended December 31, 2023 was driven primarily by capital raised in Blue Owl GP Stakes VI.
Real Estate. The increase in FPAUM for the year ended December 31, 2023 was driven primarily by capital raised and deployment in OREF VI, ORENT and OREF V.
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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Diversified Lending (1)
Blue Owl Capital Corporation	2016	$14,836	$5,970	$5,970	$2,862	$5,999	$8,861	1.72x	1.52x	13.4%	9.8%
Blue Owl Capital Corporation II (2)	2017	$2,588	$1,294	$1,264	$417	$1,265	$1,682	NM	1.36x	NM	7.5%
Blue Owl Capital Corporation III	2020	$4,192	$1,828	$1,828	$400	$1,888	$2,288	1.31x	1.29x	13.5%	12.7%
Blue Owl Credit Income Corp. (2)	2020	$17,689	$7,979	$7,497	$788	$7,657	$8,445	NM	1.15x	NM	11.3%

Technology Lending (1)
Blue Owl Technology Finance Corp.	2018	$7,312	$3,289	$3,289	$663	$3,481	$4,144	1.39x	1.29x	12.4%	9.1%
Blue Owl Technology Finance Corp. II	2021	$6,757	$4,129	$1,728	$95	$1,783	$1,878	1.18x	1.13x	16.1%	11.0%

First Lien Lending (3)
Blue Owl First Lien Fund Levered	2018	$2,455	$1,161	$912	$279	$937	$1,216	1.41x	1.34x	11.3%	9.4%
Blue Owl First Lien Fund Unlevered	2019	$613	$356	$156	$56	$128	$184	1.23x	1.18x	6.4%	5.0%
(1)Information presented in the AUM through Total Value columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and not yet filing their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OBDC II and OCIC.
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.38x and 1.29x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.5% and 7.7%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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
GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$711	$1,284	$1,266	$723	$498	$1,221	1.11x	0.96x	2.1%	-0.6%
Blue Owl GP Stakes II	2014	$3,073	$2,153	$1,857	$703	$2,377	$3,080	1.98x	1.66x	15.0%	10.3%
Blue Owl GP Stakes III	2015	$9,540	$5,318	$3,273	$3,362	$5,101	$8,463	3.12x	2.59x	30.2%	23.5%
Blue Owl GP Stakes IV	2018	$15,027	$9,041	$5,864	$3,928	$7,262	$11,190	2.29x	1.91x	67.0%	42.8%
Blue Owl GP Stakes V	2020	$13,603	$12,852	$3,563	$1,914	$2,271	$4,185	1.36x	1.17x	36.8%	16.7%
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag and is exclusive of investments made by the related carried interest vehicles of the respective products.
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,121	$1,250	$1,260	$1,478	$510	$1,988	1.76x	1.58x	24.8%	20.3%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,767	$3,463	$3,747	$978	$3,634	$4,612	1.26x	1.23x	12.3%	10.9%
Blue Owl Real Estate Fund V (1)	2020	$3,984	$2,500	$2,504	$766	$2,456	$3,222	1.39x	1.29x	28.0%	22.4%
Blue Owl Real Estate Net Lease Trust (2)	2022	$4,396	$2,088	$2,088	$67	$2,007	$2,074	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2022	$5,271	$4,335	$438	$7	$434	$441	NM	NM	NM	NM
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(2)Information presented in the AUM through Total Value columns for this vehicle is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report.
(3)Invested capital includes investments by the general partner, capital calls, dividends reinvested, recallable capital which has been reinvested and periodic investor closes, as applicable.

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
For a discussion of our results for the year ended December 31, 2022, compared to the year ended December 31, 2021, please refer to “Blue Owl Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed February 27, 2023.
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change
Revenues
Management fees, net (includes Part I Fees of $387,346 and $233,993)	$1,527,241	$1,211,606	$315,635
Administrative, transaction and other fees	200,746	145,895	54,851
Performance revenues	3,621	12,221	(8,600)
Total Revenues, Net	1,731,608	1,369,722	361,886
Expenses
Compensation and benefits	870,642	894,686	(24,044)
Amortization of intangible assets	300,341	256,909	43,432
General, administrative and other expenses	242,809	220,610	22,199
Total Expenses	1,413,792	1,372,205	41,587
Other Loss
Net gains (losses) on investments	4,203	(132)	4,335
Interest and dividend income	22,176	4,357	17,819
Interest expense	(75,696)	(60,068)	(15,628)
Change in TRA liability	(1,656)	(11,435)	9,779
Change in warrant liability	(14,050)	34,634	(48,684)
Change in earnout liability	(6,409)	(14,488)	8,079
Total Other Loss	(71,432)	(47,132)	(24,300)
Income (Loss) Before Income Taxes	246,384	(49,615)	295,999
Income tax expense (benefit)	25,608	(9,380)	34,988
Consolidated and Combined Net Income (Loss)	220,776	(40,235)	261,011
Net (income) loss attributable to noncontrolling interests	(166,433)	30,946	(197,379)
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$54,343	$(9,289)	$63,632
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 6 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $259.9 million, including an increase in Part I Fees of $151.2 million, due to continued fundraising and deployment of capital within new and existing Credit products. The increase in Part I Fees was also driven by higher interest rates.
•GP Strategic Capital increased $13.5 million, primarily driven by continued fundraising in Blue Owl GP Stakes V.
•Real Estate increased $42.2 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT, OREF VI and OREF V.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$21.0 million increase in administrative fees, driven by a higher level of reimbursable expenses due to growth of our products and business overall.

•$17.8 million increase in fee income earned for services provided to portfolio companies reflecting an increase in average transaction size.
•$16.1 million increase in dealer manager revenues due to growth in the distribution of our retail BDCs.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased, primarily due to the following:
•$107.5 million decrease in equity-based compensation, primarily reflecting a $163.9 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the First Oak Street Earnout (as described in Note 3) in January 2023, partially offset by a $59.8 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation.
•$40.4 million decrease in acquisition-related cash compensation, primarily due to the settlement of the First Oak Street Earnout in January 2023.
•$123.9 million offsetting increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
Amortization of Intangible Assets. Amortization of intangible assets increased $61.6 million, primarily due to corporate actions taken during the first quarter of 2023, resulting in a change of the estimated useful lives of acquired trademarks. As a result of the corporate actions, the remaining unamortized balance of the trademarks of $72.4 million was expensed through June 30, 2023. This increase was partially offset by a decrease of $18.5 million related to investment management agreements that fully amortized in 2022. See Note 3 to our Financial Statements for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$23.2 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•$17.0 million increase in reimbursed expenses due to growth in our products and business overall.
•$14.0 million offsetting favorable change in expense support resulting from recoveries with certain products we manage.
•$10.5 million offsetting decrease in distribution costs, primarily related to our Credit and GP Strategic Capital products.
•The remaining net change was across various categories, driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by our $250.0 million interest-bearing revolving promissory note receivable from a product we manage that was entered into on August 8, 2022, and amended in November 2023.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding.
Change in Warrant Liability. The change in the warrant liability for the current year period was driven by the increase in the price of our Class A Shares. The change in the warrant liability in the prior year period was driven by the decrease in the price of our Class A Shares, as well as a markdown to the contractual redemption values for the Public Warrants that were redeemed in August 2022.
Income Tax Expense (Benefit)
The change in income tax expense (benefit) was due to pre-tax income in the current period as a result of the drivers discussed above. Please see Note 10 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.

Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 67% weighted average economic interest in the Blue Owl Operating Group for the year ended December 31, 2023.
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
Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP measure of our core operating performance used to make operating decisions and assess our core operating results, focusing on whether our core revenue streams, primarily consisting of management fees, are sufficient to cover our core operating expenses. FRE performance revenues refers to the GAAP performance revenues that are measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments. Management also reviews the components that comprise Fee-Related Earnings (i.e., FRE revenues and FRE expenses) on the same basis used to calculate Fee-Related Earnings, and such components are also non-GAAP measures and have been identified with the prefix “FRE” in the tables and discussion below.
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments, net losses on retirement of debt; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction Expenses are expenses incurred in connection with the Business Combination and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, DE performance revenues and related compensation, interest and dividend income, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.

Fee-Related Earnings and Distributable Earnings Summary

	Year Ended December 31,
(dollars in thousands)	2023	2022
FRE revenues	$1,660,459	$1,321,740
FRE expenses	652,052	529,318
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(10,690)	7,709
Fee-Related Earnings	$997,717	$800,131
Distributable Earnings	$927,838	$742,802
Fee-Related Earnings and Distributable Earnings increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Year Ended December 31,
(dollars in thousands)	2023	2022
Credit Platform
Diversified lending	$637,999	$480,874
Technology lending	204,680	114,876
First lien lending	18,089	16,029
Opportunistic lending	9,707	8,756
Liquid credit	27,936	19,440
Other	1,491	—
Management Fees, Net	899,902	639,975
Administrative, transaction and other fees	85,566	67,400
FRE performance revenues	1,276	—
FRE Revenues - Credit Platform	986,744	707,375

GP Strategic Capital Platform
GP minority stakes	526,502	513,613
GP debt financing	16,921	13,611
Professional sports minority stakes	2,409	1,611
Management Fees, Net	545,832	528,835
Administrative, transaction and other fees	5,244	5,097
FRE Revenues - GP Strategic Capital Platform	551,076	533,932

Real Estate Platform
Net lease	122,365	80,179
Management Fees, Net	122,365	80,179
Administrative, transaction and other fees	274	254
FRE Revenues - Real Estate Platform	122,639	80,433
Total FRE Revenues	$1,660,459	$1,321,740
FRE Management Fees. The increase in FRE management fees was primarily due to the drivers below.
•Credit FRE management fees increased $259.9 million, including an increase in Part I Fees of $151.2 million, due to continued fundraising and deployment of capital within new and existing Credit products. The increase in Part I Fees was also driven by higher interest rates.
•GP Strategic Capital FRE management fees increased $17.0 million, primarily due to continued fundraising in Blue Owl GP Stakes V.

•Real Estate FRE management fees increased $42.2 million, primarily due to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT, OREF VI and OREF V.
FRE Administrative, Transaction and Other Fees. The increase in FRE administrative, transaction and other fees was driven primarily by a $17.8 million increase in fee income earned for services provided to portfolio companies reflecting an increase in average transaction size.

	Year Ended December 31,
(dollars in thousands)	2023	2022
FRE compensation and benefits	$467,272	$361,041
FRE general, administrative and other expenses	184,780	168,277
Total FRE Expenses	$652,052	$529,318
FRE Compensation and Benefits. FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. FRE general, administrative and other expenses increased, driven by the following:
•$22.5 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•$8.1 million increase in professional fees, driven by our continued growth.
•$26.3 million offsetting decrease in distribution costs, primarily related to our Credit and GP Strategic Capital products.
•The remaining net change was across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Year Ended December 31,
(dollars in thousands)	2023	2022
GAAP Net Income (Loss) Attributable to Class A Shares	$54,343	$(9,289)
Net income (loss) attributable to noncontrolling interests	166,433	(30,946)
Income tax expense (benefit)	25,608	(9,380)
GAAP Income (Loss) Before Income Taxes	246,384	(49,615)
Net income (loss) allocated to noncontrolling interests included in Fee-Related Earnings	(10,690)	7,709
Strategic Revenue-Share Purchase consideration amortization	40,858	37,383
DE performance revenues	(2,345)	(12,221)
DE performance revenues compensation	821	4,282
Equity-based compensation - other	158,573	99,520
Equity-based compensation - acquisition related	84,543	248,455
Equity-based compensation - Business Combination grants	69,448	72,857
Acquisition-related cash earnout amortization	25,731	66,110
Capital-related compensation	5,930	4,327
Amortization of intangible assets	300,341	256,909
Transaction Expenses	13,308	9,089
Expense support	(6,617)	8,194
Net gains (losses) on investments	(4,203)	132
Change in TRA liability	1,656	11,435
Change in warrant liability	14,050	(34,634)
Change in earnout liability	6,409	14,488
Interest and dividend income	(22,176)	(4,357)
Interest expense	75,696	60,068
Fee-Related Earnings	997,717	800,131
DE performance revenues	2,345	12,221
DE performance revenues compensation	(821)	(4,282)
Interest and dividend income	22,176	4,357
Interest expense	(75,696)	(60,068)
Taxes and TRA payments	(17,883)	(9,557)
Distributable Earnings	$927,838	$742,802

	Year Ended December 31,
(dollars in thousands)	2023	2022
GAAP Revenues	$1,731,608	$1,369,722
Strategic Revenue-Share Purchase consideration amortization	40,858	37,383
DE performance revenues	(2,345)	(12,221)
Reimbursed expenses	(109,662)	(73,144)
FRE Revenues	$1,660,459	$1,321,740

	Year Ended December 31,
(dollars in thousands)	2023	2022
GAAP Compensation and Benefits	$870,642	$894,686
DE performance revenues compensation	(821)	(4,282)
Equity-based compensation - other	(158,573)	(98,798)
Equity-based compensation - acquisition related	(84,543)	(248,455)
Equity-based compensation - Business Combination grants	(69,448)	(72,857)
Acquisition-related cash earnout amortization	(25,731)	(66,110)
Capital-related compensation	(5,930)	(4,327)
Reimbursed expenses	(58,324)	(38,816)
FRE Compensation and Benefits	$467,272	$361,041

	Year Ended December 31,
(dollars in thousands)	2023	2022
GAAP General, Administrative and Other Expenses	$242,809	$220,610
Equity-based compensation - other	—	(722)
Transaction Expenses	(13,308)	(9,089)
Expense support	6,617	(8,194)
Reimbursed expenses	(51,338)	(34,328)
FRE General, Administrative and Other Expenses	$184,780	$168,277
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
We ended 2023 with $104.2 million of cash and cash equivalents and approximately $1.3 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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

Debt Obligations
As of December 31, 2023, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and collectively with the 2028 Notes, 2031 Notes and the 2032 Notes, the “Notes”). We also had $205.0 million outstanding under our Revolving Credit Facility as of December 31, 2023. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 4 to our Financial Statements for additional information regarding our debt obligations.
Tax Receivable Agreement
As discussed in Note 11 to our Financial Statements, we may in the future be required to make payments under the TRA. As of December 31, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.0 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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

Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the year ended December 31, 2023. During the year ended December 31, 2022, we repurchased 7,637,877 Class A Shares under the Programs for an aggregate amount of $78.6 million, excluding commission costs, which includes 2,000,000 shares repurchased under the 2021 Program for an aggregate amount of $24.2 million, excluding commission costs, using cash on hand. Future share repurchases may be funded using cash on hand, which would reduce amounts available for dividends and distributions, or by incurring additional debt.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the year ended December 31, 2023, 1,222,135 RSUs with a fair value of $15.5 million were withheld to satisfy tax withholding obligations.
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 to our Financial Statements) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. In April 2023, we modified our purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated and combined statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout. For details on the Oak Street Cash Earnout and Wellfleet Earnouts, see Note 3 to the Financial Statements.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the fourth quarter of 2023, we declared a dividend of $0.14 to holders of record as of the close of business on February 23, 2024, which will be paid on March 5, 2024. We set the target annual dividend for fiscal year 2024 at $0.72 per Class A Share (representing a fixed quarterly dividend of $0.18 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.
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
Adverse market conditions, including from unexpectedly high and persistent inflation, an increasing interest rate environment, geopolitical events, and the current instability experienced by some financial institutions, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products. We hold the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors.”
Cash Flows Analysis

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$949,145	$728,447	$220,698
Investing activities	(118,031)	(485,218)	367,187
Financing activities	(795,033)	(217,717)	(577,316)
Net Change in Cash and Cash Equivalents	$36,081	$25,512	$10,569
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to bonus expense, which are generally paid out during the first quarter of the year following the expense.
Net cash flows from operating activities increased from the prior year period due to higher management fees, partially offset by higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.
Included in the year ended December 31, 2023, were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023. The amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.

Investing Activities. Cash flows from investing activities for 2023 were primarily related to purchases of investments including funding of the promissory note from a product that we manage, cash outflows related to office space-related leasehold improvements, as well as cash consideration paid in connection with the Par Four Acquisition. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage. Cash flows from investing activities for 2022 were primarily attributable to investments by us into our products, cash consideration paid in connection with the Wellfleet Acquisition and cash outflows related to office space-related leasehold improvements.
Financing Activities. Cash flows from financing activities for 2023 were primarily related to distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. In addition, we had borrowings and repayment activity under our Revolving Credit Facility and the issuance of our 2028 Notes, the net proceeds of which borrowings were used to finance working capital needs and general capital purposes. Included in the year ended December 31, 2023, was a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023, as discussed above.
Cash flows from financing activities for 2022 were primarily related to distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Our cash flows from financing activities also benefited from a net increase related to the proceeds from our 2032 Notes, which were used to finance working capital needs and general capital purposes, including acquisitions, partially offset by repayments under our Revolving Credit Facility.
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
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determined the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 8 to our Financial Statements.
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

Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the adverse impacts to FPAUM and management fees and general economic conditions that require judgement in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets. We also estimate the useful lives of our finite-lived intangible assets for purposes of amortization. The useful lives are based on our judgment of the expected future economic benefits of the assets. Changes in estimated useful lives could result in significant changes to the amount of amortization expense recognized in future periods.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the year ended December 31, 2023, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors.”
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Financial Statements, including the report thereon dated February 23, 2024, of KPMG LLP, our independent registered public accounting firm (PCAOB ID 185) set forth in the F-pages of this report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included in the opinion starting on page F-2 of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

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

3.1	Certificate of Domestication of Altimar Acquisition Corporation (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 10-Q filed on May 5, 2022)
3.3	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
4.1*	Description of Securities
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

4.9	Form of 4.375% Senior Note due 2032 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022)

Exhibit Number	Description
4.10
Fourth Supplemental Indenture dated as of May 26, 2023 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings LLC, Owl Rock Capital GP Holdings LP and Dyal GP Holdings LLC, as guarantors, Blue Owl Capital Inc. solely, (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2022)

4.11	Form of 7.397% Senior Note due 2028 (incorporated by reference included within Exhibit 4.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2022)
10.1
Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 27, 2023)

10.2
Amended & Restated Investor Rights Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.3
Amended and Restated Limited Liability Company Agreement of Blue Owl Capital GP LLC (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.4
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.5
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.6*	First Amendment to the Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP, dated December 20, 2023
10.7*	First Amendment to the Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP, dated December 20, 2023
10.8+	Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.9+	Amendment No. 1 to Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.10+	Form of Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.11+	Form of RSU Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.12+	Form of RSU Award Agreement for Employees (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.13
Exchange Agreement, dated as of May 19, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.7 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.14*
Second Amended and Restated Exchange Agreement, dated as of February 21, 2024, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.16
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

10.18+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation and Marc Lipschultz (incorporated by reference to Exhibit 10.5 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.19+
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
10.21
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.22
Agreement of Purchase and Sale, dated as of September 20, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.23
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.24
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.25
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.26
Investor Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Douglas Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.27
Amended and Restated Credit Agreement, dated as of June 15, 2022, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd.(incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 15, 2022)

10.28
First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 1.1. of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 29, 2023)

10.29
Registration Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Marc Zahr and Augustus, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.30+
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Inc. and Marc Zahr (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.31+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Douglas I. Ostrover (incorporated by reference to Exhibit 10.22 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.32+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc S. Lipschultz (incorporated by reference to Exhibit 10.23 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.33+
First Amendment to Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr (incorporated by reference to Exhibit 10.24 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.34+†
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of August 7, 2023, by and between Blue Owl Capital Inc. and Michael D. Rees (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.35+†
Principals Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc. and each of Douglas Ostrover, Marc Lipschultz, Craig Packer, Alan Kirshenbaum, Marc Zahr, Michael Rees, Sean Ward, and Andrew Laurino (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.36*
Amendment No. 1 to Amended and Restated Tax Receivable Agreement, dated as of February 21, 2024, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of Blue Owl Capital Inc., adopted on October 26, 2023
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Statements of Financial Condition as of December 31, 2023 and December 31, 2022, (ii) the Consolidated and Combined Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (iii) the Consolidated and Combined Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (v) the Notes to the Consolidated and Combined Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith. This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings
†	The Company has redacted provisions or terms of this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
+	Compensatory arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas I. Ostrover	Co-Chief Executive Officer and Director	February 23, 2024
Douglas I. Ostrover	(Principal Executive Officer)

/s/ Marc S. Lipschultz	Co-Chief Executive Officer and Director	February 23, 2024
Marc S. Lipschultz	(Principal Executive Officer)

/s/ Craig W. Packer	Co-President and Director	February 23, 2024
Craig W. Packer

/s/ Michael Rees	Co-President and Director	February 23, 2024
Michael Rees

/s/ Marc Zahr	Co-President and Director	February 23, 2024
Marc Zahr

/s/ Alan Kirshenbaum	Chief Financial Officer	February 23, 2024
Alan Kirshenbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Claudia Holz	Director	February 23, 2024
Claudia Holz

/s/ Andrew S. Komaroff	Director	February 23, 2024
Andrew S. Komaroff

/s/ Stacy Polley	Director	February 23, 2024
Stacy Polley

/s/ Sean Ward	Senior Managing Director and Director	February 23, 2024
Sean Ward

/s/ Dana Weeks	Director	February 23, 2024
Dana Weeks

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Blue Owl Capital Inc.:
Opinions on the Consolidated and Combined Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated and combined statements of financial condition of Blue Owl Capital Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated and combined financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Recoverability of finite-lived intangible assets
As discussed in Notes 2 and 3 to the consolidated and combined financial statements, the Company’s finite-lived intangible assets balance of $2.1 billion, net of accumulated amortization, as of December 31, 2023, consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired client relationships. The Company tests finite-lived intangible assets for impairment if events occur, or circumstances change (i.e., a triggering event), indicating that the carrying amount of an intangible asset may not be recoverable. Management of the Company is required to make significant estimates and assumptions when evaluating finite-lived intangible assets for impairment. Management generally performs a qualitative review of factors including revenue growth projections, which are generally based on the amount of the fee-paying assets under management, and general economic conditions, that require judgement in deciding whether a quantitative analysis should be undertaken.
We identified the assessment of the recoverability of finite-lived intangible assets as a critical audit matter. Specifically, a higher degree of auditor judgment was required in evaluating the Company’s identification of whether a triggering event has occurred and whether there is an indication the carrying value of the intangible assets may not be recoverable. Changes in the assumptions related to revenue growth projections and general economic conditions could have a significant effect on the Company’s assessment of recoverability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the finite-lived intangible asset impairment assessment process, including controls related to the identification of triggering events and over the Company’s growth projections for revenue.
•We inspected management’s comparison of the initial revenue projections by year at the time of the business acquisition to current year revenue projections by year.
•We evaluated the reasonableness of the revenue growth projections of the Company by comparing the projections to historical projections and actual results as well as to stated Company growth plans by strategy.
•We evaluated the reasonableness of management’s identification of triggering events and growth projections in revenue through inquiries with management on the effects of general macroeconomic and industry conditions considered in forming the projections, reading meeting minutes, inspecting other internal documentation such as board materials and fund products’ legal agreements, and inspecting correspondence with the product teams of each revenue division.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

New York, New York
February 23, 2024

Blue Owl Capital Inc.
Consolidated and Combined Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$104,160	$68,079
Due from related parties	367,136	357,921
Investments (includes $78,779 and $16,922 at fair value and $337,595 and $315,304 of investments in the Company’s products, respectively)	344,265	317,231
Operating lease assets	281,669	224,411
Strategic Revenue-Share Purchase consideration, net	417,081	457,939
Deferred tax assets	781,694	757,234
Intangible assets, net	2,110,008	2,405,422
Goodwill	4,224,153	4,205,159
Other assets, net	187,455	99,679
Total Assets	$8,817,621	$8,893,075
Liabilities
Debt obligations, net	$1,681,241	$1,624,771
Accrued compensation	370,726	309,644
Operating lease liabilities	319,532	239,844
TRA liability (includes $116,398 and $120,587 at fair value, respectively)	879,509	820,960
Warrant liability, at fair value	22,600	8,550
Earnout liability, at fair value	92,909	172,070
Deferred tax liabilities	34,419	41,791
Accounts payable, accrued expenses and other liabilities	138,754	126,559
Total Liabilities	3,539,690	3,344,189
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 464,425,386 and 445,131,351 issued and outstanding, respectively	46	45
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 632,486,822 and 629,402,505 issued and outstanding, respectively	63	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 317,089,623 and 319,132,127 issued and outstanding, respectively	32	32
Additional paid-in capital	2,410,982	2,293,903
Accumulated deficit	(882,884)	(689,345)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,528,239	1,604,698
Stockholders’ equity attributable to noncontrolling interests	3,749,692	3,944,188
Total Stockholders’ Equity	5,277,931	5,548,886
Total Liabilities and Stockholders’ Equity	$8,817,621	$8,893,075
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Management fees, net (includes Part I Fees of 387,346, $233,993 and $150,370 respectively)	$1,527,241	$1,211,606	$667,935
Administrative, transaction and other fees	200,746	145,895	150,037
Performance revenues	3,621	12,221	5,906
Total Revenues, Net	1,731,608	1,369,722	823,878
Expenses
Compensation and benefits	870,642	894,686	1,496,988
Amortization of intangible assets	300,341	256,909	113,889
General, administrative and other expenses	242,809	220,610	140,268
Total Expenses	1,413,792	1,372,205	1,751,145
Other Loss
Net gains (losses) on investments	4,203	(132)	(3,526)
Net losses on retirement of debt	—	—	(17,636)
Interest and dividend income	22,176	4,357	387
Interest expense	(75,696)	(60,068)	(27,662)
Change in TRA liability	(1,656)	(11,435)	(13,848)
Change in warrant liability	(14,050)	34,634	(43,670)
Change in earnout liability	(6,409)	(14,488)	(834,255)
Total Other Loss	(71,432)	(47,132)	(940,210)
Income (Loss) Before Income Taxes	246,384	(49,615)	(1,867,477)
Income tax expense (benefit)	25,608	(9,380)	(65,211)
Consolidated and Combined Net Income (Loss)	220,776	(40,235)	(1,802,266)
Net (income) loss attributable to noncontrolling interests	(166,433)	30,946	1,426,095
Net Income (Loss) Attributable to Blue Owl Capital Inc. (After May 19, 2021) / Owl Rock (Prior to May 19, 2021).	$54,343	$(9,289)	$(376,171)

			May 19, 2021 through December 31, 2021

Net Income (Loss) Attributable to Class A Shares	$54,343	$(9,289)	$(450,430)
Earnings (Loss) per Class A Share
Basic	$0.12	$(0.02)	$(1.27)
Diluted	$0.10	$(0.02)	$(1.34)
Weighted-Average Class A Shares
Basic(1)	463,233,832	433,431,256	354,949,067
Diluted	478,008,915	433,431,256	1,315,186,416

(1)Included in the weighted-average Class A Shares outstanding were RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 13.
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Members’ Deficit Prior to the Business Combination
Beginning balance	$—	$—	$(507,687)
Distributions	—	—	(103,143)
Comprehensive income (loss) prior to the Business Combination Date	—	—	74,259
Transfer of predecessor members’ deficit to additional paid-in capital and noncontrolling interests	—	—	536,571
Ending Balance	$—	$—	$—

Class A Shares Par Value
Beginning balance	$45	$40	$—
Impact of the Business Combination	—	—	32
Share issuance in connection with Strategic Revenue-Share Purchase	—	—	3
Settlement of Earnout Securities	—	—	1
Class C Shares and Common Units exchanged for Class A Shares	1	5	4
Ending Balance	$46	$45	$40

Class C Shares Par Value
Beginning balance	$63	$67	$—
Impact of the Business Combination	—	—	63
Settlement of Earnout Securities	—	—	6
Class C Shares and Common Units exchanged for Class A Shares	(1)	(4)	(4)
Class C Shares issued as consideration related to the Oak Street Acquisition	1	—	2
Ending Balance	$63	$63	$67

Class D Shares Par Value
Beginning balance	$32	$32	$—
Impact of the Business Combination	—	—	29
Settlement of Earnout Securities	—	—	3
Ending Balance	$32	$32	$32

Class E Shares Par Value
Beginning balance	$—	$—	$—
Impact of the Business Combination	—	—	1
Settlement of Earnout Securities	—	—	(1)
Ending Balance	$—	$—	$—

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Additional Paid-in Capital
Beginning balance	$2,293,903	$2,160,934	$—
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	—	(138,133)
Cash proceeds from the Business Combination	—	—	1,738,478
Offering costs related to the Business Combination	—	—	(126,309)
Allocation of cash proceeds to warrant liability	—	—	(25,128)
Allocation to earnout liability for Class E Shares issued in connection with the Business Combination	—	—	(83,949)
Deferred taxes recognized in the Business Combination	—	—	504,551
TRA liability recognized in the Business Combination	—	—	(359,388)
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	(325,222)
Equity classified contingent consideration in connection with Wellfleet Acquisition	(969)	969	—
Deferred taxes on capital transactions	36,133	104,858	164,741
TRA liability on capital transactions	(56,892)	(138,851)	(195,795)
Exercise of warrants	—	25,765	2
Equity-based compensation	16,422	11,820	331,926
Settlement of Earnout Securities	—	—	198,704
Acquisition of noncontrolling interests	—	—	(74,684)
Share issuance in connection with Strategic Revenue-Share Purchase	—	—	455,020
Offering costs related to share issuance in connection with Strategic Revenue-Share Purchase	—	—	(687)
Withholding taxes on vested RSUs	(5,074)	(773)	—
Class A Share repurchases	—	(78,789)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	127,459	207,970	96,807
Ending Balance	$2,410,982	$2,293,903	$2,160,934

Accumulated Deficit
Beginning balance	$(689,345)	$(497,506)	$—
Cash dividends declared on Class A Shares	(247,882)	(182,550)	(47,076)
Comprehensive income (loss)	54,343	(9,289)	(450,430)
Ending Balance	$(882,884)	$(689,345)	$(497,506)
Total Stockholders' Equity Attributable to Blue Owl Capital Inc.	$1,528,239	$1,604,698	$1,663,567

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,944,188	$4,184,003	$6,526
Transfer of predecessor Owl Rock members’ deficit to additional paid-in capital and noncontrolling interests	—	—	(398,438)
Common Units issued as consideration related to the Dyal Acquisition	—	—	4,285,359
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	—	(491,956)
Allocation to earnout liability for Seller Earnout Units issued in the Business Combination	—	—	(160,540)
Reallocation between additional paid-in capital and noncontrolling interests related to the Business Combination	—	—	325,222
Common Units issued as consideration related to the Oak Street Acquisition	—	—	329,767
Equity-based compensation	273,521	393,191	1,026,020
Settlement of Earnout Securities	—	—	1,126,828
Acquisition of noncontrolling interests	—	—	(222,370)
Contributions	49,627	32,721	15,734
Distributions	(546,242)	(425,164)	(135,244)
Withholding taxes on vested RSUs	(10,376)	(1,647)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(127,459)	(207,970)	(96,810)
Comprehensive income (loss)	166,433	(30,946)	(1,426,095)
Ending Balance	$3,749,692	$3,944,188	$4,184,003
Total Stockholders' Equity	$5,277,931	$5,548,886	$5,847,570

Blue Owl Capital Inc.
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Cash Dividends Paid per Class A Share	$0.55	$0.43	$0.13

Number of Class A Shares
Beginning balance	445,131,351	404,919,411	—
Impact of the Business Combination	—	—	320,005,258
Share issuance in connection with Strategic Revenue-Share Purchase	—	—	29,701,013
Class A Share repurchases	—	(7,637,877)	—
Shares delivered on vested RSUs	1,310,137	329,768	—
Settlement of Earnout Securities	—	—	14,990,864
Class C Shares and Common Units exchanged for Class A Shares	17,983,898	45,363,695	40,222,143
Exercise of warrants	—	2,156,354	133
Ending Balance	464,425,386	445,131,351	404,919,411

Number of Class C Shares
Beginning balance	629,402,505	674,766,200	—
Impact of the Business Combination	—	—	628,380,707
Settlement of Earnout Securities	—	—	60,533,306
Class C Shares and Common Units exchanged for Class A Shares	(17,983,898)	(45,363,695)	(40,222,143)
Common Units issued as consideration for Oak Street Acquisition	—	—	26,074,330
Shares delivered on vested Common Units	5,988,546	—	—
Class D Shares exchanged for Class C Shares	2,042,504	—	—
Settlement of Oak Street Earnout Units	13,037,165	—	—
Ending Balance	632,486,822	629,402,505	674,766,200

Number of Class D Shares
Beginning balance	319,132,127	319,132,127	—
Class D Shares exchanged for Class C Shares	(2,042,504)	—	—
Impact of the Business Combination	—	—	294,656,373
Settlement of Earnout Securities	—	—	24,475,754
Ending Balance	317,089,623	319,132,127	319,132,127

Number of Class E Shares
Beginning balance	—	—	—
Impact of the Business Combination	—	—	14,990,864
Settlement of Earnout Securities	—	—	(14,990,864)
Ending Balance	—	—	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Consolidated and combined net income (loss)	$220,776	$(40,235)	$(1,802,266)
Adjustments to reconcile consolidated and combined net income (loss) to net cash from operating activities:
Amortization of intangible assets	300,341	256,909	113,889
Equity-based compensation	312,564	420,832	1,205,336
Depreciation and amortization of fixed assets	10,226	2,304	665
Amortization of debt discounts and deferred financing costs	4,987	4,381	1,868
Amortization of investment discounts and premiums	—	6	1,692
Non-cash lease expense	22,893	12,983	1,974
Payment of earnout liability in excess of acquisition-date fair value	(7,406)	—	—
Net losses on retirement of debt	—	—	17,636
Net gains on investments, net of dividends	(4,203)	132	3,583
Change in TRA liability	1,656	11,435	13,848
Change in warrant liability	14,050	(34,634)	43,670
Change in earnout liability	6,409	14,488	834,255
Deferred income taxes	4,204	(23,947)	(66,138)
Changes in operating assets and liabilities:
Due from related parties	(8,747)	(128,034)	(105,376)
Strategic Revenue-Share Purchase consideration	40,858	37,383	(40,997)
Other assets, net	(15,491)	(1,779)	(2,095)
Accrued compensation	41,349	138,217	92,742
Accounts payable, accrued expenses and other liabilities	4,679	58,006	(32,628)
Net Cash Provided by Operating Activities	949,145	728,447	281,658

Cash Flows from Investing Activities
Purchases of fixed assets	(67,905)	(65,539)	(5,261)
Purchases of investments	(85,942)	(309,103)	(328,797)
Proceeds from investment sales and maturities	62,081	3,878	314,052
Cash consideration paid for acquisitions, net of cash consideration received	(26,265)	(114,454)	(1,578,866)
Net Cash Used in Investing Activities	(118,031)	(485,218)	(1,598,872)

Blue Owl Capital Inc.
Consolidated and Combined Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities
Cash proceeds from the Business Combination	—	—	1,738,603
Offering costs related to the Business Combination	—	—	(126,309)
Acquisition of noncontrolling interests in the Blue Owl Operating Group in connection with the Business Combination	—	—	(491,956)
Acquisition of noncontrolling interests	—	—	(297,054)
Proceeds from debt obligations	1,054,800	775,060	1,390,296
Debt issuance costs	(6,254)	(8,487)	(17,864)
Repayments of debt obligations, including retirement costs	(1,000,000)	(323,000)	(577,835)
Payment of earnout liability up to acquisition-date fair value	(79,134)	—	—
Equity-classified awards settled in cash	(3,186)	—	—
Withholding taxes on vested RSUs	(15,450)	(2,420)	—
Dividends paid on Class A Shares	(247,882)	(182,550)	(47,076)
Proceeds from exercise of warrants	—	151	—
Class A Share repurchases	—	(78,789)	—
Distributions to members prior to the Business Combination	—	—	(103,144)
Contributions from noncontrolling interests	48,315	27,482	15,734
Distributions to noncontrolling interests	(546,242)	(425,164)	(135,244)
Net Cash (Used in) Provided by Financing Activities	(795,033)	(217,717)	1,348,151
Net Increase in Cash and Cash Equivalents	36,081	25,512	30,937
Cash and cash equivalents, beginning of period	68,079	42,567	11,630
Cash and Cash Equivalents, End of Period	$104,160	$68,079	$42,567
Supplemental Information
Cash paid for interest	$71,593	$47,726	$25,009
Cash paid for income taxes	$14,249	$4,784	$4,353
The accompanying notes are an integral part of these consolidated and combined financial statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023

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
Business Combination, Including Dyal Acquisition
The Registrant was initially incorporated in the Cayman Islands as Altimar Acquisition Corporation (“Altimar”), a special purpose acquisition company. Pursuant to the Business Combination Agreement dated December 23, 2020, as amended, modified, supplemented or waived from time to time (the “Business Combination Agreement”), on May 19, 2021 (“Business Combination Date”), (i) Altimar was redomiciled as a Delaware corporation and changed its name to Blue Owl Capital Inc., (ii) Altimar merged with the combined businesses of Blue Owl Capital Group LLC (formerly, Owl Rock Capital Group LLC) and Blue Owl Securities LLC (formerly, Owl Rock Securities LLC) (“Owl Rock”) (the “Altimar Merger”) and (iii) the Company acquired Dyal Capital Partners (“Dyal Capital”), a former division of Neuberger Berman Group LLC (the “Dyal Acquisition”) (collectively with the Altimar Merger, the “Business Combination”). As further discussed in Note 2, for both the Altimar Merger and the Dyal Acquisition, Owl Rock was deemed to be the acquirer for accounting purposes. Therefore, the predecessor to Blue Owl is “Owl Rock,” a combined carve-out of Owl Rock Capital Group LLC and Blue Owl Securities LLC (“Securities”).
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Blue Owl Real Estate Capital, LLC (f/k/a Oak Street Real Estate Capital, LLC, “Oak Street”) and its advisory business (the “Oak Street Acquisition”).
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Blue Owl Liquid Credit Partners (f/k/a Wellfleet Credit Partners, LLC “Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition”).
Par Four Acquisition
On August 15, 2023, the Company acquired the rights to certain CLO management agreements, related assets and personnel from Par Four CLO Management LLC (“Par Four”) (the “Par Four Acquisition”).

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
CHI Acquisition
On December 1, 2023, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Cowen Healthcare Investments (“CHI”) (the “CHI Acquisition,” and collectively with the Dyal Acquisition, Oak Street Acquisition, Wellfleet Acquisition, and Par Four Acquisition, the “Acquisitions”).
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of December 31, 2023:

December 31, 2023
Class A Shares	464,425,386
Class C Shares	632,486,822
Class D Shares	317,089,623
RSUs	30,874,272
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of December 31, 2023, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares. Prior to April 2022, the Low-Vote Shares represented 10% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of December 31, 2023, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares. Prior to April 2022, the High-Vote Shares represented 90% of the total voting power of all shares. No Class B Shares have been issued from inception through December 31, 2023. As of December 31, 2023 and 2022, 350,000,000 Class B shares, par value $0.0001 per share, are authorized, and none are issued or outstanding. Common Units (as defined below) held by certain senior members of management (“Principals”) are exchangeable on a one-for-one basis for Class B Shares.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 8 for additional information.
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
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of December 31, 2023, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	December 31, 2023
GP Units	464,425,386
Common Units	949,576,445
Incentive Units	33,196,159
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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

	Year Ended December 31,
	2023	2022	2021
Number of shares purchased pursuant to the Programs	—	7,637,877	—
Number of RSUs withheld to satisfy tax withholding obligations	1,222,135	194,355	—
Number of warrants cancelled upon redemption, net of shares issued	—	7,002,894	—
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Acquisitions-Related Earnouts
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units (“Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events are based on achieving a certain level of quarterly management fee revenues from the Company’s Real Estate products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout. See Note 3 for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
During the fourth quarter of 2023, the Company renamed realized performance income to performance revenues on its consolidated and combined statements of operations.
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
Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered to be variable interests. The Company factors in all economic interests, including proportionate interests held through related parties, to determine if fees are variable interests. The Company’s interests in the products it manages are primarily in the form of management fees, performance revenues, and insignificant direct or indirect equity interests, and therefore does not have variable interests in such entities.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Investments in loans are accounted for at amortized cost, net of an allowance for current expected credit losses. The estimate of expected credit losses considers current conditions and reasonable and supportable forecasts. As of December 31, 2023, and December 31, 2022, the estimates of current expected credit losses were not material.
For certain debt and equity investments in the Company’s products, the Company has elected the fair value option in order to simplify the accounting for these instruments, and therefore changes in unrealized gains or losses are included in current-period earnings. Such elections are irrevocable and are applied on an investment-by-investment basis at initial recognition.
Realized and changes in unrealized gains (losses) on investments are included within net gains (losses) on investments in the consolidated and combined statements of operations. See Note 9 for additional information.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Strategic Revenue-Share Purchase Consideration
On September 20, 2021, the Company entered into certain Agreements of Purchase and Sale (the “Strategic Revenue-Share Purchase”), whereby certain fund investors relinquished their rights to receive management fee shares with respect to certain existing and future GP Strategic Capital products. In exchange for the foregoing, the Company issued 29,701,013 Class A Shares with a fair value of $455.0 million and paid cash of $50.2 million (net of previously accrued management fee shares payable and other receivable) to such fund investors.
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and therefore determined that the consideration paid to the customers represents a reduction of the transaction price (i.e., a reduction to revenue). Accordingly, the total consideration paid was recorded within Strategic Revenue-Share Purchase consideration in the Company’s consolidated and combined statements of financial condition and is being amortized as a reduction of management fees, net in the Company’s consolidated and combined statements of operations. See Note 6 for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
The Company tests finite-lived intangible assets for impairment by performing a qualitative review of factors including growth projections for fee-paying assets under management, revenue, and general economic conditions, that require judgement in deciding whether there is an indication that the carrying amount of intangible assets may not be recoverable. If an indication exists a quantitative analysis would be undertaken. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings. No impairments have been recognized to-date on the Company’s acquired intangible assets.
Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment. If, after assessing qualitative factors such as management fees, FPAUM and other general economic conditions, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. No impairments have been recognized to-date on the Company’s goodwill.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Earnout Liability, at Fair Value
As of December 31, 2023 and 2022, the earnout liability is comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts (collectively, the “Earnouts”). The Earnouts represent contingent consideration on the Oak Street and Wellfleet Acquisitions and are recorded at fair value until the contingencies have been resolved, with changes in fair value included within change in earnout liability in the Company’s consolidated and combined statements of operations. Once recognized, earnout liabilities are not derecognized until the contingencies are resolved and the consideration is paid or becomes payable. Earnout liabilities may expire and upon expiration, the consideration would not be paid or payable. See Note 3 for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Revenue Recognition
Revenues consist of management fees; administrative, transaction and other fees; and performance revenues. The Company recognizes revenues when such amounts are probable that a significant reversal would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer. In the event that payments made to the Company’s customers or customers-of-customers, such as certain revenue sharing arrangements, are generally viewed as a reduction of the transaction price and therefore reduce management fees from such customers. See Note 6 for additional information.
Management Fees, Net
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits continuously over time. Payment terms and fee rates of management fees vary by product but are generally collected on a quarterly basis and are not subject to clawback.
Management fees for the Company’s business development company (“BDC”) products are typically based on a percentage of average fair value of gross assets excluding cash or net asset value. For certain BDCs, the management fee base may also include uncalled capital commitments. For the Company’s other Credit products, management fees are typically based on gross or net asset value or investment cost, and also may include uncalled capital.
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
Management fees for the Company’s GP minority stakes strategy are generally based on a percentage of capital committed during the investment period, and thereafter generally based on the cost of unrealized investments. For the other GP Strategic Capital strategies, management fees are generally determined based on a percentage of investment cost.

Management fees for the Company’s net lease strategy are generally based on either a percentage of capital committed and/or called during the investment period, and thereafter generally based on the cost of unrealized investments, or net asset value.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Performance Revenues
The Company is entitled to receive certain performance revenues in the form of performance fees and carried interest from the products that it manages. Performance revenues are based on the product investment performance generated over time, subject to the achievement of minimum return levels in certain products. Performance revenues from the Company’s BDCs and certain other products are realized at the end of a measurement period, typically quarterly or annually. Once realized, such performance revenues are no longer subject to reversal.
For certain non-BDC Credit and Real Estate products, and substantially all of the GP Strategic Capital products, performance revenues are in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally, carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s Financial Statements.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Income Taxes
Substantially all of the earnings of the Blue Owl Operating Group are subject to New York City and Connecticut unincorporated business tax (“UBT”) and additionally, the portion of earnings allocable to the Registrant is subject to corporate tax rates at the U.S. federal and state and local levels. The Company is also subject to income tax in certain foreign jurisdictions in which it conducts business.
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
New Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were not applicable, not expected to have a material impact on the Company’s Financial Statements when adopted or did not have a significant impact on the Company’s Financial Statements upon adoption.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The guidance requires incremental disclosures related to a public entity's reportable segment disclosure requirements. The amendments are as follows:
•Introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”).
•Extend certain annual disclosures to interim periods.
•Clarify single reportable segment entities must apply ASC 280 in its entirety.
•Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
•Permit more than one measure of segment profit or loss to be reported under certain conditions.
The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments.
Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements.

		The Company plans to adopt the ASU beginning with the 2024 Form 10-K.	The Company is currently evaluating the impact of the required disclosures for entities with a single reportable segment, as well as the nature of other new quantitative and qualitative disclosures in the ASU.
ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhances income tax disclosures for public business entities by requiring entities to disclose:
•A tabular rate reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction.
•Income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, and amounts paid to an individual jurisdictions when 5% or more of the total income taxes paid.
The ASU also includes other amendments, such as replacing the term ‘public entity’ with ‘public business entity’ and the removal of certain disclosures.
For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted.

		The Company plans to adopt the ASU beginning with the 2025 Form 10-K.	The guidance will result in enhanced disclosures that will improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Dyal Capital’s results are included in the Company’s consolidated results starting from the Closing Date. For the year ended December 31, 2021, the Company’s consolidated results included $252.9 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Dyal Acquisition to GAAP consolidated net income is not tracked on a standalone basis. During the year ended December 31, 2021, the Company incurred $166.7 million of acquisition-related costs, of which $40.4 million was expensed and included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations and the remaining $126.3 million was netted against consideration.
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
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $540.0 million of the goodwill and intangible assets recognized were expected to be deductible by the Blue Owl Operating Partnerships for tax purposes. During the year ended December 31, 2022, the provisional amount for working capital was

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
adjusted during the measurement period resulting in a $1.1 million increase to the carrying amount of goodwill. Subsequent to the measurement period during the fourth quarter of 2023, as a result of classification of assets held for sale the associated goodwill balance was reduced by $0.8 million.
The acquired investment management agreements, investor relationships and trademarks had weighted-average amortization periods from the date of acquisition of 11.6 years, 13.0 years and 7.0 years, respectively.
For the year ended December 31, 2021, Oak Street’s results were not material to the Company’s consolidated results, as the transaction closed on December 29, 2021. For the year ended December 31, 2021, the Company incurred $5.8 million of acquisition-related costs, which amount was included in general, administrative and other expenses in the Company’s consolidated and combined statements of operations.
Oak Street Earnouts
The table below summarizes the Oak Street Earnouts and their respective Oak Street Triggering Events. The Oak Street Triggering Events are subject to meeting a minimum level of quarterly management fees from the Company’s Real Estate products and the triggering event for the second tranche may not occur in the same quarter as the first tranche. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023

(dollars in thousands)
Wellfleet Earnouts	Trigger Date	Cash	# of Shares to be Cash Settled
Contingent consideration:
First Wellfleet Earnout	4/1/2023	$5,000	26,131
Second Wellfleet Earnout	4/1/2024	5,000	26,131
Third Wellfleet Earnout	4/1/2025	5,000	26,131

Compensation:
First Wellfleet Earnout	4/1/2023		287,425
Second Wellfleet Earnout	4/1/2024		287,425
Third Wellfleet Earnout	4/1/2025		287,425
Total		$15,000	940,668
Par Four Acquisition
The following table presents the consideration, net identifiable assets acquired and goodwill related to the Par Four Acquisition:

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
Par Four’s results included in the Company’s consolidated results starting from the date the acquisition closed, August 15, 2023, and such amounts are not material to the Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
CHI Acquisition
The following table presents the consideration, net identifiable assets acquired and bargain purchase gain related to the CHI Acquisition:

(dollars in thousands)
Consideration
Cash Consideration	$20

Net Identifiable Assets Acquired
Assets acquired:
Investments	$20
Intangible assets:
Investment management agreements	5,200
Investor relationships	800
Other assets, net	1,791
Total assets acquired	7,811
Liabilities assumed:
Accrued expenses	300
Deferred revenue	1,491
Total liabilities assumed	1,791
Net Identifiable Assets Acquired	$6,020
Bargain Purchase Gain	$(6,000)
The acquired investment management agreements and investor relationships had weighted amortization periods from the date of acquisition of 3.2 years and 0.7 years, respectively. The bargain purchase gain, which resulted primarily from the fair value of the identifiable intangible assets that we acquired exceeding the purchase consideration, is included within net gains (losses) on investments on the Company’s consolidated and combined statements of operations.
CHI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, December 1, 2023, and such amounts are not material to the Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	December 31, 2023	December 31, 2022	Remaining Weighted-Average Amortization Period as of December 31, 2023
Intangible assets, gross:
Investment management agreements(1)	$2,224,420	$2,222,320	11.7 years
Investor relationships	460,300	459,500	8.7 years
Trademarks(2)	94,400	94,400	0.0 years
Total intangible assets, gross	2,779,120	2,776,220

Accumulated amortization:
Investment management agreements(1)	(471,104)	(290,816)
Investor relationships	(103,608)	(60,630)
Trademarks	(94,400)	(19,352)
Total accumulated amortization	(669,112)	(370,798)
Total Intangible Assets, Net	$2,110,008	$2,405,422

(1)As a result of classification of certain assets held for sale during the fourth quarter of 2023, the associated intangible assets balance and accumulated amortization related to the investment management agreements were reduced by $7.1 million and $2.0 million, respectively, and the Company recognized a $4.9 million loss (net of estimated selling costs), which is included within net gains (losses) on investments on the Company’s consolidated and combined statements of operations. The transaction closed in January 2024.
(2)As a result of certain corporate actions taken during the first quarter of 2023, the estimated useful lives of acquired trademarks were updated. The remaining unamortized balances were expensed as of June 30, 2023.
The following table presents expected future amortization of finite-lived intangible assets as of December 31, 2023:

(dollars in thousands)
Period	Amortization
2024	$226,013
2025	221,252
2026	207,408
2027	193,109
2028	189,458
Thereafter	1,072,768
Total	$2,110,008

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Pro Forma Financial Information
Unaudited pro forma revenues were $1.4 billion and $1.0 billion for the years ended December 31, 2022 and 2021, respectively. Unaudited pro forma net loss allocated to Class A Stockholders was $(9.5) million and $(198.2) million for the years ended December 31, 2022 and 2021, respectively. This proforma financial information was computed by combining the historical financial information of the Company, including Owl Rock and Altimar for periods prior to the Business Combination, and Dyal Capital and Oak Street as though these acquisitions were consummated on January 1, 2020, and as if the Wellfleet Acquisition was consummated on January 1, 2021. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	December 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,390
2031 Notes	6/10/2031	700,000	700,000	—	687,163
2032 Notes	2/15/2032	400,000	400,000	—	392,766
2051 Notes	10/7/2051	350,000	350,000	—	337,922
Revolving Credit Facility	6/29/2028	1,550,000	205,000	1,338,300	205,000
Total		$3,059,800	$1,714,800	$1,338,300	$1,681,241

	December 31, 2022
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2031 Notes	6/10/2031	$700,000	$700,000	$—	$685,474
2032 Notes	2/15/2032	400,000	400,000	—	391,819
2051 Notes	10/7/2051	350,000	350,000	—	337,478
Revolving Credit Facility	6/15/2027	1,115,000	210,000	899,876	210,000
Total		$2,565,000	$1,660,000	$899,876	$1,624,771
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. The borrowing rates for balances outstanding under the Revolving Credit Facility as of December 31, 2023 and December 31, 2022, were 6.96% and 6.02%, respectively.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Year Ended December 31,
Lease Cost	2023	2022
Operating lease cost	$37,673	$19,168
Short term lease cost	232	1,524
Net Lease Cost	$37,905	$20,692

(dollars in thousands)	Year Ended December 31,
Supplemental Lease Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,012	$7,709

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$95,953	$156,778

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	12.5 years	13.0 years

Weighted-average discount rate:
Operating leases	5.4%	4.0%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
2024	$9,491
2025	35,763
2026	38,895
2027	37,657
2028	38,564
Thereafter	301,732
Total Lease Payments	462,102
Imputed interest	(142,570)
Total Lease Liabilities	$319,532

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $36.2 million related to leases that have not commenced that were entered into as of December 31, 2023. Such lease payments are not included in the table above or the Company’s consolidated and combined statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in 2024 and continue for approximately 14.0 years.
6. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Credit Platform
Diversified lending	$637,999	$480,874	$348,363
Technology lending	204,680	114,876	66,089
First lien lending	18,089	16,029	15,185
Opportunistic lending	9,707	8,756	3,993
Liquid credit	27,936	19,440	—
Other	1,491	—	—
Management Fees, Net	899,902	639,975	433,630
Administrative, transaction and other fees	154,537	112,003	131,461
Performance revenues	1,276	—	5,906
Total GAAP Revenues - Credit Platform	1,055,715	751,978	570,997

GP Strategic Capital Platform
GP minority stakes	526,502	513,613	233,505
GP debt financing	16,921	13,611	10,215
Professional sports minority stakes	2,409	1,611	477
Strategic Revenue-Share Purchase consideration amortization	(40,858)	(37,383)	(9,892)
Management Fees, Net	504,974	491,452	234,305
Administrative, transaction and other fees	31,822	26,986	18,576
Total GAAP Revenues - GP Strategic Capital Platform	536,796	518,438	252,881

Real Estate Platform
Net lease	122,365	80,179	—
Management Fees, Net	122,365	80,179	—
Administrative, transaction and other fees	14,387	6,906	—
Performance revenues	2,345	12,221	—
Total GAAP Revenues - Real Estate Platform	139,097	99,306	—
Total GAAP Revenues	$1,731,608	$1,369,722	$823,878

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
The table below presents the beginning and ending balances of the Company’s management fees, performance revenues and administrative, transaction and other fees receivable and unearned management fees. Substantially all of the amounts receivable are collected during the following quarter. A liability for unearned management fees is generally recognized when management fees are paid to the Company in advance. The entire change in unearned management fees shown below relates to amounts recognized as revenues in the current year period. Management fees, performance revenues and administrative, transaction and other fees receivable are included within due from related parties and unearned management fees are included within accounts payable, accrued expenses and other liabilities in the Company’s consolidated and combined statements of financial condition.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Management Fees Receivable
Beginning balance	$262,059	$168,057
Ending balance	$243,203	$262,059

Administrative, Transaction and Other Fees Receivable
Beginning balance	$44,060	$19,535
Ending balance	$42,059	$44,060

Performance Revenues Receivable
Beginning balance	$1,132	$10,496
Ending balance	$2,975	$1,132

Unearned Management Fees
Beginning balance	$9,389	$10,299
Ending balance	$9,398	$9,389
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

	Year Ended December 31,
(dollars in thousands)	2023	2022
Beginning Balance	$457,939	$495,322
Amortization	(40,858)	(37,383)
Ending Balance	$417,081	$457,939

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
7. OTHER ASSETS, NET

(dollars in thousands)	December 31, 2023	December 31, 2022
Fixed assets, net:
Leasehold improvements	$127,612	$61,741
Furniture and fixtures	13,823	10,922
Computer hardware and software	8,328	3,171
Accumulated depreciation and amortization	(14,870)	(4,644)
Fixed assets, net	134,893	71,190
Receivables	15,853	11,935
Prepaid expenses	7,212	6,099
Unamortized debt issuance costs on revolving credit facilities	9,265	6,328
Other assets	20,232	4,127
Total	$187,455	$99,679
8. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan, as amended (“2021 Equity Incentive Plan”). Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant. The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 19,734,378 remain available as of December 31, 2023. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Acquisition related
Common Units issued in connection with the Business Combination	$—	$—	$1,121,139
Seller Earnout Units issued in connection with the Business Combination	—	—	63,031
Oak Street Earnout Units	80,575	245,987	—
Wellfleet Earnout Shares	3,968	2,468	—
Total acquisition related	84,543	248,455	1,184,170
Incentive Units	175,114	137,129	14,535
RSUs	52,907	35,248	6,631
Equity-Based Compensation Expense	$312,564	$420,832	$1,205,336
Corresponding tax benefit	$951	$588	$123

Fair value of RSUs settled in Class A Shares	$16,634	$4,096	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$15,450	$2,420	$—

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
The table below presents activity related to the Company’s unvested equity-based compensation awards for the year ended December 31, 2023.

	Incentive Units		RSUs		Oak Street Earnout Units		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2022	25,161,612	$13.45	15,546,806	$12.44	26,074,330	$12.53	862,275	$11.44
Granted	8,525,804	11.27	7,629,771	12.01	—	—	—	—
Vested	(8,138,244)	11.49	(3,852,601)	13.49	(13,037,165)	12.69	(287,425)	11.44
Forfeited	(100,000)	14.02	(543,359)	12.37	—	—	—	—
December 31, 2023	25,449,172	$13.34	18,780,617	$12.05	13,037,165	$12.37	574,850	$11.44
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
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount ranging from 6.0% - 8.5% during 2023, 13% - 18% during 2022 and 11% - 12% during 2021 for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of Incentive Units granted during the years ended December 31, 2023, 2022 and 2021 was $11.27, $9.93 and $13.87, respectively. The aggregate fair value of Incentive Units that vested during the years ended December 31, 2023, 2022 and 2021 was $100.1 million, $63.0 million and $2.4 million, respectively. As of December 31, 2023, unamortized expense related to Incentive Units was $191.6 million, with a weighted-average amortization period of 2.8 years.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Other RSUs
The grant date fair value of other RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a discount ranging from 6% - 8.5% during 2023, 13% - 14% during 2022 and 11% - 12% during 2021 for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of other RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $12.01, $10.43 and $13.92, respectively. The aggregate fair value of other RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $44.5 million, $4.0 million and $27.5 million, respectively, which amounts are inclusive of RSUs that vested and have not yet been settled in Class A Shares. As of December 31, 2023, unamortized expense related to RSUs was $158.9 million, with a weighted-average amortization period of 2.9 years.
Oak Street Earnout Units
The grant date fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2.0 years. The weighted-average grant date fair value of Oak Street Earnout Units granted during the year ended December 31, 2021 was $12.53. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout.
Wellfleet Earnout Shares
The grant date fair value of the Wellfleet Earnout Shares treated as compensation was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period. The weighted-average grant date fair value of the Wellfleet Earnout Shares granted during the year ended December 31, 2022 was $11.44.
In April 2023, the Company modified its purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As a result of the modification, the Second and Third Wellfleet Earnout Shares were changed from equity-classified to liability-classified on the modification date with the liability recorded at fair value at each reporting period, with the related expense subject to a floor equal to the original grant date fair value. The First Wellfleet Earnout vested and was cash settled in April 2023 and such settlement was treated as a cash settlement of an equity-classified arrangement.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
9. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	December 31, 2023	December 31, 2022
Loans, at amortized cost (includes $207,500 and $252,225 of investments in the Company’s products, respectively)	$214,170	$254,152
Equity investments in the Company's products, equity method	51,316	46,157
Equity investments in the Company's products, at fair value	76,258	14,079
Investments in the Company's CLOs, at fair value	2,521	2,843
Total	$344,265	$317,231
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$76,258	$—	$76,258
CLOs	—	—	2,521	2,521
Total Assets, at Fair Value	$—	$76,258	$2,521	$78,779

Liabilities, at Fair Value
TRA liability	$—	$—	$116,398	$116,398
Warrant liability	—	—	22,600	22,600
Earnout liability	—	790	92,119	92,909
Total Liabilities, at Fair Value	$—	$790	$231,117	$231,907

	December 31, 2022
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company's products	$—	$14,079	$—	$14,079
CLOs	—	—	2,843	2,843
Total Assets, at Fair Value	$—	$14,079	$2,843	$16,922

Liabilities, at Fair Value
TRA liability	$—	$—	$120,587	$120,587
Warrant liability	—	—	8,550	8,550
Earnout liability	—	—	172,070	172,070
Total Liabilities, at Fair Value	$—	$—	$301,207	$301,207

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated and combined statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the years ended December 31, 2023 and 2022:

(dollars in thousands)	Level III Assets
	Investment in CLOs
	Year Ended December 31,
	2023	2022
Beginning balance	$2,843	$—
Purchases	—	3,738
Net losses	(322)	(895)
Ending Balance	$2,521	$2,843
Change in net unrealized losses on assets still recognized at the reporting date	$(322)	$(895)

Year Ended December 31, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net (gains) losses	(4,189)	14,050	6,299	16,160
Ending Balance	$116,398	$22,600	$92,119	$231,117
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(4,189)	$14,050	$6,175	$16,036

Year Ended December 31, 2022	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$111,325	$25,750	$143,800	$280,875
Issuances	—	—	13,782	13,782
Net losses (gains)	9,262	(17,200)	14,488	6,550
Ending Balance	$120,587	$8,550	$172,070	$301,207
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$9,262	$(17,200)	$14,488	$6,550
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Earnout Liability
As of December 31, 2023 and December 31, 2022, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the Oak Street Acquisition and Wellfleet Acquisition, respectively.
The fair value of the Oak Street Cash Earnout was determined using a discounted cash flow model as of December 31, 2023 and a Monte Carlo simulation model as of December 31, 2022. During the three months ended June 30, 2023, the quarterly management fee requirement associated with the Second Oak Street Earnout was met. As a result, the Company changed the valuation technique to a discounted cash flow model, as historical revenue volatility is no longer relevant to the analysis and only the passage of time remains an input to the fair value. The Monte Carlo simulation model incorporated management’s revenue forecast and made the following adjustments: historical revenue volatility, risk free rate based on U.S. Treasuries for a maturity similar to the expected remaining life and a discount rate to adjust management’s revenue forecast from a risk-based forecast to a risk-neutral forecast.
The fair value of the Wellfleet Earnouts, which are primarily comprised of future contingent cash payments, was determined using a discounted cash flow model.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2023:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input

Assets
CLOs	$2,521	Discounted cash flow	Yield	15%	-	19%	17%	Decrease

Liabilities
TRA liability	$116,398	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	22,600	Monte Carlo Simulation	Volatility	31%	-	31%	31%	Increase
Earnout liability:
Oak Street Earnouts	82,875	Discounted cash flow	Discount Rate	16%	-	16%	16%	Decrease

Wellfleet Earnouts	9,244	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	92,119

Total Liabilities, at Fair Value	$231,117

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
Fair Value of Other Financial Instruments
As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.7 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $1.3 billion compared to a carrying value of $1.6 billion, of which $1.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of December 31, 2023 and December 31, 2022, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
10. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2023 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.
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

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
The following table presents the components of the Company’s income tax expense (benefit):

(dollars in thousands)	Year Ended December 31,
	2023	2022	2021
Current Income Tax Expense (Benefit)
U.S. federal	$286	$—	$—
State and local	19,280	13,714	716
Foreign	1,838	853	211
	21,404	14,567	927
Deferred Income Tax Expense (Benefit)
U.S. federal	14,373	(2,644)	(43,905)
State and local	(9,500)	(20,794)	(22,232)
Foreign	(669)	(509)	(1)
	4,204	(23,947)	(66,138)
Total Income Tax Expense (Benefit)
U.S. federal	14,659	(2,644)	(43,905)
State and local	9,780	(7,080)	(21,516)
Foreign	1,169	344	210
	$25,608	$(9,380)	$(65,211)
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate:

	Year Ended December 31,
	2023	2022	2021
Statutory rate(1)	21.00%	21.00%	21.00%
Income passed through to noncontrolling interest holders	-15.25%	-11.38%	-14.95%
State and local income taxes	4.06%	9.49%	0.98%
Non-deductible compensation expense	0.23%	-0.53%	-3.54%
Other	0.35%	0.33%	—%
Total Effective Rate	10.39%	18.91%	3.49%
(1) The statutory rate presented is using the U.S. federal corporate tax rate for the years ended December 31, 2023, 2022 and 2021.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
As of December 31, 2023 and 2022 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets
Basis difference in subsidiaries	$522,871	$512,407
Tax receivable agreement	211,706	196,620
Net operating losses	41,670	45,029
Other	15,692	13,534
Total Deferred Tax Assets	$791,939	$767,590

Deferred Tax Liabilities
Goodwill and intangible assets	$32,561	$39,521
Other	12,103	12,626
Total Deferred Tax Liabilities	$44,664	$52,147
As of December 31, 2023, the Company has U.S. federal and UBT net operating losses of $175.6 million and $7.6 million, respectively, that can be carried forward indefinitely until they are used. The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Company believes it is more-likely-than-not that its deferred tax assets will be realized based on historic and projected earnings and the reversal of taxable temporary differences. As of December 31, 2023 and 2022, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2019.
As of December 31, 2023, the Company's unrecognized tax benefits, excluding related interest expense and penalties, were $8.4 million. If recognized, $8.4 million would reduce the effective tax rate. For the year ended December 31, 2023, interest and penalties on these unrecognized tax benefits of $0.7 million has been accrued through income tax expense (benefit) in the consolidated and combined statements of operations. Over the next 12 months, the Company expects that it is reasonably possible for the gross unrecognized tax benefits to increase by $4.0 million. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.
The following table presents the Company’s unrecognized tax benefits relating to uncertain tax positions:

(dollars in thousands)	Year Ended December 31,
	2023	2022	2021
Beginning balance	$4,784	$—	$—
Increases related to tax positions related to prior periods	—	2,189	—
Increases related to tax positions related to the current period	3,615	2,595	—
Ending Balance	$8,399	$4,784	$—

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
The table below presents management’s estimate as of December 31, 2023, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
2024	$30,288
2025	53,723
2026	60,774
2027	78,069
2028	61,443
Thereafter	716,226
Total Payments	1,000,523
Less adjustment to fair value for contingent consideration	(121,014)
Total TRA Liability	$879,509
Unfunded Product Commitments
As of December 31, 2023, the Company had unfunded investment commitments to its products of $30.7 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 12.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated and combined statements of financial condition. As of December 31, 2023, the Company has not had prior claims or losses pursuant to these arrangements.
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

(dollars in thousands)	December 31, 2023	December 31, 2022
Management fees	$243,203	$262,059
Performance revenues	2,975	1,132
Administrative fees	42,059	44,060
Other expenses paid on behalf of the Company’s products and other related parties	78,899	50,670
Due from Related Parties	$367,136	$357,921
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by products it manages. These administrative fees are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $74.4 million, $53.5 million and $37.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated and combined statements of operations and totaled $46.0 million, $29.9 million and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated and combined statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(5.8) million, $8.2 million and $(3.2) million for the years ended December 31, 2023, 2022 and 2021, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated and combined statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $3.0 million, $2.6 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024 unless extended. The promissory note bears interest at a rate of SOFR plus 1.7%, subject to change based on credit rating and leverage ratio. As of December 31, 2023, $200.0 million was outstanding under this promissory note, and the Company recorded $16.6 million of interest income for the year ended December 31, 2023. As of December 31, 2022, $250.0 million was outstanding under this promissory note and the Company recorded $3.8 million of interest income for the year ended December 31, 2022. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable at maturity.
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of December 31, 2023, $7.5 million was outstanding under this promissory note and the Company recorded $0.7 million of interest income for the year ended December 31, 2023. As of December 31, 2022, $2.2 million was outstanding under this promissory note and the Company recorded $2 thousand of interest income for the year ended December 31, 2022.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,222,103 for the year ended December 31, 2023, 10,834,220 for the year ended December 31, 2022 and 9,191,642 for the period from May 19, 2021 to December 31, 2021.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income (loss) for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for the year ended December 31, 2023. As of December 31, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the year ended December 31, 2022. However, had December 31, 2022 also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(5)As of December 31, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings per share for the year ended December 31, 2023. As of December 31, 2022 and 2021, the Oak Street Triggering Events with respect to the First and Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings (loss) per share for the year ended December 31, 2022. However, had December 31, 2023, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings per share for the year ended December 31, 2023. Had December 31, 2022, or December 31, 2021, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have not occurred, and therefore the Second Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022, or for the period from May 19, 2021, to December 31, 2021. Had December 31, 2022 also been the end of the contingency period for the First Oak Street Earnout Units, the Oak Street Triggering Events would have occurred, and therefore the First Oak Street Earnout Units have been included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2022. Had December 31, 2021 also been the end of the contingency period for the First Oak Street Earnout Units, the Oak Street Triggering Event would not have occurred, and therefore the First Oak Street Earnout Units have not been included in the calculation of diluted earnings (loss) per share for the period from May 19, 2021, to December 31, 2021.

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023

Year Ended December 31, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$54,343	463,233,832	$0.12
Effect of dilutive securities:
Unvested RSUs	—	4,983,668		—
Warrants	(4,584)	232,558		—
Vested Common Units	—	—		956,118,687
Vested Incentive Units	—	—		8,488,003
Unvested Incentive Units	—	—		24,949,429
Oak Street Earnout Units	—	9,558,857		—
Diluted	$49,759	478,008,915	$0.10

Year Ended December 31, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(9,289)	433,431,256	$(0.02)
Effect of dilutive securities:
Unvested RSUs	—	—		10,978,491
Warrants	—	—		10,451,892
Compensation-classified Wellfleet Earnout Shares	—	—		649,660
Contingent consideration-classified Wellfleet Earnout Shares	—	—		59,063
Vested Common Units	—	—		974,541,796
Vested Incentive Units	—	—		1,510,852
Unvested Incentive Units	—	—		24,744,397
Oak Street Earnout Units	—	—		13,037,165
Diluted	$(9,289)	433,431,256	$(0.02)

For the Period from May 19, 2021 to December 31, 2021	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(450,430)	354,949,067	$(1.27)
Effect of dilutive securities:
Unvested RSUs	—	—		1,702,275
Warrants	—	—		14,159,364
Vested Common and Incentive Units	(1,306,873)	960,237,349		—
Unvested Incentive Units	—	—		6,743,015
Earnout Securities	—	—		50,881,018
Diluted	$(1,757,303)	1,315,186,416	$(1.34)

Blue Owl Capital Inc.
Notes to Consolidated and Combined Financial Statements
December 31, 2023
14. SUBSEQUENT EVENTS
Dividend
On February 9, 2024, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on March 5, 2024, to holders of record as of the close of business on February 23, 2024.