Form 10-Q
period 2024-03-31
BLUE OWL CAPITAL INC.
filed 2024-05-03
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Class A common stock, par value $0.0001	500,879,131
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	611,908,856
Class D common stock, par value $0.0001	316,016,619

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”).

Annual Report	Refers to our annual report for the year ended December 31, 2023, filed with the SEC on Form 10-K on February 23, 2024.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (NYSE: OBDE) (“OBDC III”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Finance Corp. II (“OTF II”), Blue Owl Credit Income Corp. (“OCIC”) and Blue Owl Technology Income Corp. (“OTIC”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC, which are directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrants interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Blue Owl Securities is wholly owned by Blue Owl and provides distribution services to all Blue Owl platforms.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that offers private credit solutions to middle-market companies through our investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending. Our Credit platform also includes our adjacent investment strategy, liquid credit, which focuses on the management of CLOs, and other investment strategies (e.g. strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capitals’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two existing investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, CLOs, managed accounts and real estate investment trusts.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Real Estate	Refers, unless context indicates otherwise, to our Real Estate platform that primarily focuses on acquiring triple net lease real estate occupied by investment grade or creditworthy tenants.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the Financial Statements. For a description of our business, please see “Item 1. Business” in the Annual Report.
2024 First Quarter Overview

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net Income Attributable to Blue Owl Capital Inc.	$25,091	$8,317

Fee-Related Earnings(1)	$289,698	$225,899

Distributable Earnings(1)	$240,099	$209,014
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Acquisitions
In April 2024, we announced our entry into an agreement to acquire Kuvare Insurance Services LP (dba Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, including Kuvare UK Holdings (“Kuvare”), for $750 million (the “KAM Acquisition”). We will fund the KAM Acquisition through a combination of $325 million in cash and $425 million in Blue Owl Class A common stock. The KAM Acquisition is expected to close in the second or third quarter of 2024 and remains subject to customary regulatory approvals and other closing conditions and specified termination rights. Separately, we made a long-term investment in Kuvare, purchasing $250 million of preferred equity.
In April 2024, we announced our entry into an agreement to acquire Prima Capital Advisors (“Prima”) for $170 million (the “Prima Acquisition”). The Prima Acquisition will be funded through a combination of approximately $157 million of Class A Shares, Class C Shares and Blue Owl Operating Group Units and approximately $13 million in cash, subject to certain closing consideration adjustments. The Prima Acquisition is expected to close in the second or third quarter of 2024, subject to customary closing conditions.

Assets Under Management

Blue Owl AUM: $174.3 billion FPAUM: $105.4 billion

Credit AUM: $91.3 billion FPAUM: $58.8 billion	GP Strategic Capital AUM: $55.8 billion FPAUM: $31.8 billion	Real Estate AUM: $27.2 billion FPAUM: $14.9 billion

Diversified Lending Commenced 2016 AUM: $53.6 billion FPAUM: $31.2 billion	GP Minority Stakes Commenced 2010 AUM: $53.5 billion FPAUM: $30.4 billion	Net Lease Commenced 2009 AUM: $27.2 billion FPAUM: $14.9 billion
Technology Lending Commenced 2018 AUM: $21.5 billion FPAUM: $14.9 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $1.1 billion
First Lien Lending Commenced 2018 AUM: $4.5 billion FPAUM: $2.1 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.8 billion FPAUM: $0.3 billion
Opportunistic Lending Commenced 2020 AUM: $2.5 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $7.9 billion FPAUM: $7.8 billion
Other AUM: $1.5 billion FPAUM: $1.3 billion

All amounts shown as of March 31, 2024, totals may not sum due to rounding.
As of March 31, 2024, our AUM was $174.3 billion, which included $105.4 billion of FPAUM. For the three months ended March 31, 2024, approximately 90% of our management fees were earned on AUM from Permanent Capital. As of March 31, 2024, we have $16.8 billion in AUM not yet paying fees, providing over $240 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the U.S., and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, including during periods of market uncertainty and volatility. During the first quarter of 2024, industry M&A and capital markets activity remained moderately constructive, a continuation of the improvement relative to late 2022 and early 2023.
Over the past twelve months, 92% of our management fees were generated by Permanent Capital and the remainder predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. Fundraising and capital deployment contributed to management fee growth of 22% over the last twelve months. We ended the first quarter of 2024 with substantial available capital to deploy, reporting $16.8 billion of AUM not yet paying fees.
Activity in the loan market improved during the quarter, with direct lenders continuing to play a significant role in new financings alongside syndicated market activity, which recovered meaningfully from low levels in 2023. Industry-wide, refinancings accelerated with greater capital availability, offsetting some of the new origination volume. For Blue Owl, positive net deployment, ongoing capital raising, and the listing of OBDE on the NYSE continued to drive management fees higher.

We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated, particularly in the current challenging fundraising and realization environment. In addition to our leading franchise in larger-cap GP stakes, we recently launched a strategy intended to finance mid-cap alternative asset managers, further expanding our suite of solutions.
In Real Estate, industry transaction volumes increased slightly, in conjunction with higher commercial mortgage-backed securities issuances. Our Real Estate business, focused on single tenant triple net lease to primarily investment grade tenants, continued to deploy capital across four major themes: digital infrastructure, onshoring, healthcare real estate, and essential retail. Investors in our Real Estate products continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio, and we are raising capital through various new products across institutional and wealth channels.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our Financial Statements. See “Item 1A. Risk Factors —Risks Related to Macroeconomic Factors.” in our Annual Report.
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
As of March 31, 2024, assets under management related to us, our executives and other employees totaled approximately $3.6 billion (including $1.8 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide over $240 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.
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

Management Fees
Three Months Ended March 31, 2024

7%
3%
90%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$84,632	$54,199	$26,856	$165,687	$68,607	$48,510	$21,085	$138,202
New capital raised	3,030	662	1,049	4,741	1,940	320	1,539	3,799
Change in debt	3,897	—	127	4,024	939	—	495	1,434
Distributions	(1,249)	(86)	(198)	(1,533)	(763)	(702)	(207)	(1,672)
Change in value / other	979	1,018	(596)	1,401	894	1,039	678	2,611
Ending Balance	$91,289	$55,793	$27,238	$174,320	$71,617	$49,167	$23,590	$144,374
Credit. The increase in AUM for the three months ended March 31, 2024 was driven by the following:
•$1.3 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC.
•$1.3 billion new capital raised in first lien lending, primarily driven by recently launched products.
•$0.3 billion new capital raised in technology lending, primarily driven by continued private wealth fundraising in OTIC.
•$3.9 billion of additional net debt commitments primarily in diversified lending and technology lending strategies, as we continue to opportunistically manage leverage in our BDCs.
•$1.2 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions and repurchases from these products were not material.
•$1.0 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in AUM for the three months ended March 31, 2024 was driven by overall appreciation primarily in our GP minority stakes strategy of $1.0 billion and new capital raised of $0.7 billion, primarily from our new mid-cap minority equity stakes product.
Real Estate. The increase in AUM for the three months ended March 31, 2024 was driven by new capital raised of $1.0 billion across various products, primarily Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, and Blue Owl Real Estate Fund VI (“OREF VI”), our triple net-lease drawdown fund, partially offset by dispositions of certain assets of $0.6 billion.
Changes in FPAUM

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$57,074	$31,075	$14,547	$102,696	$49,041	$28,772	$10,997	$88,810
New capital raised / deployed	2,090	688	939	3,717	2,021	(8)	1,078	3,091
Distributions	(1,157)	—	(198)	(1,355)	(732)	(203)	(151)	(1,086)
Change in value / other	772	—	(393)	379	820	—	(2)	818
Ending Balance	$58,779	$31,763	$14,895	$105,437	$51,150	$28,561	$11,922	$91,633
Credit. The increase in FPAUM for the three months ended March 31, 2024 was driven by the following:
•$1.3 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC.
•$0.4 billion new capital raised in our strategic equity investment strategy.
•$0.3 billion new capital raised in technology lending, driven by continued private wealth fundraising in OTIC.
•$1.2 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions and repurchases from these products were not material.

•$0.8 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in FPAUM for the three months ended March 31, 2024 was driven by new capital raised of $0.7 billion, primarily from our new mid-cap minority equity stakes product.
Real Estate. The increase in FPAUM for the three months ended March 31, 2024 was driven primarily by capital raised and deployment in ORENT and OREF VI, partially offset by dispositions of certain assets.
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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Diversified Lending (1)
Blue Owl Capital Corporation	2016	$14,845	$5,970	$5,970	$3,029	$6,021	$9,050	1.76x	1.54x	13.6%	9.8%
Blue Owl Capital Corporation II (2)	2017	$2,570	$1,293	$1,262	$447	$1,263	$1,710	NM	1.39x	NM	7.6%
Blue Owl Capital Corporation III	2020	$4,493	$1,832	$1,832	$461	$1,911	$2,372	1.35x	1.32x	13.4%	12.6%
Blue Owl Credit Income Corp. (2)	2020	$19,694	$9,252	$8,661	$1,028	$8,893	$9,921	NM	1.16x	NM	11.5%

Technology Lending (1)
Blue Owl Technology Finance Corp.	2018	$7,310	$3,309	$3,309	$741	$3,529	$4,270	1.42x	1.31x	12.4%	9.1%
Blue Owl Technology Finance Corp. II	2021	$7,176	$4,159	$1,732	$135	$1,818	$1,953	1.20x	1.14x	16.4%	11.4%

First Lien Lending (3)
Blue Owl First Lien Fund Levered	2018	$2,185	$1,161	$912	$306	$916	$1,222	1.42x	1.35x	10.9%	9.0%
Blue Owl First Lien Fund Unlevered	2019	$613	$363	$156	$69	$117	$186	1.24x	1.20x	6.5%	5.2%
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
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.39x and 1.29x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.2% and 7.4%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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
GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$706	$1,284	$1,266	$723	$493	$1,216	1.11x	0.96x	2.0%	-0.7%
Blue Owl GP Stakes II	2014	$2,908	$2,153	$1,961	$908	$2,149	$3,057	1.85x	1.56x	13.7%	9.1%
Blue Owl GP Stakes III	2015	$9,827	$5,318	$3,275	$3,447	$5,255	$8,702	3.24x	2.66x	30.2%	23.4%
Blue Owl GP Stakes IV	2018	$15,715	$9,041	$6,533	$4,370	$8,049	$12,419	2.27x	1.90x	64.9%	42.0%
Blue Owl GP Stakes V	2020	$13,627	$12,852	$4,581	$2,009	$3,239	$5,248	1.31x	1.15x	34.1%	15.1%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,076	$1,250	$1,260	$1,487	$475	$1,962	1.73x	1.56x	24.2%	19.4%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,718	$3,523	$3,796	$1,143	$3,616	$4,759	1.28x	1.25x	12.1%	10.9%
Blue Owl Real Estate Fund V (1)	2020	$4,044	$2,500	$2,500	$814	$2,485	$3,299	1.44x	1.32x	26.6%	21.3%
Blue Owl Real Estate Net Lease Trust (2)	2022	$4,731	$2,473	$2,473	$92	$2,337	$2,429	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2023	$5,821	$5,163	$438	$13	$393	$406	NM	NM	NM	NM
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
(7)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable, and all other expenses.
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

GAAP Results of Operations Analysis
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $120,161 and $85,864)	$447,898	$358,825	$89,073
Administrative, transaction and other fees	63,397	31,655	31,742
Performance revenues	2,045	506	1,539
Total Revenues, Net	513,340	390,986	122,354
Expenses
Compensation and benefits	224,791	197,618	27,173
Amortization of intangible assets	56,195	70,891	(14,696)
General, administrative and other expenses	76,748	56,134	20,614
Total Expenses	357,734	324,643	33,091
Other Loss
Net gains on investments	3,173	612	2,561
Interest and dividend income	4,755	4,789	(34)
Interest expense	(22,484)	(18,362)	(4,122)
Change in TRA liability	1,019	(1,964)	2,983
Change in warrant liability	(14,700)	(1,950)	(12,750)
Change in earnout liability	(585)	(994)	409
Total Other Loss	(28,822)	(17,869)	(10,953)
Income Before Income Taxes	126,784	48,474	78,310
Income tax expense	14,771	6,440	8,331
Consolidated Net Income	112,013	42,034	69,979
Net income attributable to noncontrolling interests	(86,922)	(33,717)	(53,205)
Net Income Attributable to Blue Owl Capital Inc.	$25,091	$8,317	$16,774
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $62.6 million, including an increase in Part I Fees of $33.2 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital increased $11.1 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate increased $15.4 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$16.3 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$8.0 million increase in dealer manager revenues, due primarily to growth in the distribution of our retail BDCs.
•$7.4 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to growth of our products and business overall.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$40.8 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$7.6 million offsetting decrease in equity-based compensation, primarily reflecting an $18.6 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2024, partially offset by a $10.5 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation.
•$6.1 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets decreased $14.7 million due to increased trademarks amortization as a result of corporate actions taken in the prior year period that resulted in a shorter useful life.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$8.1 million increase in Transaction Expenses, primarily due to the KAM Acquisition and Prima Acquisition.
•$7.9 million increase in reimbursed expenses, primarily related to dealer manager expenses, due to growth in our products and business overall.
•$4.0 million increase in distribution costs, primarily related to our Credit products.
•The remaining net change was across various categories, driven by our continued growth.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding.
Change in Warrant Liability. The change in the warrant liability for the current and prior period was driven by the increase in the price of our Class A Shares.
Income Tax Expense
The increase in income tax expense was due to higher pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 66% weighted average economic interest in the Blue Owl Operating Group for the three months ended March 31, 2024.
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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings; amortization of acquisition-related earnouts; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments; net losses on retirement of debt; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction Expenses are expenses incurred in connection with the Business Combination and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.
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
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
FRE revenues	$486,548	$377,403
FRE expenses	191,037	151,630
Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(5,813)	126
Fee-Related Earnings	$289,698	$225,899
Distributable Earnings	$240,099	$209,014
Fee-Related Earnings and Distributable Earnings increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Credit Platform
Diversified lending	$192,378	$146,095
Technology lending	59,210	47,690
First lien lending	4,103	4,485
Opportunistic lending	2,385	2,400
Liquid credit	6,799	7,518
Other	5,926	—
Management Fees, Net	270,801	208,188
Administrative, transaction and other fees	24,275	7,524
FRE performance revenues	175	—
FRE Revenues - Credit Platform	295,251	215,712

GP Strategic Capital Platform
GP minority stakes	139,786	130,296
GP debt financing	5,405	3,751
Professional sports minority stakes	1,232	402
Management Fees, Net	146,423	134,449
Administrative, transaction and other fees	1,618	1,203
FRE Revenues - GP Strategic Capital Platform	148,041	135,652

Real Estate Platform
Net lease	41,334	25,957
Management Fees, Net	41,334	25,957
FRE performance revenues	1,870	—
Administrative, transaction and other fees	52	82
FRE Revenues - Real Estate Platform	43,256	26,039
Total FRE Revenues	$486,548	$377,403
FRE Management Fees. The increase in FRE management fees was primarily due to the drivers below.
•Credit FRE management fees increased $62.6 million, including an increase in Part I Fees of $33.2 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital FRE management fees increased $12.0 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate FRE management fees increased $15.4 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
FRE Administrative, Transaction and Other Fees. The increase in FRE administrative, transaction and other fees was driven primarily by a $16.3 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
FRE compensation and benefits	$138,666	$103,600
FRE general, administrative and other expenses	52,371	48,030
Total FRE Expenses	$191,037	$151,630

FRE Compensation and Benefits. FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. FRE general, administrative and other expenses increased, driven by the following:
•$4.7 million increase primarily in office-related expenses and professional fees due to increased headcount and our continued growth.
•$3.3 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•$4.1 million offsetting decrease in distribution costs, primarily related to our Credit products.
•The remaining net change was across various categories, driven by our continued growth.
Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
GAAP Net Income Attributable to Class A Shares	$25,091	$8,317
Net income attributable to noncontrolling interests	86,922	33,717
Income tax expense	14,771	6,440
GAAP Income Before Income Taxes	126,784	48,474
Net (income) loss allocated to noncontrolling interests included in Fee-Related Earnings	(5,813)	126
Strategic Revenue-Share Purchase consideration amortization	10,660	9,769
DE performance revenues	—	(506)
DE performance revenues compensation	—	177
Equity-based compensation - other	46,150	35,628
Equity-based compensation - acquisition related	2,103	20,679
Equity-based compensation - Business Combination grants	17,460	16,968
Acquisition-related cash earnout amortization	—	6,098
Capital-related compensation	913	1,698
Amortization of intangible assets	56,195	70,891
Transaction Expenses	8,222	116
Expense support	(1,798)	(2,088)
Net losses on investments	(3,173)	(612)
Change in TRA liability	(1,019)	1,964
Change in warrant liability	14,700	1,950
Change in earnout liability	585	994
Interest and dividend income	(4,755)	(4,789)
Interest expense	22,484	18,362
Fee-Related Earnings	289,698	225,899
DE performance revenues	—	506
DE performance revenues compensation	—	(177)
Interest and dividend income	4,755	4,789
Interest expense	(22,484)	(18,362)
Taxes and TRA payments	(31,870)	(3,641)
Distributable Earnings	$240,099	$209,014

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
GAAP Revenues	$513,340	$390,986
Strategic Revenue-Share Purchase consideration amortization	10,660	9,769
DE performance revenues	—	(506)
Reimbursed expenses	(37,452)	(22,846)
FRE Revenues	$486,548	$377,403

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
GAAP Compensation and Benefits	$224,791	$197,618
DE performance revenues compensation	—	(177)
Equity-based compensation - other	(46,150)	(35,628)
Equity-based compensation - acquisition related	(2,103)	(20,679)
Equity-based compensation - Business Combination grants	(17,460)	(16,968)
Acquisition-related cash earnout amortization	—	(6,098)
Capital-related compensation	(913)	(1,698)
Reimbursed expenses	(19,499)	(12,770)
FRE Compensation and Benefits	$138,666	$103,600

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
GAAP General, Administrative and Other Expenses	$76,748	$56,134
Transaction Expenses	(8,222)	(116)
Expense support	1,798	2,088
Reimbursed expenses	(17,953)	(10,076)
FRE General, Administrative and Other Expenses	$52,371	$48,030
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
We ended the first quarter of 2024 with $155.8 million of cash and cash equivalents and approximately $0.9 billion available under our Revolving Credit Facility. In April 2024, we issued $750.0 million of 6.250% Senior Notes due 2034 (the “2034 Notes”), repaying outstanding borrowings under our Revolving Credit Facility and providing additional liquidity for general corporate purposes, including to fund strategic acquisitions and related transactions and growth initiatives. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
Over the short and long term, we may use cash and cash equivalents, issue additional debt or equity securities, or may seek other sources of liquidity to:
•Grow our existing investment management business.
•Expand into, or acquire, businesses that are complementary to our existing investment management business or other strategic growth initiatives.
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
Debt Obligations
As of March 31, 2024, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and collectively with the 2028 Notes, 2031 Notes and the 2032 Notes, the “Notes”). We also had $595.0 million outstanding under our Revolving Credit Facility as of March 31, 2024, and all outstanding amounts under our Revolving Credit Facility were repaid in connection with the issuance of the 2034 Notes. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 7 to our Financial Statements and Note 4 to the financial statements in our Annual Report for additional information regarding our debt obligations.
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of March 31, 2024, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.1 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the TRA is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units (as defined in Note 1 to our Financial Statements) and not of the Blue Owl Operating Group. We may need to incur debt to finance payments under the TRA to the extent the Blue Owl Operating Group does not distribute cash to the Registrant or Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three months ended March 31, 2024 and 2023.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three months ended March 31, 2024 and 2023, 969,149 RSUs with a fair value of $17.4 million and 319,306 RSUs with a fair value of $4.4 million, respectively, were withheld to satisfy tax withholding obligations.
Oak Street Cash Earnout and Wellfleet Earnout
A portion of the Oak Street Cash Earnout and the Wellfleet Earnout (each as defined in Note 3 in our Annual Report) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events and Wellfleet Triggering Events occur. In April 2023, we modified our purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout. In April 2024, the Wellfleet Triggering Event occurred with respect to the Second Wellfleet Earnout. For details on the Oak Street Cash Earnout and Wellfleet Earnouts, see Note 1 to the Financial Statements and Note 3 to the financial statements in our Annual Report for additional information.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the first quarter of 2024, we declared a dividend of $0.18 to holders of record as of the close of business on May 21, 2024, which will be paid on May 30, 2024. We set the target annual dividend for fiscal year 2024 at $0.72 per Class A Share (representing a fixed quarterly dividend of $0.18 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers Blue Owl’s share of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as tax-related payments, operating reserves, fixed asset purchases, purchases under the Company’s share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company’s contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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
Adverse market conditions, including from unexpectedly high and persistent inflation, an increasing interest rate environment, geopolitical events, and the current instability experienced by some financial institutions, may negatively impact our liquidity. Cash flows from management fees may be impacted by a slowdown or a decline in fundraising and deployment, as well as declines in the value of investments held in certain of our products. We hold the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.
Cash Flows Analysis

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$47,247	$121,009	$(73,762)
Investing activities	(15,331)	(34,360)	19,029
Financing activities	19,683	(116,815)	136,498
Net Change in Cash and Cash Equivalents	$51,599	$(30,166)	$81,765
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to bonus expense, which are generally paid out during the first quarter of the year following the expense.

Net cash flows from operating activities decreased from the prior year period due to higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year, partially offset by higher management fees.
Included in the three months ended March 31, 2024, were the cash outflows of the portion of the Second Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2024; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Included in the three months ended March 31, 2023, were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the three months ended March 31, 2024, were primarily related to purchases of investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage.
Cash flows from investing activities for the three months ended March 31, 2023, were primarily related to purchases of investments in our products.
Financing Activities. Cash flows from financing activities for the three months ended March 31, 2024, were primarily related to borrowing and repayment activity under our Revolving Credit Facility,which borrowings were used to finance working capital needs and general capital purposes. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the three months ended March 31, 2024, was a portion of the cash outflows related to the Second Oak Street Earnout classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
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
Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our products in our Credit and Real Estate platforms is the primary input to the calculation for the majority of our management fees. Management fees from our GP Strategic Capital and other Real Estate products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, our own assumptions, a significant degree of judgment, and the consideration of a combination of internal and external factors.

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
TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition. The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 4 to our Financial Statements for additional details.
Earnout Liability and Warrant Liability
The fair values of our earnout liability and warrant liability were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations. See Note 4 to our Financial Statements for additional details.
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
For the Oak Street Earnout Units that were classified as equity-based compensation for GAAP, we determined the grant date fair value using Monte Carlo simulations that had various significant unobservable inputs. The assumptions used have a material impact on the valuation of these grants, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. The higher the expected volatility, the higher the compensation expense taken for these grants. The higher the expected holding periods and discount for lack of marketability, the lower the compensation expense taken for these grants. See Note 10 to our Financial Statements and Note 8 to the financial statements in our Annual Report for additional details.
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

When evaluating the realizability of deferred tax assets, all evidence—both positive and negative—is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies. We did not take into account any tax planning strategies when arriving at this conclusion; however, the other assumptions underlying the taxable income estimates are based on our near-term operating model. If we experience a significant decline in AUM for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax assets and may need to record a valuation allowance. However, given the indefinite carryforward period available for NOLs and the conservative estimates used to prepare the taxable income projections, the sensitivity of our estimates and assumptions are not likely to have a material impact on our conclusion that a valuation allowance is not needed.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended March 31, 2024, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Credit products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impact the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our GP Strategic Capital and Real Estate products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our Annual Report. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Financial Statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 8 to our Financial Statements for additional information.
Item 1A. Risk Factors.
Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our Annual Report. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in our Annual Report. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.1
Indenture, dated as of June 10, 2021, by and among Blue Owl Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)

4.2
Fifth Supplemental Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.3
Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.4
First Supplemental Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.5	Form of 6.250% Senior Note due 2034 (incorporated by reference to Exhibit 4.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023 (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) the Notes to the Consolidated Financial Statements

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

Date: May 3, 2024	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$155,759	$104,160
Due from related parties	383,951	367,136
Investments (includes $88,059 and $78,779 at fair value and $351,236 and $337,595 of investments in the Company’s products, respectively)	357,774	344,265
Operating lease assets	276,862	281,669
Strategic Revenue-Share Purchase consideration, net	406,421	417,081
Deferred tax assets	930,108	781,694
Intangible assets, net	2,053,813	2,110,008
Goodwill	4,224,153	4,224,153
Other assets, net	196,636	187,455
Total Assets	$8,985,477	$8,817,621
Liabilities
Debt obligations, net	$2,072,119	$1,681,241
Accrued compensation	157,198	370,726
Operating lease liabilities	334,586	319,532
TRA liability (includes $107,311 and $116,398 at fair value, respectively)	1,017,379	879,509
Warrant liability, at fair value	37,300	22,600
Earnout liability, at fair value	10,619	92,909
Deferred tax liabilities	33,174	34,419
Accounts payable, accrued expenses and other liabilities	151,536	138,754
Total Liabilities	3,813,911	3,539,690
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 500,879,131 and 464,425,386 issued and outstanding, respectively	50	46
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 611,908,856 and 632,486,822 issued and outstanding, respectively	61	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 316,016,619 and 317,089,623 issued and outstanding, respectively	32	32
Additional paid-in capital	2,568,949	2,410,982
Accumulated deficit	(922,988)	(882,884)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,646,104	1,528,239
Stockholders’ equity attributable to noncontrolling interests	3,525,462	3,749,692
Total Stockholders’ Equity	5,171,566	5,277,931
Total Liabilities and Stockholders’ Equity	$8,985,477	$8,817,621
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2024	2023
Revenues
Management fees, net (includes Part I Fees of $120,161 and $85,864 respectively)	$447,898	$358,825
Administrative, transaction and other fees	63,397	31,655
Performance revenues	2,045	506
Total Revenues, Net	513,340	390,986
Expenses
Compensation and benefits	224,791	197,618
Amortization of intangible assets	56,195	70,891
General, administrative and other expenses	76,748	56,134
Total Expenses	357,734	324,643
Other Loss
Net gains on investments	3,173	612
Interest and dividend income	4,755	4,789
Interest expense	(22,484)	(18,362)
Change in TRA liability	1,019	(1,964)
Change in warrant liability	(14,700)	(1,950)
Change in earnout liability	(585)	(994)
Total Other Loss	(28,822)	(17,869)
Income Before Income Taxes	126,784	48,474
Income tax expense	14,771	6,440
Consolidated Net Income	112,013	42,034
Net income attributable to noncontrolling interests	(86,922)	(33,717)
Net Income Attributable to Blue Owl Capital Inc.	$25,091	$8,317

Earnings per Class A Share
Basic	$0.05	$0.02
Diluted	$0.04	$0.02
Weighted-Average Class A Shares
Basic(1)	488,435,221	456,189,118
Diluted	498,738,547	461,911,117

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2024	2023
Class A Shares Par Value
Beginning balance	$46	$45
Shares delivered on vested RSUs	1	—
Class C Shares and Common Units exchanged for Class A Shares	3	—
Ending Balance	$50	$45

Class C Shares Par Value
Beginning balance	$63	$63
Settlement of Earnout Securities	1	1
Class C Shares and Common Units exchanged for Class A Shares	(3)	—
Ending Balance	$61	$64

Class D Shares Par Value
Beginning balance	$32	$32
Ending Balance	$32	$32

Additional Paid-in Capital
Beginning balance	$2,410,982	$2,293,903
Deferred taxes on capital transactions	158,788	(8,053)
TRA liability on capital transactions	(166,763)	(988)
Equity-based compensation	5,081	4,508
Withholding taxes on vested RSUs	(6,112)	(1,395)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	166,973	40,541
Ending Balance	$2,568,949	$2,328,516

Accumulated Deficit
Beginning balance	$(882,884)	$(689,345)
Cash dividends declared on Class A Shares	(65,195)	(57,921)
Comprehensive income	25,091	8,317
Ending Balance	$(922,988)	$(738,949)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$1,646,104	$1,589,708

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,749,692	$3,944,188
Equity-based compensation	63,374	64,805
Contributions	7,972	9,825
Distributions	(204,202)	(129,358)
Withholding taxes on vested RSUs	(11,323)	(3,006)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(166,973)	(40,541)
Comprehensive income	86,922	33,717
Ending Balance	$3,525,462	$3,879,630
Total Stockholders’ Equity	$5,171,566	$5,469,338

Cash Dividends Paid per Class A Share	$0.14	$0.13

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2024	2023
Number of Class A Shares
Beginning balance	464,425,386	445,131,351
Shares delivered on vested RSUs	1,252,343	424,933
Class C Shares and Common Units exchanged for Class A Shares	34,128,398	315,942
Class D Shares exchanged for Class A Shares	1,073,004	—
Ending Balance	500,879,131	445,872,226

Number of Class C Shares
Beginning balance	632,486,822	629,402,505
Class C Shares and Common Units exchanged for Class A Shares	(34,128,398)	(315,942)
Shares delivered on vested Common Units	513,267	—
Settlement of Oak Street Earnout Units	13,037,165	13,037,165
Ending Balance	611,908,856	642,123,728

Number of Class D Shares
Beginning balance	317,089,623	319,132,127
Class D Shares exchanged for Class A Shares	(1,073,004)	—
Ending Balance	316,016,619	319,132,127
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Consolidated net income	$112,013	$42,034
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	56,195	70,891
Equity-based compensation	65,713	73,275
Depreciation and amortization of fixed assets	2,809	1,922
Amortization of debt discounts and deferred financing costs	1,326	1,117
Non-cash lease expense	19,861	5,081
Payment of earnout liability in excess of acquisition-date fair value	(13,137)	(7,188)
Net gains on investments, net of dividends on equity-method investments	(818)	(612)
Change in TRA liability	(1,019)	1,964
Change in warrant liability	14,700	1,950
Change in earnout liability	585	994
Deferred income taxes	9,130	1,619
Changes in operating assets and liabilities:
Due from related parties	(16,815)	58,301
Strategic Revenue-Share Purchase consideration	10,660	9,769
Other assets, net	(634)	(1,102)
Accrued compensation	(210,786)	(168,804)
Accounts payable, accrued expenses and other liabilities	(2,536)	29,798
Net Cash Provided by Operating Activities	47,247	121,009

Cash Flows from Investing Activities
Purchases of fixed assets	(6,141)	(5,672)
Purchases of investments	(12,940)	(37,686)
Proceeds from investment sales and maturities	3,750	8,998
Net Cash Used in Investing Activities	(15,331)	(34,360)

Cash Flows from Financing Activities
Proceeds from debt obligations	720,000	355,000
Debt issuance costs	66	—
Repayments of debt obligations, including retirement costs	(330,000)	(215,000)
Payment of earnout liability, up to acquisition-date fair value	(69,738)	(74,062)
Payments under the TRA	(28,166)	—
Withholding taxes on vested RSUs	(17,435)	(4,401)
Dividends paid on Class A Shares	(65,195)	(57,921)
Contributions from noncontrolling interests	14,535	8,927
Distributions to noncontrolling interests	(204,384)	(129,358)
Net Cash Provided by (Used in) Financing Activities	19,683	(116,815)
Net Increase (Decrease) in Cash and Cash Equivalents	51,599	(30,166)
Cash and cash equivalents, beginning of period	104,160	68,079
Cash and Cash Equivalents, End of Period	$155,759	$37,913
Supplemental Information
Cash paid for interest	$11,018	$11,254
Cash paid for income taxes	$5,077	$1,828
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

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
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Blue Owl Liquid Credit Partners (f/k/a Wellfleet Credit Partners, LLC, “Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition”).
Par Four Acquisition
On August 15, 2023, the Company acquired the rights to certain CLO management agreements, related assets and personnel from Par Four CLO Management LLC (“Par Four”) (the “Par Four Acquisition”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
CHI Acquisition
On December 1, 2023, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Cowen Healthcare Investments (“CHI”) (the “CHI Acquisition,” and collectively with the Dyal Acquisition, Oak Street Acquisition, Wellfleet Acquisition, and Par Four Acquisition, the “Acquisitions”).
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of March 31, 2024:

March 31, 2024
Class A Shares	500,879,131
Class C Shares	611,908,856
Class D Shares	316,016,619
RSUs	29,107,582
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2024, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2024, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares.
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 10 and the Company’s Annual Report for additional information.
Warrants—In connection with the Business Combination, the Company issued warrants to purchase Class A Shares at an original price of $11.50 per share (currently, $11.29 due to certain dividend adjustments). A portion of the outstanding warrants are held by the sponsor of Altimar (“Private Placement Warrants”) and the remaining warrants were held by other third-party investors (“Public Warrants”). The Private Placement Warrants will expire five years from the Business Combination Date.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of March 31, 2024, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	March 31, 2024
GP Units	500,879,131
Common Units	927,925,475
Incentive Units	34,665,699
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
Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 10 to the Financial Statements and Note 8 to the financial statements in our Annual Report. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units (other than Oak Street Earnout Units), unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units other than Oak Street Earnout Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three months ended March 31, 2024 and 2023.
Pursuant to the terms of the Company’s RSU awards, upon the vesting of RSUs to employees, the Company net settles awards to satisfy employee tax withholding obligations. In such instances, the Company cancels a number of RSUs equivalent in value to the amount of tax withholding payments that the Company is making on behalf of employees out of available cash.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table presents RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended March 31,
	2024	2023
Number of RSUs withheld to satisfy tax withholding obligations	969,149	319,306
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
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain Wellfleet employees (“Wellfleet Triggering Events”). In April 2023, the Company modified the Wellfleet Earnout Shares arrangement, such that the settlement of the Wellfleet Earnout Shares would be in cash at each payment date, including the settlement of the First Wellfleet Earnouts during the second quarter of 2023. In April 2024, the Wellfleet Triggering Event occurred with respect to the Second Wellfleet Earnout. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
Common Unit Exchanges
From time to time, the Company exchanges Common Units and Class C Shares for an equal number of Class A Shares. As a result of these exchanges, the Company reallocates equity from noncontrolling interests to the Company’s additional paid-in capital and records additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated statement of stockholders’ equity for these amounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation and combination. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated net income (loss) (i.e., the Company has no other comprehensive income). These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2023, filed with the SEC on Form 10-K (“Annual Report”).
Prior to the Business Combination, Blue Owl’s financial statements were prepared on a consolidated basis. As part of the Business Combination, Securities was contributed to the Blue Owl Operating Group. Following the Business Combination, the financial statements are prepared on a consolidated basis.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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
For details about Blue Owl’s significant accounting policies and accounting updates adopted in the prior year, see Note 2 to the financial statements in the Company’s Annual Report. During the three months ended March 31, 2024, there were no material updates to Blue Owl’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration), warrants and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; and (v) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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
ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The guidance requires incremental disclosures related to a public entity’s reportable segment disclosure requirements. The amendments are as follows:
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
•Income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, and amounts paid to individual jurisdictions when 5% or more of the total income taxes are paid.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
3. INTANGIBLE ASSETS, NET
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	March 31, 2024	December 31, 2023	Remaining Weighted-Average Amortization Period as of March 31, 2024
Intangible assets, gross:
Investment management agreements	$2,224,420	$2,224,420	11.5 years
Investor relationships	460,300	460,300	8.4 years
Total intangible assets, gross	2,684,720	2,684,720

Accumulated amortization:
Investment management agreements	(516,548)	(471,104)
Investor relationships	(114,359)	(103,608)
Total accumulated amortization	(630,907)	(574,712)
Total Intangible Assets, Net	$2,053,813	$2,110,008
The following table presents expected future amortization of finite-lived intangible assets as of March 31, 2024:

(dollars in thousands)
Period	Amortization
April 1, 2024 to December 31, 2024	$169,819
2025	221,252
2026	207,408
2027	193,109
2028	189,458
Thereafter	1,072,767
Total	$2,053,813
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	March 31, 2024	December 31, 2023
Loans, at amortized cost (includes $207,500 and $207,500 of investments in the Company’s products, respectively)	$214,038	$214,170
Equity investments in the Company’s products, equity method	55,677	51,316
Equity investments in the Company’s products, at fair value	85,682	76,258
Investments in the Company’s CLOs, at fair value	2,377	2,521
Total	$357,774	$344,265

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company’s products	$—	$85,682	$—	$85,682
CLOs	—	—	2,377	2,377
Total Assets, at Fair Value	$—	$85,682	$2,377	$88,059

Liabilities, at Fair Value
TRA liability	$—	$—	$107,311	$107,311
Warrant liability	—	—	37,300	37,300
Earnout liability	—	973	9,646	10,619
Total Liabilities, at Fair Value	$—	$973	$154,257	$155,230

	December 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company’s products	$—	$76,258	$—	$76,258
CLOs	—	—	2,521	2,521
Total Assets, at Fair Value	$—	$76,258	$2,521	$78,779

Liabilities, at Fair Value
TRA liability	$—	$—	$116,398	$116,398
Warrant liability	—	—	22,600	22,600
Earnout liability	—	790	92,119	92,909
Total Liabilities, at Fair Value	$—	$790	$231,117	$231,907

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Level III Assets
	Investment in CLOs
	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,521	$2,843
Net losses	(144)	(165)
Ending Balance	$2,377	$2,678
Change in net unrealized losses on assets still recognized at the reporting date	$(144)	$(165)

Three Months Ended March 31, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Settlements	(8,551)	—	(82,875)	(91,426)
Net (gains) losses	(536)	14,700	402	14,566
Ending Balance	$107,311	$37,300	$9,646	$154,257
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(536)	$14,700	$402	$14,566

Three Months Ended March 31, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(81,250)	(81,250)
Net losses	2,364	1,950	994	5,308
Ending Balance	$122,951	$10,500	$91,814	$225,265
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,364	$1,950	$994	$5,308
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
TRA Liability
The TRA related to the Dyal Acquisition is considered contingent consideration and is measured at fair value based on discounted future cash flows. The remaining TRA liability on the Company’s consolidated statements of financial condition is not measured at fair value.
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
Earnout Liability
As of March 31, 2024, the earnout liability was comprised of the Wellfleet Earnouts. As of December 31, 2023, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts, each of which were deemed to be contingent consideration on the Oak Street Acquisition and Wellfleet Acquisition, respectively.
The fair value of the Oak Street Cash Earnout was determined using a discounted cash flow model as of December 31, 2023.
The fair value of the Wellfleet Earnouts, which are primarily comprised of future contingent cash payments, was determined using a discounted cash flow model.
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
CLOs	$2,377	Discounted cash flow	Yield	13%	-	17%	15%	Decrease

Liabilities
TRA liability	$107,311	Discounted cash flow	Discount Rate	12%	-	12%	12%	Decrease
Warrant liability	37,300	Monte Carlo Simulation	Volatility	27%	-	27%	27%	Increase
Earnout liability:
Wellfleet Earnouts	9,646	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease

Total Liabilities, at Fair Value	$154,257

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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
					-
Wellfleet Earnouts	9,244	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	92,119

Total Liabilities, at Fair Value	$231,117
Fair Value of Other Financial Instruments
As of March 31, 2024, the fair value of the Company’s debt obligations was approximately $1.8 billion compared to a carrying value of $2.1 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.7 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of March 31, 2024 and December 31, 2023, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2024	2023
Operating lease cost	$10,759	$8,171
Short term lease cost	37	62
Net Lease Cost	$10,796	$8,233

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

(dollars in thousands)	Three Months Ended March 31,
Supplemental Lease Cash Flow Information	2024	2023
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$(9,065)	$3,152

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,495	$35,933
(1)The amount presented above for the three months ended March 31, 2024, includes $14.7 million of tenant improvement allowances received from the lessor.

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	12.4 years	12.5 years

Weighted-average discount rate:
Operating leases	5.5%	5.4%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
April 1, 2024 to December 31, 2024	$19,081
2025	36,427
2026	39,642
2027	38,435
2028	39,366
Thereafter	303,774
Total Lease Payments	476,725
Imputed interest	(142,139)
Total Lease Liabilities	$334,586

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $30.9 million related to leases that have not commenced that were entered into as of March 31, 2024. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the second quarter of 2024 and continue for approximately 14 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
6. OTHER ASSETS, NET

(dollars in thousands)	March 31, 2024	December 31, 2023
Fixed assets, net:
Leasehold improvements	$147,904	$127,612
Furniture and fixtures	13,936	13,823
Computer hardware and software	9,361	8,328
Accumulated depreciation and amortization	(17,683)	(14,870)
Fixed assets, net	153,518	134,893
Receivables	11,386	15,853
Prepaid expenses	9,079	7,212
Unamortized debt issuance costs on revolving credit facilities	8,750	9,265
Other assets	13,903	20,232
Total	$196,636	$187,455
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	March 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,504
2031 Notes	6/10/2031	700,000	700,000	—	687,585
2032 Notes	2/15/2032	400,000	400,000	—	393,000
2051 Notes	10/7/2051	350,000	350,000	—	338,030
Revolving Credit Facility	6/29/2028	1,550,000	595,000	948,300	595,000
Total		$3,059,800	$2,104,800	$948,300	$2,072,119

	December 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,390
2031 Notes	6/10/2031	700,000	700,000	—	687,163
2032 Notes	2/15/2032	400,000	400,000	—	392,766
2051 Notes	10/7/2051	350,000	350,000	—	337,922
Revolving Credit Facility	6/29/2028	1,550,000	205,000	1,338,300	205,000
Total		$3,059,800	$1,714,800	$1,338,300	$1,681,241

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Revolving Credit Facility
On December 7, 2021, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.125% to 0.375% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of March 31, 2024 and December 31, 2023, were 6.92% and 6.96%, respectively. As of the date of this report, the amount borrowed under the Revolving Credit Facility was fully repaid.
For a description of terms of the other debt obligations presented in the tables above as well as related financial covenants, see Note 4 to the financial statements in the Company’s Annual Report.
8. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis of the assets of the Blue Owl Operating Group related to the Business Combination and any subsequent exchanges of Blue Owl Operating Group Units for shares of the Registrant or cash.
Payments under the TRA will continue until all such tax benefits have been utilized or expired unless (i) the Company exercises its right to terminate the TRA and pays recipients an amount representing the present value of the remaining payments, (ii) there is a change of control or (iii) the Company breaches any of the material obligations of the TRA, in which case all obligations will generally be accelerated and due as if the Company had exercised its right to terminate the TRA. In each case, if payments are accelerated, such payments will be based on certain assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions.
The estimate of the timing and the amount of future payments under the TRA involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that the Company will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments.
During the three months ended March 31, 2024, the Company made a TRA payment of $28.2 million (including $2.8 million to related parties). The table below presents management’s estimate as of March 31, 2024, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
April 1, 2024 to December 31, 2024	$—
2025	53,732
2026	62,268
2027	82,022
2028	82,180
Thereafter	858,518
Total Payments	1,138,720
Less adjustment to fair value for contingent consideration	(121,341)
Total TRA Liability	$1,017,379

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Unfunded Product Commitments
As of March 31, 2024, the Company had unfunded investment commitments to its products of $33.2 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years. In addition, the Company has unfunded commitments under a promissory note with one of its products, as further discussed in Note 13.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of March 31, 2024, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Credit Platform
Diversified lending	$192,378	$146,095
Technology lending	59,210	47,690
First lien lending	4,103	4,485
Opportunistic lending	2,385	2,400
Liquid credit	6,799	7,518
Other	5,926	—
Management Fees, Net	270,801	208,188
Administrative, transaction and other fees	47,421	20,091
Performance revenues	175	—
Total GAAP Revenues - Credit Platform	318,397	228,279

GP Strategic Capital Platform
GP minority stakes	139,786	130,296
GP debt financing	5,405	3,751
Professional sports minority stakes	1,232	402
Strategic Revenue-Share Purchase consideration amortization	(10,660)	(9,769)
Management Fees, Net	135,763	124,680
Administrative, transaction and other fees	10,800	8,405
Total GAAP Revenues - GP Strategic Capital Platform	146,563	133,085

Real Estate Platform
Net lease	41,334	25,957
Management Fees, Net	41,334	25,957
Administrative, transaction and other fees	5,176	3,159
Performance revenues	1,870	506
Total GAAP Revenues - Real Estate Platform	48,380	29,622
Total GAAP Revenues	$513,340	$390,986

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The table below presents the beginning and ending balances of the Company’s management fees, performance revenues and administrative, transaction and other fees receivable and unearned management fees. Substantially all of the amounts receivable are collected during the following quarter. A liability for unearned management fees is generally recognized when management fees are paid to the Company in advance. The entire change in unearned management fees shown below relates to amounts recognized as revenues in the current year period. Management fees, performance revenues and administrative, transaction and other fees receivable are included within due from related parties and unearned management fees are included within accounts payable, accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Management Fees Receivable
Beginning balance	$243,203	$262,059
Ending balance	$270,139	$213,969

Administrative, Transaction and Other Fees Receivable
Beginning balance	$42,059	$44,060
Ending balance	$41,805	$32,331

Performance Revenues Receivable
Beginning balance	$2,975	$1,132
Ending balance	$1,184	$320

Unearned Management Fees
Beginning balance	$9,398	$9,389
Ending balance	$7,610	$12,764
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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Beginning Balance	$417,081	$457,939
Amortization	(10,660)	(9,769)
Ending Balance	$406,421	$448,170
10. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the 2021 Omnibus Equity Incentive Plan, as amended (“2021 Equity Incentive Plan”). Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant. The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Equity Incentive Plan is 101,230,522, of which 17,770,216 remain available as of March 31, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Equity Incentive Plan.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The table below presents information regarding equity-based compensation expense.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Acquisition related
Oak Street Earnout Units	$—	$19,868
Wellfleet Earnout Shares	2,103	811
Total acquisition related	2,103	20,679
Incentive Units	46,503	39,474
RSUs	17,107	13,122
Equity-Based Compensation Expense	$65,713	$73,275
Corresponding tax benefit	$825	$242

Fair value of RSUs settled in Class A Shares	$22,580	$5,856
Fair value of RSUs withheld to satisfy tax withholding obligations	$17,435	$4,400
11. INCOME TAXES
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
The Registrant is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Blue Owl Operating Group. Further, the Registrant’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns. The Blue Owl Operating Partnerships, are partnerships for U.S. federal income tax purposes and taxable entities for certain state and local taxes, such as New York City UBT.
The Company had an effective tax rate of 11.7% for the three months ended March 31, 2024 and 13.3% for the three months ended March 31, 2023. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2024, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2019.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
In connection with and subsequent to the Business Combination, the Company recorded to additional paid-in capital various adjustments to deferred tax assets and liabilities, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that may eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated statements of stockholders’ equity for these amounts.
12. EARNINGS PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings per share for instruments outstanding of the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 12,098,617 for the three months ended March 31, 2024, and 10,736,476 for the three months ended March 31, 2023.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for three months ended March 31, 2024. As of March 31, 2023, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic earnings per share for the three months ended March 31, 2023. However, had March 31, 2023, also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted earnings per share for the three months ended March 31, 2023, as if such shares were outstanding from the date of the Wellfleet Acquisition.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(5)The Second Oak Street Earnouts and the First Oak Street Earnouts were settled as common units during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor are these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings per share for the three months ended March 31, 2023. Had March 31, 2023, also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have not occurred, and therefore the Second Oak Street Earnout Units have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2023.

Three Months Ended March 31, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$25,091	488,435,221	$0.05
Effect of dilutive securities:
Unvested RSUs	—	8,685,416		—
Warrants	(5,153)	1,617,910		—
Vested Common Units	—	—		951,592,871
Vested Incentive Units	—	—		8,636,283
Unvested Incentive Units	—	—		25,282,958
Diluted	$19,938	498,738,547	$0.04

Three Months Ended March 31, 2023	Net Income Attributable To Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$8,317	456,189,118	$0.02
Effect of dilutive securities:
Unvested RSUs	—	5,164,511		—
Warrants	(618)	200,334		—
Compensation-classified Wellfleet Earnout Shares	—	278,761		—
Contingent consideration-classified Wellfleet Earnout Shares	—	78,393		—
Vested Common Units	—	—		961,462,973
Vested Incentive Units	—	—		6,406,975
Unvested Incentive Units	—	—		25,016,462
Diluted	$7,699	461,911,117	$0.02
13. RELATED PARTY TRANSACTIONS
The majority of the Company’s revenues, including all management fees and certain administrative, transaction and other fees, are earned from the products it manages, which are related parties of the Company.
The Company also has arrangements in place with products that it manages, whereby certain costs are initially paid by the Company and subsequently are reimbursed by the products. These amounts are included within due from related parties in the Company’s consolidated statements of financial condition.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

(dollars in thousands)	March 31, 2024	December 31, 2023
Management fees	$270,139	$243,203
Performance revenues	1,184	2,975
Administrative fees	41,805	42,059
Other expenses paid on behalf of the Company’s products and other related parties	70,823	78,899
Due from Related Parties	$383,951	$367,136
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $24.0 million and $13.8 million for the three months ended March 31, 2024 and 2023, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $16.7 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(1.8) million and $(1.9) million for the three months ended March 31, 2024 and 2023, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024 unless extended. The promissory note bears interest at a rate of SOFR plus 1.7%, subject to change based on credit rating and leverage ratio. As of March 31, 2024, $200.0 million was outstanding under this promissory note, and the Company recorded $3.6 million of interest income for the three months ended March 31, 2024. As of March 31, 2023, $250.0 million was outstanding under this promissory note and the Company recorded $4.1 million of interest income for the three months ended March 31, 2023. Interest is payable monthly in arrears and may be settled in cash or equity in the related product. Any unpaid principal balance and unpaid accrued interest is payable at maturity.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of March 31, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million of interest income for the three months ended March 31, 2024. As of March 31, 2023, $4.5 million was outstanding under this promissory note and the Company recorded $0.1 million of interest income for the three months ended March 31, 2023.
14. SUBSEQUENT EVENTS
Dividend
On May 2, 2024, the Company announced a cash dividend of $0.18 per Class A Share. The dividend is payable on May 30, 2024, to holders of record as of the close of business on May 21, 2024.
Acquisitions
In April 2024, the Company announced its entry into an agreement to acquire Kuvare Insurance Services LP (dba Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, including Kuvare UK Holdings (“Kuvare”), for $750 million (the “KAM Acquisition”). The Company will fund the KAM Acquisition through a combination of $325 million in cash and $425 million in Blue Owl Class A common stock. The KAM Acquisition is expected to close in the second or third quarter of 2024 and remains subject to customary regulatory approvals and other closing conditions and specified termination rights. Separately, the Company made a long-term investment in Kuvare, purchasing $250 million of preferred equity.
In April 2024, the Company announced its entry into an agreement to acquire Prima Capital Advisors (“Prima”) for $170 million (the “Prima Acquisition”). The Prima Acquisition will be funded through a combination of approximately $157 million of Class A Shares, Class C Shares and Blue Owl Operating Group Units and approximately $13 million in cash, subject to certain closing consideration adjustments. The Prima Acquisition is expected to close in the second or third quarter of 2024, subject to customary closing conditions.
2034 Notes
In April 2024, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $750.0 million aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”). The 2034 Notes bear interest at a rate of 6.250% per annum and mature on April 18, 2034. Interest on the 2034 Notes will be payable semi-annually in arrears on April 18 and October 18 of each year, commencing October 18, 2024. Proceeds from the 2034 Notes were used to repay the outstanding borrowings under the Revolving Credit Facility. The remaining proceeds will be used for general corporate purposes, including to fund any future strategic acquisitions or related transactions and growth initiatives.
The 2034 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of their subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2034 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after January 18, 2034, the redemption price for the 2034 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2034 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2034 Notes also provide for customary events of default and acceleration.