Form 10-Q
period 2024-06-30
BLUE OWL CAPITAL INC.
filed 2024-08-01
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2024
Class A common stock, par value $0.0001	561,137,652
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	586,663,972
Class D common stock, par value $0.0001	315,683,948

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

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

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that offers private credit solutions to middle-market companies through our investment strategies: diversified lending, technology lending, first lien lending, opportunistic lending. Our Credit platform also includes our adjacent investment strategy, liquid credit, which focuses on the management of CLOs, and other investment strategies (e.g. strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV or investment cost. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capitals’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two existing investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, CLOs and other securitizations, managed accounts and real estate investment trusts.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

Permanent Capital
Refers to AUM in products that have an indefinite term and do not have a requirement to exit investments and return the proceeds to investors after a prescribed period of time. Some of these products, however, may be required or can elect to return all or a portion of capital gains and investment income, and some may have periodic tender offers or redemptions. Permanent Capital includes certain products that are subject to management fee step downs or roll-offs or both over time.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Estate	Refers, unless context indicates otherwise, to our Real Estate platform that primarily focuses on acquiring triple net lease real estate occupied by investment grade and creditworthy tenants and real estate debt finance through two existing investment strategies: net lease and real estate finance.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Part II Other Information - Item 1A. Risk Factors” and “Part I Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
2024 Second Quarter Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income Attributable to Blue Owl Capital Inc.	$33,945	$12,859	$59,036	$21,176

Fee-Related Earnings(1)	$296,475	$244,597	$586,173	$470,496

Distributable Earnings(1)	$272,965	$227,016	$513,064	$436,030
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Acquisitions
On June 6, 2024, we completed the Prima Acquisition (as defined in Note 1 to our Financial Statements) for $173 million, through a combination of cash and Blue Owl equity, creating our real estate finance strategy. See Note 3 to our Financial Statements for additional information. Additionally, subject to achievement of certain milestones, we will deliver earnout consideration in the form of Class A Shares representing an aggregate value of approximately $26.3 million and earnout consideration in the form of Class C Shares and Common Units representing an aggregate value of up to approximately $8.7 million, representing a total value of up to $35.0 million.
On July 1, 2024, we completed the KAM Acquisition (as defined in Note 14 to our Financial Statements) for $750 million. We funded the KAM Acquisition through a combination of $325 million in cash and $425 million in Blue Owl Class A common stock, subject to certain closing consideration adjustments. In addition, there is potential for up to a $250 million earnout subject to certain adjustments and achievements of future revenue targets.
On July 16, 2024 we announced our entry into an agreement to acquire substantially all of the assets of Atalaya Capital Management LP (“Atalaya”), Atalaya Capital Leasing LLC and Atalaya’s other investment advisor affiliates and subsidiaries (the “Atalaya Acquisition”) for $450 million. The Atalaya Acquisition will be funded through a combination of approximately $350 million of Class A Shares, Common Units and corresponding Class C Shares, and cash of approximately $100 million, subject to certain closing consideration adjustments. Additionally, subject to achievement of certain revenue targets, we will deliver earnout consideration in the form of Common Units and Class C Shares representing an aggregate value of up to approximately $350 million. The Atalaya Acquisition is expected to close in the second half of 2024, subject to customary closing conditions.

Assets Under Management

Blue Owl AUM: $192.2 billion FPAUM: $121.5 billion

Credit AUM: $95.1 billion FPAUM: $63.7 billion	GP Strategic Capital AUM: $57.8 billion FPAUM: $32.8 billion	Real Estate AUM: $39.2 billion FPAUM: $25.0 billion

Diversified Lending Commenced 2016 AUM: $56.4 billion FPAUM: $35.0 billion	GP Minority Stakes Commenced 2010 AUM: $55.5 billion FPAUM: $31.4 billion	Net Lease Commenced 2009 AUM: $28.4 billion FPAUM: $15.6 billion
Technology Lending Commenced 2018 AUM: $22.4 billion FPAUM: $16.2 billion	GP Debt Financing Commenced 2019 AUM: $1.6 billion FPAUM: $1.1 billion	Real Estate Finance Commenced 2024 AUM: $10.8 billion FPAUM: $9.4 billion
First Lien Lending Commenced 2018 AUM: $4.6 billion FPAUM: $1.9 billion	Professional Sports Minority Stakes Commenced 2021 AUM: $0.8 billion FPAUM: $0.3 billion
Opportunistic Lending Commenced 2020 AUM: $2.5 billion FPAUM: $1.5 billion
Liquid Credit Commenced 2022 AUM: $7.8 billion FPAUM: $7.8 billion
Other AUM: $1.4 billion FPAUM: $1.4 billion

All amounts shown as of June 30, 2024, totals may not sum due to rounding.
As of June 30, 2024, our AUM was $192.2 billion, which included $121.5 billion of FPAUM. As of June 30, 2024, we have $15.9 billion in AUM not yet paying fees, providing over $200 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, including during periods of market uncertainty and volatility. During the second quarter of 2024, industry M&A and capital markets activity remained moderately constructive, a continuation of the improvement relative to late 2022 and early 2023.
Over the past twelve months, 91% of our GAAP management fees and 92% of our FRE management fees were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. Fundraising and capital deployment contributed to management fee growth of 21% over the last twelve months. We ended the second quarter of 2024 with substantial available capital to deploy, reporting $15.9 billion of AUM not yet paying fees.

The second quarter of 2024 was our most active deployment quarter ever, with $19 billion of originations, as direct lenders continued to play a significant role in new deals, add-ons and refinancings alongside the syndicated market. For Blue Owl, positive net deployment and ongoing capital raising continued to drive management fees higher while the credit quality of our portfolio remains strong.

We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated, particularly in the current challenging fundraising and realization environment. We continue to raise capital across our large-cap and mid-cap GP stakes strategies.

In Real Estate, we continue to actively deploy capital in our net lease strategy at attractive cap rates in the mid to high 7 percent range behind our four major themes: digital infrastructure, onshoring, healthcare real estate and essential retail. Investors in our net lease strategy continue to benefit from inflation-mitigation, highly predictable net rent growth and long-duration contractual income across the portfolio. We also closed the Prima Acquisition during the second quarter, forming the base of our newly launched real estate finance strategy and expanding the array of financing solutions we offer.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed management fees. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our Financial Statements. See “Item 1A. Risk Factors —Risks Related to Macroeconomic Factors” in our Annual Report.
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
As of June 30, 2024, assets under management related to us, our executives and other employees totaled approximately $3.9 billion (including $1.8 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide over $200 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of June 30, 2024, totals may not sum due to rounding.
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

Management Fees
Six Months Ended June 30, 2024

6%
3%
91%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$91,289	$55,793	$27,238	$174,320	$71,617	$49,167	$23,590	$144,374
Acquisitions	—	—	10,850	10,850	—	—	—	—
New capital raised	3,433	1,288	659	5,380	1,529	184	1,150	2,863
Change in debt	1,341	—	608	1,949	716	—	201	917
Distributions	(1,669)	(643)	(270)	(2,582)	(842)	(409)	(209)	(1,460)
Change in value / other	710	1,406	123	2,239	773	1,992	94	2,859
Ending Balance	$95,104	$57,844	$39,208	$192,156	$73,793	$50,934	$24,826	$149,553

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$84,632	$54,199	$26,856	$165,687	$68,607	$48,510	$21,085	$138,202
Acquisitions	—	—	10,850	10,850	—	—	—	—
New capital raised	6,463	1,950	1,708	10,121	3,469	504	2,689	6,662
Change in debt	5,238	—	735	5,973	1,655	—	696	2,351
Distributions	(2,918)	(729)	(468)	(4,115)	(1,605)	(1,111)	(416)	(3,132)
Change in value / other	1,689	2,424	(473)	3,640	1,667	3,031	772	5,470
Ending Balance	$95,104	$57,844	$39,208	$192,156	$73,793	$50,934	$24,826	$149,553
Credit. The increase in AUM for the six months ended June 30, 2024 was driven by the following:
•$3.3 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC.
•$1.8 billion new capital raised in first lien lending, primarily driven by recently launched products.
•$0.8 billion new capital raised in technology lending, primarily driven by continued private wealth fundraising in OTIC.
•$5.2 billion of additional net debt commitments, primarily in diversified lending and technology lending strategies as we continue to opportunistically manage leverage in our BDCs.
•$2.9 billion offsetting decrease in distributions, which primarily relate to distributions paid from our BDCs. Redemptions and repurchases from these products were not material.
•$1.7 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in AUM for the six months ended June 30, 2024 was driven by overall appreciation primarily in our GP minority stakes strategy of $2.4 billion and new capital raised of $2.0 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product.
Real Estate. The increase in AUM for the six months ended June 30, 2024 was driven by the products added in connection with the Prima Acquisition that closed in June 2024 and new capital raised of $1.7 billion across various products, primarily Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, and Blue Owl Real Estate Fund VI (“OREF VI”), our triple net-lease drawdown product.

Changes in FPAUM

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$58,779	$31,763	$14,895	$105,437	$51,150	$28,561	$11,922	$91,633
Acquisitions	—	—	9,430	9,430	—	—	—	—
New capital raised / deployed	5,760	1,025	919	7,704	1,001	234	1,279	2,514
Fee basis step down	—	—	—	—	—	(333)	—	(333)
Distributions	(1,547)	—	(270)	(1,817)	(765)	—	(141)	(906)
Change in value / other	744	—	51	795	691	—	24	715
Ending Balance	$63,736	$32,788	$25,025	$121,549	$52,077	$28,462	$13,084	$93,623

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$57,074	$31,075	$14,547	$102,696	$49,041	$28,772	$10,997	$88,810
Acquisitions	—	—	9,430	9,430	—	—	—	—
New capital raised / deployed	7,850	1,713	1,858	11,421	3,022	226	2,357	5,605
Fee basis step down	—	—	—	—	—	(333)	—	(333)
Distributions	(2,704)	—	(468)	(3,172)	(1,497)	(203)	(292)	(1,992)
Change in value / other	1,516	—	(342)	1,174	1,511	—	22	1,533
Ending Balance	$63,736	$32,788	$25,025	$121,549	$52,077	$28,462	$13,084	$93,623
Credit. The increase in FPAUM for the six months ended June 30, 2024 was driven by the following:
•$5.4 billion new capital raised in diversified lending, primarily driven by continued private wealth fundraising in OCIC.
•$1.8 billion new capital raised in technology lending, driven by continued private wealth fundraising in OTIC.
•$0.5 billion new capital raised in our strategic equity investment strategy.
•$2.7 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs. Redemptions and repurchases from these products were not material.
•$1.5 billion of overall appreciation across the platform.
GP Strategic Capital. The increase in FPAUM for the six months ended June 30, 2024 was driven by new capital raised of $1.7 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product.
Real Estate. The increase in FPAUM for the six months ended June 30, 2024 was driven by the products added in connection with the Prima Acquisition that closed in June 2024, and by capital raised and deployment of $1.9 billion primarily in ORENT and OREF VI.

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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Diversified Lending (1)
Blue Owl Capital Corporation	2016	$14,941	$5,970	$5,970	$3,205	$6,015	$9,220	1.80x	1.57x	13.6%	9.8%
Blue Owl Capital Corporation II (2)	2017	$2,811	$1,246	$1,215	$476	$1,212	$1,688	NM	1.41x	NM	7.5%
Blue Owl Capital Corporation III	2020	$4,825	$1,837	$1,837	$504	$1,928	$2,432	1.41x	1.34x	14.7%	12.3%
Blue Owl Credit Income Corp. (2)	2020	$22,708	$10,651	$9,918	$1,272	$10,194	$11,466	NM	1.15x	NM	10.6%

Technology Lending (1)
Blue Owl Technology Finance Corp.	2018	$7,383	$3,329	$3,329	$826	$3,544	$4,370	1.43x	1.32x	11.9%	8.6%
Blue Owl Technology Finance Corp. II	2021	$7,784	$4,166	$1,987	$173	$2,095	$2,268	1.21x	1.15x	16.6%	11.8%
Blue Owl Technology Income Corp. (2)	2022	$4,875	$2,274	$2,092	$229	$2,159	$2,388	NM	1.14x	NM	11.9%

First Lien Lending (3)
Blue Owl First Lien Fund Levered	2018	$1,781	$986	$912	$524	$717	$1,241	1.44x	1.37x	10.9%	9.0%
Blue Owl First Lien Fund Unlevered	2019	$91	$175	$156	$98	$91	$189	1.26x	1.21x	6.6%	5.3%
(1)Information presented in the AUM through Total Value columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and not yet filing their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OBDC II, OCIC and OTIC.
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.42x and 1.31x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.2% and 7.5%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$724	$1,284	$1,266	$773	$501	$1,274	1.16x	1.01x	2.7%	0.1%
Blue Owl GP Stakes II	2014	$2,961	$2,153	$1,961	$918	$2,218	$3,136	1.91x	1.60x	13.8%	9.3%
Blue Owl GP Stakes III	2015	$10,233	$5,318	$3,275	$3,447	$5,593	$9,040	3.38x	2.76x	30.2%	23.5%
Blue Owl GP Stakes IV	2018	$15,871	$9,041	$6,533	$4,536	$8,377	$12,913	2.37x	1.98x	62.8%	41.0%
Blue Owl GP Stakes V	2020	$13,567	$12,852	$4,581	$2,121	$3,086	$5,207	1.31x	1.14x	30.0%	12.3%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,066	$1,250	$1,260	$1,492	$470	$1,962	1.73x	1.56x	23.1%	19.0%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,571	$3,553	$3,849	$1,307	$3,529	$4,836	1.29x	1.26x	11.6%	10.3%
Blue Owl Real Estate Fund V (1)	2020	$4,274	$2,500	$2,500	$853	$2,567	$3,420	1.47x	1.37x	26.5%	21.3%
Blue Owl Real Estate Net Lease Trust (2)	2022	$5,248	$3,084	$3,084	$116	$2,879	$2,995	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2023	$6,318	$5,163	$438	$18	$389	$407	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $129,442 and $91,938)	$465,754	$371,829	$93,925
Administrative, transaction and other fees	83,906	45,108	38,798
Performance revenues	188	—	188
Total Revenues, Net	549,848	416,937	132,911
Expenses
Compensation and benefits	227,103	208,281	18,822
Amortization of intangible assets	56,734	115,917	(59,183)
General, administrative and other expenses	93,458	51,482	41,976
Total Expenses	377,295	375,680	1,615
Other Loss
Net gains on investments	2,624	3,030	(406)
Interest and dividend income	13,787	5,606	8,181
Interest expense	(32,715)	(19,174)	(13,541)
Change in TRA liability	(2,978)	10,116	(13,094)
Change in warrant liability	3,050	450	2,600
Change in earnout liability	(70)	(1,844)	1,774
Total Other Loss	(16,302)	(1,816)	(14,486)
Income Before Income Taxes	156,251	39,441	116,810
Income tax expense	18,197	5,402	12,795
Consolidated Net Income	138,054	34,039	104,015
Net income attributable to noncontrolling interests	(104,109)	(21,180)	(82,929)
Net Income Attributable to Blue Owl Capital Inc.	$33,945	$12,859	$21,086
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $71.8 million, including an increase in Part I Fees of $36.3 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital increased $10.4 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate increased $11.8 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$22.6 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$9.9 million increase in dealer manager revenues, due primarily to growth in the distribution of OCIC and ORENT.
•$6.3 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to the growth of our products and business overall.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$36.2 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$10.9 million offsetting decrease in equity-based compensation, primarily reflecting an $18.7 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2024, partially offset by an $8.0 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation.
•$6.5 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets decreased $59.2 million reflecting the increase in trademarks amortization as a result of corporate actions taken in the prior year period that resulted in a shorter useful life.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily due to the following:
•$20.2 million increase in distribution costs, primarily related to our Credit and Real Estate Products.
•$10.5 million increase in reimbursed expenses, primarily related to dealer manager expenses, due to growth in our products and business overall.
•$7.9 million increase in Transaction Expenses, primarily due to the KAM Acquisition and Prima Acquisition.
•The remaining net change was across various categories, driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by dividend income from the preferred equity investment related to the KAM Acquisition.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of senior notes during the three months ended June 30, 2024.
Change in TRA Liability. The change in TRA for the current year and prior year periods was driven by changes in fair value attributable to the portion of the TRA classified as contingent consideration from the Business Combination. The change for the current year period was driven by the passage of time, while the change for the prior year period was driven by a combination of a higher discount rate, a change in the expected timing of future payments and the passage of time.
Income Tax Expense
The change in income tax expense was due to higher pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net income due to the drivers discussed above. The Common Units represent an approximately 66% and 68% weighted average economic interest in the Blue Owl Operating Group for the three months ended June 30, 2024 and June 30, 2023, respectively.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $249,603 and $177,802)	$913,652	$730,654	$182,998
Administrative, transaction and other fees	147,303	76,763	70,540
Performance revenues	2,233	506	1,727
Total Revenues, Net	1,063,188	807,923	255,265
Expenses
Compensation and benefits	451,894	405,899	45,995
Amortization of intangible assets	112,929	186,808	(73,879)
General, administrative and other expenses	170,206	107,616	62,590
Total Expenses	735,029	700,323	34,706
Other Loss
Net gains on investments	5,797	3,642	2,155
Interest and dividend income	18,542	10,395	8,147
Interest expense	(55,199)	(37,536)	(17,663)
Change in TRA liability	(1,959)	8,152	(10,111)
Change in warrant liability	(11,650)	(1,500)	(10,150)
Change in earnout liability	(655)	(2,838)	2,183
Total Other Loss	(45,124)	(19,685)	(25,439)
Income Before Income Taxes	283,035	87,915	195,120
Income tax expense	32,968	11,842	21,126
Consolidated Net Income	250,067	76,073	173,994
Net income attributable to noncontrolling interests	(191,031)	(54,897)	(136,134)
Net Income Attributable to Blue Owl Capital Inc.	$59,036	$21,176	$37,860
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $134.4 million, including an increase in Part I Fees of $69.5 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital increased $21.5 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate increased $27.1 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$38.9 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$17.9 million increase in dealer manager revenues, due primarily to growth in the distribution of our retail OCIC and ORENT.
•$13.7 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to growth of our products and business overall.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$77.0 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$18.4 million offsetting decrease in equity-based compensation, primarily reflecting a $37.3 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2024, partially offset by an $18.5 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation.
•$12.6 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets decreased $73.9 million due to increased trademarks amortization as a result of corporate actions taken in the prior year period that resulted in a shorter useful life.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$24.1 million increase in distribution costs, primarily related to our Credit and Real Estate products.
•$18.4 million increase in reimbursed expenses, primarily related to dealer manager expenses, due to growth in our products and business overall.
•$16.0 million increase in Transaction Expenses, primarily due to the KAM Acquisition and Prima Acquisition.
•The remaining net change was across various categories, driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by dividend income from the preferred equity investment related to the KAM Acquisition.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of senior notes during the six months ended June 30, 2024.
Change in TRA Liability. The change in TRA for the current year and prior year periods was driven by changes in fair value attributable to the portion of the TRA classified as contingent consideration from the Business Combination. The change for the current year period was driven by a combination of a change in the expected timing of future payments, the passage of time and a higher discount rate, while the change for the prior year period was driven by a combination of a change in the expected timing of future payments and the passage of time.
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
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 65% and 68% weighted average economic interest in the Blue Owl Operating Group for the six months ended June 30, 2024 and June 30, 2023, respectively.

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
Margins
GAAP Margin is calculated as income before income taxes, divided by total revenues. FRE Margin is a supplemental non-GAAP measure that equals Fee-Related Earnings before net (income) loss allocated to noncontrolling interests, divided by FRE revenues. Management believes that FRE Margin can be useful as a supplemental performance measure used to make operating decisions and assess our core operating results.

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
FRE revenues	$520,006	$401,476	$1,006,554	$778,879
FRE expenses	213,875	154,732	404,912	306,362
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,656)	(2,147)	(15,469)	(2,021)
Fee-Related Earnings	$296,475	$244,597	$586,173	$470,496
Distributable Earnings	$272,965	$227,016	$513,064	$436,030
Fee-Related Earnings and Distributable Earnings for the three months ended June 30, 2024 increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below. Fee-Related Earnings and Distributable Earnings for the six months ended June 30, 2024 increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Credit Platform
Diversified lending	$208,010	$155,086	$400,388	$301,181
Technology lending	61,428	48,097	120,638	95,787
First lien lending	3,410	4,748	7,513	9,233
Opportunistic lending	2,398	2,475	4,783	4,875
Liquid credit	6,736	6,136	13,535	13,654
Other	6,328	—	12,254	—
Management Fees, Net	288,310	216,542	559,111	424,730
Administrative, transaction and other fees	41,703	18,509	65,978	26,033
FRE performance revenues	188	—	363	—
FRE Revenues - Credit Platform	330,201	235,051	625,452	450,763

GP Strategic Capital Platform
GP minority stakes	139,489	130,424	279,275	260,720
GP debt financing	5,674	3,626	11,079	7,377
Professional sports minority stakes	732	565	1,964	967
Management Fees, Net	145,895	134,615	292,318	269,064
Administrative, transaction and other fees	1,632	1,306	3,250	2,509
FRE Revenues - GP Strategic Capital Platform	147,527	135,921	295,568	271,573

Real Estate Platform
Net lease	40,853	30,442	82,187	56,399
Real estate finance	1,356	—	1,356	—
Management Fees, Net	42,209	30,442	83,543	56,399
FRE performance revenues	—	—	1,870	—
Administrative, transaction and other fees	69	62	121	144
FRE Revenues - Real Estate Platform	42,278	30,504	85,534	56,543
Total FRE Revenues	$520,006	$401,476	$1,006,554	$778,879

FRE Management Fees. For the three months ended June 30, 2024, the increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $71.8 million, including an increase in Part I Fees of $36.3 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital FRE management fees increased $11.3 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate FRE management fees increased $11.8 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
FRE Management Fees. For the six months ended June 30, 2024, the increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $134.4 million, including an increase in Part I Fees of $69.5 million, due to continued fundraising and deployment of capital within new and existing Credit products.
•GP Strategic Capital FRE management fees increased $23.3 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate FRE management fees increased $27.1 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT.
FRE Administrative, Transaction and Other Fees.
For the three and six months ended June 30, 2024, the increase in FRE administrative, transaction and other fees was driven primarily by an increase of $22.6 million and $38.9 million, respectively, in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
FRE compensation and benefits	$148,202	$115,621	$286,868	$219,221
FRE general, administrative and other expenses	65,673	39,111	118,044	87,141
Total FRE Expenses	$213,875	$154,732	$404,912	$306,362
FRE Compensation and Benefits.
For the three and six months ended June 30, 2024, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended June 30, 2024, FRE general, administrative and other expenses increased, driven by the following:
•$13.3 million increase primarily in office-related expenses and professional fees due to increased headcount and our continued growth.
•$10.2 million increase in distribution costs, primarily related to our Credit and Real Estate products.
•$2.2 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•The remaining net change was across various categories, driven by our continued growth.
FRE General, Administrative and Other Expenses. For the six months ended June 30, 2024, FRE general, administrative and other expenses increased, driven by the following:
•$17.9 million increase primarily in office-related expenses and professional fees due to increased headcount and our continued growth.
•$6.1 million increase in distribution costs, primarily related to our Credit products.
•$5.5 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•The remaining net change was across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Net Income Attributable to Class A Shares	$33,945	$12,859	$59,036	$21,176
Net income attributable to noncontrolling interests	104,109	21,180	191,031	54,897
Income tax expense	18,197	5,402	32,968	11,842
GAAP Income Before Income Taxes	156,251	39,441	283,035	87,915
Strategic Revenue-Share Purchase consideration amortization	10,660	9,770	21,320	19,539
DE performance revenues	—	—	—	(506)
DE performance revenues compensation	—	—	—	177
Equity-based compensation - other	40,155	32,204	86,305	67,832
Equity-based compensation - acquisition related	2,163	20,897	4,266	41,576
Equity-based compensation - Business Combination grants	17,649	17,725	35,109	34,693
Acquisition-related cash earnout amortization	—	6,498	—	12,596
Capital-related compensation	681	1,860	1,594	3,558
Amortization of intangible assets	56,734	115,917	112,929	186,808
Transaction Expenses	11,613	3,701	19,835	3,817
Expense support	(6,077)	(3,085)	(7,875)	(5,173)
Net losses on investments	(2,624)	(3,030)	(5,797)	(3,642)
Change in TRA liability	2,978	(10,116)	1,959	(8,152)
Change in warrant liability	(3,050)	(450)	11,650	1,500
Change in earnout liability	70	1,844	655	2,838
Interest and dividend income	(13,787)	(5,606)	(18,542)	(10,395)
Interest expense	32,715	19,174	55,199	37,536
Fee-Related Earnings Before Noncontrolling Interests	306,131	246,744	601,642	472,517
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,656)	(2,147)	(15,469)	(2,021)
Fee-Related Earnings	296,475	244,597	586,173	470,496
DE performance revenues	—	—	—	506
DE performance revenues compensation	—	—	—	(177)
Interest and dividend income	13,787	5,606	18,542	10,395
Interest expense	(32,715)	(19,174)	(55,199)	(37,536)
Taxes and TRA payments	(4,582)	(4,013)	(36,452)	(7,654)
Distributable Earnings	$272,965	$227,016	$513,064	$436,030

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Revenues	$549,848	$416,937	$1,063,188	$807,923
Strategic Revenue-Share Purchase consideration amortization	10,660	9,770	21,320	19,539
DE performance revenues	—	—	—	(506)
Reimbursed expenses	(40,502)	(25,231)	(77,954)	(48,077)
FRE Revenues	$520,006	$401,476	$1,006,554	$778,879

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Compensation and Benefits	$227,103	$208,281	$451,894	$405,899
DE performance revenues compensation	—	—	—	(177)
Equity-based compensation - other	(40,155)	(32,204)	(86,305)	(67,832)
Equity-based compensation - acquisition related	(2,163)	(20,897)	(4,266)	(41,576)
Equity-based compensation - Business Combination grants	(17,649)	(17,725)	(35,109)	(34,693)
Acquisition-related cash earnout amortization	—	(6,498)	—	(12,596)
Capital-related compensation	(681)	(1,860)	(1,594)	(3,558)
Reimbursed expenses	(18,253)	(13,476)	(37,752)	(26,246)
FRE Compensation and Benefits	$148,202	$115,621	$286,868	$219,221

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP General, Administrative and Other Expenses	$93,458	$51,482	$170,206	$107,616
Transaction Expenses	(11,613)	(3,701)	(19,835)	(3,817)
Expense support	6,077	3,085	7,875	5,173
Reimbursed expenses	(22,249)	(11,755)	(40,202)	(21,831)
FRE General, Administrative and Other Expenses	$65,673	$39,111	$118,044	$87,141

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Income Before Income Taxes	$156,251	$39,441	$283,035	$87,915
GAAP Revenues	549,848	416,937	1,063,188	807,923
GAAP Margin	28%	9%	27%	11%

Fee-Related Earnings Before Noncontrolling Interests	306,131	246,744	601,642	472,517
FRE Revenues	520,006	401,476	1,006,554	778,879
FRE Margin	59%	61%	60%	61%
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
We ended the second quarter of 2024 with $436.8 million of cash and cash equivalents and approximately $1.5 billion available under our Revolving Credit Facility. During the three months ended June 30, 2024, we issued $1.0 billion of 6.250% Senior Notes due 2034 (the “2034 Notes”), which proceeds we used to repay outstanding borrowings under our Revolving Credit Facility and provide additional liquidity for general corporate purposes, including to fund strategic acquisitions and related transactions and growth initiatives. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of June 30, 2024, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and collectively with the 2028 Notes, 2031 Notes, 2032 and the 2034 Notes, the “Notes”). Our Revolving Credit Facility was fully repaid as of June 30, 2024. We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 7 to our Financial Statements and Note 4 to the financial statements in our Annual Report for additional information regarding our debt obligations.
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of June 30, 2024, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.3 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three and six months ended June 30, 2024 and 2023.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and six months ended June 30, 2024, 31,669 RSUs with a fair value of $0.6 million and 1,000,818 RSUs with a fair value of $18.1 million, respectively, were withheld to satisfy tax withholding obligations. During the three and six months ended June 30, 2023, 39,640 RSUs with a fair value of $0.4 million and 358,946 RSUs with a fair value of $4.8 million, respectively, were withheld to satisfy tax withholding obligations.
Oak Street Cash Earnouts, Wellfleet Earnouts and Prima Earnouts
A portion of the Oak Street Cash Earnout, the Wellfleet Earnouts (each as defined in Note 3 in our Annual Report) and the Prima Earnouts (defined in Note 3 to the Financial Statements) is classified as a liability and represents the fair value of the obligation to make future cash payments that would need to be made if all the respective Oak Street Triggering Events, Wellfleet Triggering Events and Prima Triggering Events occur. In April 2023, we modified our purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time, which would result in mark-to-market losses being recognized in our consolidated statement of operations. Further, the cash portion classified as compensation expense will be expensed and a corresponding accrued compensation liability will be recorded over the service period. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In April 2023, the Wellfleet Triggering Event occurred with respect to the First Wellfleet Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout. In April 2024, the Wellfleet Triggering Event occurred with respect to the Second Wellfleet Earnout. For details on the Oak Street Cash Earnout and Wellfleet Earnouts, see Note 1 to the Financial Statements and Note 3 to the financial statements in our Annual Report for additional information.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the second quarter of 2024, we declared a dividend of $0.18 to holders of record as of the close of business on August 21, 2024, which will be paid on August 30, 2024. We set the target annual dividend for fiscal year 2024 at $0.72 per Class A Share (representing a fixed quarterly dividend of $0.18 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$349,541	$359,094	$(9,553)
Investing activities	(150,021)	(56,896)	(93,125)
Financing activities	133,071	(328,956)	462,027
Net Change in Cash and Cash Equivalents	$332,591	$(26,758)	$359,349
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
Included in the six months ended June 30, 2024 were the cash outflows of the portion of the Second Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2024; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Included in the six months ended June 30, 2023 were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the six months ended June 30, 2024 were primarily related to a preferred equity investment in Kuvare UK Holdings, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage that was fully repaid.
Cash flows from investing activities for the six months ended June 30, 2023, were primarily related to purchases of investments in our Real Estate products, as well as cash outflows related to office space-related leasehold improvements.
Financing Activities. Cash flows from financing activities for the six months ended June 30, 2024 were primarily related to the issuance of our 2034 Notes and borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance the Prima Acquisition that closed on June 6, 2024 and the KAM Acquisition that closed on July 1, 2024. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the six months ended June 30, 2024 was a portion of the cash outflows related to the Second Oak Street Earnout classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
Cash flows from financing activities for the six months ended June 30, 2023 were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). In addition, we had borrowings and repayments under our Revolving Credit Facility, as well as the issuance of our 2028 Notes, which borrowings were used to finance working capital needs and general capital purposes. Included in the six months ended June 30, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023.
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
Earnout Liability
The fair value of our earnout liability was determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of this liability may have a material impacts on our results of operations in any given period, as any increases in this liability has a corresponding negative impact on our GAAP results of operations. See Note 4 to our Financial Statements for additional details.
Preferred Equity Investment
We have elected the fair value option on our preferred equity investment. The valuation of the preferred equity investment considers our best estimate of future cash flow, including timing of repayment, which is discounted considering the risk free rate and credit assumptions related to the underlying issuer. A decrease in the expected cash flows or increase in the discount rate assumptions would result in a decrease in the fair value of the preferred equity investment, which would have a correspondingly negative impact on our GAAP results of operations. These assumptions require a significant amount of judgment and could have a material impact on the valuation. See Note 4 to our Financial Statements for additional details.
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
Acquisitions
Purchase Price Allocation
We account for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed, with any excess consideration allocated to goodwill, using the fair values determined by management as of the acquisition date.
Management’s determination of the fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available and may incorporate management’s own assumptions and involve significant judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date. Assumptions in valuing certain intangible assets include, but are not limited to, future expected cash inflows and outflows, future fundraising and timing of new product launches, discount rates, revenue volatility and income tax rates. Our estimates for future cash flows are based on historical data, internal estimates and external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying assets acquired. We estimate the useful lives of intangible assets based on the expected period over which we anticipate generating substantially all of the economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
Impairment Testing of Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the adverse impacts to FPAUM and management fees and general economic conditions that require judgement in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets. We also estimate the useful lives of our finite-lived intangible assets for purposes of amortization. The useful lives are based on our judgment of the expected future economic benefits of the assets. Changes in estimated useful lives could result in significant changes to the amount of amortization expense recognized in future periods.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the six months ended June 30, 2024, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.6*
Registration Rights and Lock-Up Agreement, dated as of July 1, 2024, by and among Blue Owl Capital Inc., Makena Strategic Opportunities Fund — KH, LLC, KIS Holdings Ltd., KIS Participation LP, Kuvare Insurance Services LLC and other sellers party thereto

10.1	Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K/A filed on June 20, 2024)
10.2
Registration Rights Agreement, dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, BofA Securities, Inc. and Goldman Sachs & Co. LLC, as representatives of the initial purchasers and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

10.3
Registration Rights Agreement, dated as of June 6, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 6, 2024)

10.4*	First Amendment to Amended and Restated Investor Rights Agreement, dated as of June 13, 2024 among Blue Owl Capital Inc. and the other parties thereto
10.5
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2024, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 23, 2024)

31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (v) the Notes to the Consolidated Financial Statements

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

Date: August 1, 2024	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$436,751	$104,160
Due from related parties	435,988	367,136
Investments (includes $358,830 and $78,779 at fair value and $171,009 and $337,595 of investments in the Company’s products, respectively)	431,127	344,265
Operating lease assets	287,564	281,669
Strategic Revenue-Share Purchase consideration, net	395,761	417,081
Deferred tax assets	1,047,421	781,694
Intangible assets, net	2,105,079	2,110,008
Goodwill	4,298,441	4,224,153
Other assets, net	222,425	187,455
Total Assets	$9,660,557	$8,817,621
Liabilities
Debt obligations, net	$2,458,530	$1,681,241
Accrued compensation	224,130	370,726
Operating lease liabilities	348,237	319,532
TRA liability (includes $110,290 and $116,398 at fair value, respectively)	1,169,549	879,509
Warrant liability, at fair value	34,250	22,600
Earnout liability, at fair value	23,796	92,909
Deferred tax liabilities	33,700	34,419
Accounts payable, accrued expenses and other liabilities	150,219	138,754
Total Liabilities	4,442,411	3,539,690
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 537,618,016 and 464,425,386 issued and outstanding, respectively	54	46
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 586,663,972 and 632,486,822 issued and outstanding, respectively	59	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 315,683,948 and 317,089,623 issued and outstanding, respectively	32	32
Additional paid-in capital	2,729,472	2,410,982
Accumulated deficit	(982,742)	(882,884)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,746,875	1,528,239
Stockholders’ equity attributable to noncontrolling interests	3,471,271	3,749,692
Total Stockholders’ Equity	5,218,146	5,277,931
Total Liabilities and Stockholders’ Equity	$9,660,557	$8,817,621
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Management fees, net (includes Part I Fees of $129,442, $91,938, $249,603 and $177,802 respectively)	$465,754	$371,829	$913,652	$730,654
Administrative, transaction and other fees	83,906	45,108	147,303	76,763
Performance revenues	188	—	2,233	506
Total Revenues, Net	549,848	416,937	1,063,188	807,923
Expenses
Compensation and benefits	227,103	208,281	451,894	405,899
Amortization of intangible assets	56,734	115,917	112,929	186,808
General, administrative and other expenses	93,458	51,482	170,206	107,616
Total Expenses	377,295	375,680	735,029	700,323
Other Loss
Net gains on investments	2,624	3,030	5,797	3,642
Interest and dividend income	13,787	5,606	18,542	10,395
Interest expense	(32,715)	(19,174)	(55,199)	(37,536)
Change in TRA liability	(2,978)	10,116	(1,959)	8,152
Change in warrant liability	3,050	450	(11,650)	(1,500)
Change in earnout liability	(70)	(1,844)	(655)	(2,838)
Total Other Loss	(16,302)	(1,816)	(45,124)	(19,685)
Income Before Income Taxes	156,251	39,441	283,035	87,915
Income tax expense	18,197	5,402	32,968	11,842
Consolidated Net Income	138,054	34,039	250,067	76,073
Net income attributable to noncontrolling interests	(104,109)	(21,180)	(191,031)	(54,897)
Net Income Attributable to Blue Owl Capital Inc.	$33,945	$12,859	$59,036	$21,176

Earnings per Class A Share
Basic	$0.06	$0.03	$0.12	$0.05
Diluted	$0.06	$0.02	$0.11	$0.04
Weighted-Average Class A Shares
Basic(1)	530,100,825	459,396,686	509,268,023	457,801,762
Diluted	539,392,803	1,430,966,523	520,030,638	1,430,462,269

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class A Shares Par Value
Beginning balance	$50	$45	$46	$45
Shares delivered on vested RSUs	—	—	1	—
Class A Shares issued in connection with Prima Acquisition	1	—	1	—
Class C Shares and Common Units exchanged for Class A Shares	3	—	6	—
Ending Balance	$54	$45	$54	$45

Class C Shares Par Value
Beginning balance	$61	$64	$63	$63
Settlement of Oak Street Earnout Securities	—	—	1	1
Common Units issued in connection with Prima Acquisition	1	—	1	—
Class C Shares and Common Units exchanged for Class A Shares	(3)	(1)	(6)	(1)
Ending Balance	$59	$63	$59	$63

Class D Shares Par Value
Beginning balance	$32	$32	$32	$32
Ending Balance	$32	$32	$32	$32

Additional Paid-in Capital
Beginning balance	$2,568,949	$2,328,516	$2,410,982	$2,293,903
Equity classified contingent consideration in connection with Wellfleet Acquisition	—	(969)	—	(969)
Deferred taxes on capital transactions	125,326	18,213	284,114	10,160
TRA liability on capital transactions	(149,427)	(22,535)	(316,190)	(23,523)
Equity-based compensation	6,106	3,055	11,187	7,563
Withholding taxes on vested RSUs	(201)	(160)	(6,313)	(1,555)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	68,892	33,710	235,865	74,251
Class A Shares issued in connection with Prima Acquisition	109,827	—	109,827	—
Ending Balance	$2,729,472	$2,359,830	$2,729,472	$2,359,830

Accumulated Deficit
Beginning balance	$(922,988)	$(738,949)	$(882,884)	$(689,345)
Cash dividends declared on Class A Shares	(93,699)	(62,435)	(158,894)	(120,356)
Comprehensive income	33,945	12,859	59,036	21,176
Ending Balance	$(982,742)	$(788,525)	$(982,742)	$(788,525)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$1,746,875	$1,571,445	$1,746,875	$1,571,445

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,525,462	$3,879,630	$3,749,692	$3,944,188
Equity-based compensation	51,795	61,075	115,169	125,880
Contributions	7,002	9,952	14,974	19,777
Distributions	(174,976)	(137,800)	(379,178)	(267,158)
Withholding taxes on vested RSUs	(424)	(253)	(11,747)	(3,259)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(68,892)	(33,709)	(235,865)	(74,250)
Common Units issued in connection with Prima Acquisition	27,195	—	27,195	—
Comprehensive income	104,109	21,180	191,031	54,897
Ending Balance	$3,471,271	$3,800,075	$3,471,271	$3,800,075
Total Stockholders’ Equity	$5,218,146	$5,371,520	$5,218,146	$5,371,520

Cash Dividends Paid per Class A Share	$0.18	$0.14	$0.32	$0.27

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of Class A Shares
Beginning balance	500,879,131	445,872,226	464,425,386	445,131,351
Shares delivered on vested RSUs	66,672	81,917	1,319,015	506,850
Class A Shares issued in connection with Prima Acquisition	6,352,047	—	6,352,047	—
Class C Shares and Common Units exchanged for Class A Shares	29,987,495	8,603,451	64,115,893	8,919,393
Class D Shares and Common Units exchanged for Class A Shares	332,671	—	1,405,675	—
Ending Balance	537,618,016	454,557,594	537,618,016	454,557,594

Number of Class C Shares
Beginning balance	611,908,856	642,123,728	632,486,822	629,402,505
Common Units issued in connection with Prima Acquisition	1,572,883	—	1,572,883	—
Class C Shares and Common Units exchanged for Class A Shares	(29,987,495)	(8,603,451)	(64,115,893)	(8,919,393)
Shares delivered on vested Common Units	3,169,728	—	3,682,995	—
Settlement of Oak Street Earnout Units	—	—	13,037,165	13,037,165
Ending Balance	586,663,972	633,520,277	586,663,972	633,520,277

Number of Class D Shares
Beginning balance	316,016,619	319,132,127	317,089,623	319,132,127
Class D Shares and Common Units exchanged for Class A Shares	(332,671)	—	(1,405,675)	—
Ending Balance	315,683,948	319,132,127	315,683,948	319,132,127
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Consolidated net income	$250,067	$76,073
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	112,929	186,808
Equity-based compensation	125,680	144,101
Depreciation and amortization of fixed assets	6,765	4,503
Amortization of debt discounts and deferred financing costs	3,154	2,260
Non-cash lease expense	22,553	10,771
Payment of earnout liability in excess of acquisition-date fair value	(13,808)	(7,406)
Net gains on investments, net of dividends on equity-method investments	(330)	(3,642)
Change in TRA liability	1,959	(8,152)
Change in warrant liability	11,650	1,500
Change in earnout liability	655	2,838
Deferred income taxes	20,176	1,889
Changes in operating assets and liabilities:
Due from related parties	(66,845)	21,751
Strategic Revenue-Share Purchase consideration	21,320	19,539
Other assets, net	(8,334)	(987)
Accrued compensation	(140,499)	(99,928)
Accounts payable, accrued expenses and other liabilities	2,449	7,176
Net Cash Provided by Operating Activities	349,541	359,094

Cash Flows from Investing Activities
Purchases of fixed assets	(39,032)	(15,853)
Purchases of investments	(286,900)	(49,684)
Proceeds from investment sales and maturities	203,869	8,641
Cash consideration paid for acquisitions, net of cash acquired	(27,958)	—
Net Cash Used in Investing Activities	(150,021)	(56,896)

Cash Flows from Financing Activities
Proceeds from debt obligations	1,950,000	604,802
Debt issuance costs	(19,835)	(5,777)
Repayments of debt obligations, including retirement costs	(1,155,000)	(474,998)
Payment of earnout liability, up to acquisition-date fair value	(79,981)	(79,134)
Equity-classified awards settled in cash	—	(3,186)
Payments under the TRA	(28,166)	—
Withholding taxes on vested RSUs	(18,060)	(4,814)
Dividends paid on Class A Shares	(158,894)	(120,356)
Contributions from noncontrolling interests	22,185	21,665
Distributions to noncontrolling interests	(379,178)	(267,158)
Net Cash Provided by (Used in) Financing Activities	133,071	(328,956)
Net Increase (Decrease) in Cash and Cash Equivalents	332,591	(26,758)
Cash and cash equivalents, beginning of period	104,160	68,079
Cash and Cash Equivalents, End of Period	$436,751	$41,321
Supplemental Information
Cash paid for interest	$39,543	$35,135
Cash paid for income taxes	$13,402	$9,249
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

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
Business Combination, Including Dyal Acquisition
On May 19, 2021, the Business Combination was completed resulting from transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and the Dyal Capital Partners business acquired from Neuberger Berman Group LLC (the “Dyal Acquisition”).
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Blue Owl Real Estate Capital, LLC (f/k/a Oak Street Real Estate Capital, LLC) and its advisory business (the “Oak Street Acquisition”).
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Blue Owl Liquid Credit Partners (f/k/a Wellfleet Credit Partners, LLC), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition”).
Par Four Acquisition
On August 15, 2023, the Company acquired the rights to certain CLO management agreements, related assets and personnel from Par Four CLO Management LLC (the “Par Four Acquisition”).
CHI Acquisition
On December 1, 2023, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Cowen Healthcare Investments (the “CHI Acquisition”).
Prima Acquisition
On June 6, 2024, the Company completed its acquisition of Prima Capital Advisors Holdings LLC (“Prima”) (the “Prima Acquisition,” and collectively with the Dyal Acquisition, Oak Street Acquisition, Wellfleet Acquisition, Par Four Acquisition and CHI Acquisition, the “Acquisitions”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of June 30, 2024:

June 30, 2024
Class A Shares	537,618,016
Class C Shares	586,663,972
Class D Shares	315,683,948
RSUs	29,142,465
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of June 30, 2024, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of June 30, 2024, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares.
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
Warrants—The Company has warrants outstanding that were issued in connection with the Business Combination (“Private Placement Warrants”). The Private Placement Warrants currently have a strike price of $11.20 and will expire on May 19, 2026.
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of June 30, 2024, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	June 30, 2024
GP Units	537,618,016
Common Units	902,347,920
Incentive Units	32,825,014

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in each of the Blue Owl Operating Partnerships. The GP Units are general partner interests in the Blue Owl Operating Partnerships that represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units refer collectively to a GP Unit in each of the Blue Owl Operating Partnerships. References to GP Units also include Common Units (as defined below) acquired and held directly or indirectly by the Registrant as a result of the Acquisitions and Common Units exchanged for Class A Shares.
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
Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 10 to the Financial Statements and Note 8 to the financial statements in our Annual Report. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units, unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the six months ended June 30, 2024 and 2023.
Pursuant to the terms of the Company’s RSU awards, upon the vesting of RSUs to employees, the Company net settles awards to satisfy employee tax withholding obligations. In such instances, the Company cancels a number of RSUs equivalent in value to the amount of tax withholding payments that the Company is making on behalf of employees out of available cash.
The following table presents RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of RSUs withheld to satisfy tax withholding obligations	31,669	39,640	1,000,818	358,946

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Acquisitions-Related Earnouts
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units and corresponding Class C Shares (collectively, the “Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events were based on achieving a certain level of quarterly management fee revenues from the Company’s Real Estate products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years, contingent upon the continued employment of certain employees associated with the Wellfleet Acquisition (“Wellfleet Triggering Events”). In April 2023, the Company modified the Wellfleet Earnout Shares arrangement, such that the settlement of the Wellfleet Earnout Shares would be in cash at each payment date, including the settlement of the First Wellfleet Earnouts during the second quarter of 2023. In April 2024, the Wellfleet Triggering Event occurred with respect to the Second Wellfleet Earnout. See Note 3 to the financial statements in the Company’s Annual Report for additional information.
In connection with the Prima Acquisition, the Company agreed to deliver earnout consideration of up to $35.0 million in the form of up to 488,871 Class A Shares and 1,480,732 Common Units and corresponding Class C Shares (collectively the “Prima Earnouts”) upon achieving a certain level of revenue from real estate finance products (the “Prima Triggering Event”). See Note 3 for additional information.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income is comprised solely of consolidated net income (i.e., the Company has no other comprehensive income). These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2023, filed with the SEC on Form 10-K (“Annual Report”).
For details about Blue Owl’s significant accounting policies, see Note 2 to the consolidated financial statements in the Company’s Annual Report.
Preferred Equity Investment
The Company has elected the fair value option for its preferred equity investment in Kuvare UK Holdings in order to simplify the accounting for this instrument, and therefore changes in unrealized gains or losses are included in current-period earnings within net gains on investments in the consolidated statements of operations. Dividends compound quarterly, are payable when declared, and are included within interest and dividend income in the consolidated statements of operations. Additional disclosures related to fair value are included in Note 4.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of the preferred equity investment and equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration) and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (v) the fair value of net identifiable assets acquired in business combinations, as well as the determination of whether amounts paid or payable represent consideration or compensation and (vi) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
New Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were not applicable, not expected to have a material impact on the Company’s Financial Statements when adopted or did not have a material impact on the Company’s Financial Statements upon adoption.

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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Acquisitions
The following table presents the consideration and net identifiable assets acquired and goodwill, subject to post-closing adjustments, related to the Prima Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$137,022
Cash consideration(2)	28,116
Earnout consideration(3)	18,600
Total Consideration	$183,738

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$158
Due from related parties	2,005
Operating lease assets	456
Deferred tax assets	4,243
Intangible assets - Investment management agreements	108,000
Other assets, net	412
Total assets acquired	115,274
Liabilities assumed:
Operating lease liabilities	456
Deferred tax liabilities	1,735
Accounts payable, accrued expenses and other liabilities	3,633
Total liabilities assumed	5,824
Net Identifiable Assets Acquired	$109,450
Goodwill(4)	$74,288

(1) Represents Class A Shares, Common Units and corresponding Class C Shares issued to Prima selling stockholders.
(2) Includes cash consideration paid for seller-related transaction expenses and indebtedness.
(3) Represents the fair value of contingent consideration payable to sellers related to the Prima Earnouts.
(4) Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $14.0 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements had a weighted-average amortization period of 15.5 years from the date of acquisition.
Prima’s results are included in the Company’s consolidated results starting from the date the acquisition closed, June 6, 2024, and such amounts are not material to the Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	June 30, 2024	December 31, 2023	Remaining Weighted-Average Amortization Period as of June 30, 2024
Intangible assets, gross:
Investment management agreements	$2,332,420	$2,224,420	11.6 years
Investor relationships	460,300	460,300	8.2 years
Total intangible assets, gross	2,792,720	2,684,720

Accumulated amortization:
Investment management agreements	(562,531)	(471,104)
Investor relationships	(125,110)	(103,608)
Total accumulated amortization	(687,641)	(574,712)
Total Intangible Assets, Net	$2,105,079	$2,110,008
The following table presents expected future amortization of finite-lived intangible assets as of June 30, 2024:

(dollars in thousands)
Period	Amortization
July 1, 2024 to December 31, 2024	$117,763
2025	229,458
2026	215,621
2027	201,315
2028	196,284
Thereafter	1,144,638
Total	$2,105,079
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	June 30, 2024	December 31, 2023
Preferred equity investment, at fair value	$253,581	$—
Loans, at amortized cost (includes $7,500 and $207,500 of investments in the Company’s products, respectively)	14,037	214,170
Equity investments in the Company’s products, equity method	58,260	51,316
Equity investments in the Company’s products, at fair value	99,334	76,258
Investments in the Company’s CLOs, at fair value	5,915	2,521
Total	$431,127	$344,265

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$253,581	$253,581
Equity investments in the Company’s products	—	99,334	—	99,334
CLOs	—	—	5,915	5,915
Total Assets, at Fair Value	$—	$99,334	$259,496	$358,830

Liabilities, at Fair Value
TRA liability	$—	$—	$110,290	$110,290
Warrant liability	—	—	34,250	34,250
Earnout liability	—	462	23,334	23,796
Total Liabilities, at Fair Value	$—	$462	$167,874	$168,336

	December 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company’s products	$—	$76,258	$—	$76,258
CLOs	—	—	2,521	2,521
Total Assets, at Fair Value	$—	$76,258	$2,521	$78,779

Liabilities, at Fair Value
TRA liability	$—	$—	$116,398	$116,398
Warrant liability	—	—	22,600	22,600
Earnout liability	—	790	92,119	92,909
Total Liabilities, at Fair Value	$—	$790	$231,117	$231,907

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,377	$2,377
Purchases	253,585	3,700	257,285
Net gains (losses)	(4)	(162)	(166)
Ending Balance	$253,581	$5,915	$259,496
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(4)	$(162)	$(166)

Six Months Ended June 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,521	$2,521
Purchases	253,585	3,700	257,285
Net gains (losses)	(4)	(306)	(310)
Ending Balance	$253,581	$5,915	$259,496
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(4)	$(306)	$(310)

Three Months Ended June 30, 2023	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,678	$2,678
Net gains (losses)	(248)	(248)
Ending Balance	$2,430	$2,430
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(248)	$(248)

Six Months Ended June 30, 2023	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,843	$2,843
Net gains (losses)	(413)	(413)
Ending Balance	$2,430	$2,430
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(413)	$(413)

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Three Months Ended June 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$107,311	$37,300	$9,646	$154,257
Issuances	—	—	18,600	18,600
Settlements	—	—	(5,000)	(5,000)
Net (gains) losses	2,979	(3,050)	88	17
Ending Balance	$110,290	$34,250	$23,334	$167,874
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$2,979	$(3,050)	$88	$17

Six Months Ended June 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	18,600	18,600
Settlements	(8,551)	—	(87,875)	(96,426)
Net losses	2,443	11,650	490	14,583
Ending Balance	$110,290	$34,250	$23,334	$167,874
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,851	$11,650	$243	$14,744

Three Months Ended June 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$122,951	$10,500	$91,814	$225,265
Settlements	—	—	(5,000)	(5,000)
Net (gains) losses	(10,121)	(450)	1,938	(8,633)
Ending Balance	$112,830	$10,050	$88,752	$211,632
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(10,121)	$(450)	$1,935	$(8,636)

Six Months Ended June 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net losses (gains)	(7,757)	1,500	2,932	(3,325)
Ending Balance	$112,830	$10,050	$88,752	$211,632
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(7,757)	$1,500	$2,808	$(3,449)
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Preferred Equity Investment
The fair value of the preferred equity investment is determined using a discounted cash flow model, which estimates the present value of future expected cash flows. The key inputs in this model include the projected cash flows attributable to the preferred interest and the discount rate. The expected cash flows are based on management’s forecasts and projections, taking into consideration market conditions and redemption of the preferred interest. The discount rate applied reflects the time value of money and the risks associated with the preferred interest, which includes assumptions about the risk-free rate, credit risk, and market volatility. This investment is generally classified as Level III.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
Earnout Liability
As of June 30, 2024, the earnout liability was comprised of the Wellfleet Earnouts and Prima Earnouts. As of December 31, 2023, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts.
The fair value of the Oak Street Cash Earnout was determined using a discounted cash flow model as of December 31, 2023.
The fair value of the Wellfleet Earnouts were determined using a discounted cash flow model.
The fair value of the Prima Earnouts were determined using a Monte Carlo simulation model.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$253,581	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	5,915	Discounted cash flow	Yield	10%	-	13%	12%	Decrease
Total Assets, at Fair Value	$259,496

Liabilities
TRA liability	$110,290	Discounted cash flow	Discount Rate	12%	-	12%	12%	Decrease
Warrant liability	34,250	Monte Carlo Simulation	Volatility	30%	-	30%	30%	Increase
Earnout liability:
Prima Earnouts	18,600	Monte Carlo Simulation	Volatility	38%	-	38%	38%	Increase

Wellfleet Earnouts	4,734	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	23,334

Total Liabilities, at Fair Value	$167,874

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
Fair Value of Other Financial Instruments
As of June 30, 2024, the fair value of the Company’s debt obligations was approximately $2.3 billion compared to a carrying value of $2.5 billion, of which $2.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.7 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of June 30, 2024 and December 31, 2023, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$10,139	$9,155	$20,898	$17,326
Short term lease cost	125	66	162	128
Net Lease Cost	$10,264	$9,221	$21,060	$17,454

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Lease Cash Flow Information	2024	2023	2024	2023
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$7,572	$3,531	$(1,493)	$6,683

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,997	$41,856	$23,492	$77,789
(1)The amount presented above for the three and six months ended June 30, 2024, includes $0.7 million and $15.4 million of tenant improvement allowances received from the lessor, respectively.

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	12.3 years	12.5 years

Weighted-average discount rate:
Operating leases	5.6%	5.4%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2024 to December 31, 2024	$10,535
2025	37,149
2026	41,841
2027	40,590
2028	41,357
Thereafter	325,063
Total Lease Payments	496,535
Imputed interest	(148,298)
Total Lease Liabilities	$348,237

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $13.3 million related to leases that have not commenced that were entered into as of June 30, 2024. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the third quarter of 2024 and continue for approximately 8 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
6. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2024	December 31, 2023
Fixed assets, net:
Leasehold improvements	$157,680	$127,612
Furniture and fixtures	25,946	13,823
Computer hardware and software	10,423	8,328
Accumulated depreciation and amortization	(21,693)	(14,870)
Fixed assets, net	172,356	134,893
Receivables	12,139	15,853
Prepaid expenses	13,542	7,212
Unamortized debt issuance costs on revolving credit facilities	8,236	9,265
Other assets	16,152	20,232
Total	$222,425	$187,455
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	June 30, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$57,739
2031 Notes	6/10/2031	700,000	700,000	—	688,007
2032 Notes	2/15/2032	400,000	400,000	—	393,233
2034 Notes	4/18/2034	1,000,000	1,000,000	—	981,412
2051 Notes	10/7/2051	350,000	350,000	—	338,139
Revolving Credit Facility	6/29/2028	1,550,000	—	1,543,424	—
Total		$4,059,800	$2,509,800	$1,543,424	$2,458,530

	December 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,390
2031 Notes	6/10/2031	700,000	700,000	—	687,163
2032 Notes	2/15/2032	400,000	400,000	—	392,766
2051 Notes	10/7/2051	350,000	350,000	—	337,922
Revolving Credit Facility	6/29/2028	1,550,000	205,000	1,338,300	205,000
Total		$3,059,800	$1,714,800	$1,338,300	$1,681,241

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
2034 Notes
On April 18, 2024 and June 6, 2024, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”). The 2034 Notes bear interest at a rate of 6.250% per annum and mature on April 18, 2034. Interest on the 2034 Notes will be payable semi-annually in arrears on April 18 and October 18 of each year, commencing October 18, 2024.
The 2034 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2034 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after January 18, 2034, the redemption price for the 2034 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2034 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2034 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
On December 7, 2021, the Company, through its indirect finance subsidiary, Blue Owl Finance LLC, entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028, and was further amended in July 2024 to increase total borrowing capacity to $1.725 billion and extend the maturity date to July 23, 2029. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 1.25% to 1.875%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.25% to 0.875%. The Company is subject to an undrawn commitment fee rate of 0.125% to 0.375% of the daily amount of available revolving commitment. There was no balance outstanding under the Revolving Credit Facility as of June 30, 2024. The borrowing rate for the balance outstanding under the Revolving Credit Facility as of December 31, 2023 was 6.96%.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
During the six months ended June 30, 2024, the Company made a TRA payment of $28.2 million (including $2.8 million to related parties). The table below presents management’s estimate as of June 30, 2024, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2024 to December 31, 2024	$—
2025	53,713
2026	67,213
2027	85,763
2028	94,636
Thereafter	986,584
Total Payments	1,287,909
Less adjustment to fair value for contingent consideration	(118,360)
Total TRA Liability	$1,169,549
Unfunded Product Commitments
As of June 30, 2024, the Company had unfunded investment commitments to its products of $57.0 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of June 30, 2024, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Credit Platform
Diversified lending	$208,010	$155,086	$400,388	$301,181
Technology lending	61,428	48,097	120,638	95,787
First lien lending	3,410	4,748	7,513	9,233
Opportunistic lending	2,398	2,475	4,783	4,875
Liquid credit	6,736	6,136	13,535	13,654
Other	6,328	—	12,254	—
Management Fees, Net	288,310	216,542	559,111	424,730
Administrative, transaction and other fees	67,422	32,833	114,843	52,924
Performance revenues	188	—	363	—
Total GAAP Revenues - Credit Platform	355,920	249,375	674,317	477,654

GP Strategic Capital Platform
GP minority stakes	139,489	130,424	279,275	260,720
GP debt financing	5,674	3,626	11,079	7,377
Professional sports minority stakes	732	565	1,964	967
Strategic Revenue-Share Purchase consideration amortization	(10,660)	(9,770)	(21,320)	(19,539)
Management Fees, Net	135,235	124,845	270,998	249,525
Administrative, transaction and other fees	10,113	9,200	20,913	17,605
Total GAAP Revenues - GP Strategic Capital Platform	145,348	134,045	291,911	267,130

Real Estate Platform
Net lease	40,853	30,442	82,187	56,399
Real estate finance	1,356	—	1,356	—
Management Fees, Net	42,209	30,442	83,543	56,399
Administrative, transaction and other fees	6,371	3,075	11,547	6,234
Performance revenues	—	—	1,870	506
Total GAAP Revenues - Real Estate Platform	48,580	33,517	96,960	63,139
Total GAAP Revenues	$549,848	$416,937	$1,063,188	$807,923

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Management Fees Receivable
Beginning balance	$243,203	$262,059
Ending balance	$301,894	$220,678

Administrative, Transaction and Other Fees Receivable
Beginning balance	$42,059	$44,060
Ending balance	$54,091	$35,639

Performance Revenues Receivable
Beginning balance	$2,975	$1,132
Ending balance	$148	$—

Unearned Management Fees
Beginning balance	$9,398	$9,389
Ending balance	$11,228	$8,545
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

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Beginning Balance	$417,081	$457,939
Amortization	(21,320)	(19,539)
Ending Balance	$395,761	$438,400

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
10. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the Amended and Restated 2021 Omnibus Equity Incentive Plan, approved by stockholders on June 13, 2024 (“A&R 2021 Equity Incentive Plan”). The A&R 2021 Equity Incentive Plan, among other things, (i) increased the number of Class A Shares authorized for issuance under the previously amended Equity Incentive 2021 Plan from 101,230,522 shares to 171,930,614 shares and (ii) added an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares subject to the A&R 2021 Equity Incentive Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number of Class A Shares equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Blue Owl Operating Group Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of shares that were available for the issuance of future awards under the A&R 2021 Equity Incentive Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase the number of shares covered by the A&R 2021 Equity Incentive Plan by a lesser amount on any such date.
Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant. The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the A&R 2021 Equity Incentive Plan is 171,930,614, of which 86,707,449 remain available as of June 30, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the A&R 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Acquisition related
Oak Street Earnout Units	$—	$20,089	$—	$39,957
Wellfleet Earnout Shares	1,322	808	3,425	1,619
Total acquisition related	1,322	20,897	3,425	41,576
Incentive Units	41,359	37,372	87,862	76,846
RSUs	17,286	12,557	34,393	25,679
Equity-Based Compensation Expense	$59,967	$70,826	$125,680	$144,101
Corresponding tax benefit	$440	$230	$1,265	$472

Fair value of RSUs settled in Class A Shares	$1,235	$850	$23,815	$6,706
Fair value of RSUs withheld to satisfy tax withholding obligations	$625	$414	$18,060	$4,814
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
The Company had an effective tax rate of 11.6% for the three and six months ended June 30, 2024, respectively, and 13.7% and 13.5% for the three and six months ended June 30, 2023, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2024, the Company has not recorded any valuation allowances.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
12. EARNINGS PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings per share for instruments outstanding of the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Contingently issuable shares	Contingently issuable shares
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Compensation-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Contingent consideration-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	Excluded	If-converted method
Unvested Incentive Units(4)	Excluded	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(5)	Excluded	Contingently issuable shares If-converted method
Prima Earnouts(6)	Excluded	Contingently issuable shares If-converted method (for earnouts issuable in Common Units)
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 12,082,140 and 12,090,379 for the three and six months ended June 30, 2024, and 10,645,848 and 10,690,912 for the three and six months ended June 30, 2023.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for three and six months ended June 30, 2024 and 2023.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(5)The Second Oak Street Earnouts and the First Oak Street Earnouts were settled as common units during the three months ended March 31, 2024 and 2023, respectively. As of June 30, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor were these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings per share for the three and six months ended June 30, 2023. Had June 30, 2023 also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2023.
(6)As of June 30, 2024, the Prima Triggering Event with respect to the Prima Earnouts had not occurred nor are these earnouts issuable by the Registrant, and therefore such earnouts have not been included in the calculation of basic earnings per share for the three and six months ended June 30, 2024. Had June 30, 2024 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2024.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Three Months Ended June 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$33,945	530,100,825	$0.06
Effect of dilutive securities:
Unvested RSUs	—	9,291,978		—
Warrants	—	—		5,000,000
Vested Common Units	—	—		914,634,647
Vested Incentive Units	—	—		8,682,288
Unvested Incentive Units	—	—		25,120,357
Diluted	$33,945	539,392,803	$0.06

Six Months Ended June 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$59,036	509,268,023	$0.12
Effect of dilutive securities:
Unvested RSUs	—	8,988,697		—
Warrants	(4,014)	1,773,918		—
Vested Common Units	—	—		933,113,759
Vested Incentive Units	—	—		8,659,286
Unvested Incentive Units	—	—		25,201,657
Diluted	$55,022	520,030,638	$0.11

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Three Months Ended June 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$12,859	459,396,686	$0.03
Effect of dilutive securities:
Unvested RSUs	—	4,821,670		—
Warrants	—	—		5,000,000
Vested Common Units	12,854	958,419,552		—
Vested Incentive Units	—	—		8,288,243
Unvested Incentive Units	—	—		24,913,535
Oak Street Earnout Units	—	8,328,615		—
Diluted	$25,713	1,430,966,523	$0.02

Six Months Ended June 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$21,176	457,801,762	$0.05
Effect of dilutive securities:
Unvested RSUs	—	4,993,091		—
Warrants	—	—		5,000,000
Vested Common Units	37,135	959,932,856		—
Vested Incentive Units	—	—		7,352,805
Unvested Incentive Units	—	—		24,964,715
Oak Street Earnout Units	—	7,734,560		—
Diluted	$58,311	$1,430,462,269	$0.04
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

(dollars in thousands)	June 30, 2024	December 31, 2023
Management fees	$301,894	$243,203
Performance revenues	148	2,975
Administrative fees	54,091	42,059
Other expenses paid on behalf of the Company’s products and other related parties	79,855	78,899
Due from Related Parties	$435,988	$367,136

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $23.9 million and $47.9 million for the three and six months ended June 30, 2024, respectively, and $14.4 million and $28.2 million for the three and six months ended June 30, 2023, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $20.2 million and $36.9 million for the three and six months ended June 30, 2024, respectively, and $10.2 million and $19.0 million for the three and six months ended June 30, 2023, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(6.0) million and $(7.8) million for the three and six months ended June 30, 2024 respectively, and $(3.1) million and $(5.0) million for the three and six months ended June 30, 2023, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024. The promissory note bears interest at a rate of SOFR plus 1.55%, subject to change based on credit rating and leverage ratio. As of June 30, 2024, this promissory note was fully repaid, and the Company recorded $1.9 million and $5.4 million of interest income for the three and six months ended June 30, 2024, respectively. As of June 30, 2023, $250.0 million was outstanding under this promissory note and the Company recorded $4.4 million and $8.5 million of interest income for the three and six months ended June 30, 2023, respectively. Interest was payable monthly in arrears and settled in cash or equity in the related product.
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of June 30, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.4 million of interest income for the three and six months ended June 30, 2024, respectively. As of June 30, 2023, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2023, respectively.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
14. SUBSEQUENT EVENTS
Dividend
On August 1, 2024, the Company announced a cash dividend of $0.18 per Class A Share. The dividend is payable on August 30, 2024, to holders of record as of the close of business on August 21, 2024.
Acquisitions
On July 1, 2024, the Company acquired Kuvare Insurance Services LP (dba Kuvare Asset Management), a boutique investment management firm focused on providing asset management services to the insurance industry, including Kuvare UK Holdings (“Kuvare”), for $750 million (the “KAM Acquisition”). The Company funded the KAM Acquisition through a combination of $325 million in cash and $425 million in Blue Owl Class A common stock. In addition, there is potential for up to a $250 million earnout subject to certain adjustments and achievements of future revenue targets.
On July 16, 2024, the Company announced its entry into an agreement to acquire substantially all of the assets of Atalaya Capital Management LP (“Atalaya”), Atalaya Capital Leasing LLC and Atalaya’s other investment advisor affiliates and subsidiaries (the “Atalaya Acquisition”) for $450 million. The Company will fund the Atalaya Acquisition through a combination of $350 million in Class A Shares, Common Units and corresponding Class C Shares and $100 million in cash, subject to certain closing consideration adjustments. Additionally, subject to achievement of certain revenue targets, the Company will deliver earnout consideration in the form of Common Units and Class C Shares representing an aggregate value of up to approximately $350 million. The Atalaya Acquisition is expected to close in the second half of 2024 and remains subject to customary regulatory approvals and other closing conditions.