Form 10-Q
period 2024-09-30
BLUE OWL CAPITAL INC.
filed 2024-11-06
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Class A common stock, par value $0.0001	568,430,654
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	612,974,223
Class D common stock, par value $0.0001	312,115,409

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Estate products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

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

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes our direct lending strategy, which offers private credit solutions to middle-market companies through differentiated access points across diversified lending, technology lending, first lien lending and opportunistic lending; alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g. strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capitals’ other strategies, FPAUM is generally equal to investment cost. For Real Estate, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Estate products FPAUM is based on NAV, market value or statutory book value.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two existing investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, alternative credit offerings, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts.

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Real Estate	Refers, unless context indicates otherwise, to our Real Estate platform that primarily focuses on acquiring triple net lease real estate occupied by investment grade and creditworthy tenants and real estate debt finance through two existing investment strategies: net lease and real estate credit.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

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
2024 Third Quarter Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income Attributable to Blue Owl Capital Inc.	$29,805	$15,109	$88,841	$36,285

Fee-Related Earnings(1)	$326,862	$247,829	$913,035	$718,325

Distributable Earnings(1)	$301,007	$229,523	$814,071	$665,553
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Acquisitions
On July 1, 2024, we completed the KAM Acquisition (as defined in Note 1 to our Financial Statements). KAM is a boutique investment management firm focused on providing asset management services to the insurance industry. KAM’s capabilities in investment grade credit and real estate strategies supplement Blue Owl’s existing strength in these asset classes and further accelerate our ability to bring differentiated products and strategies to the market for insurance clients. Our acquisition of KAM enhances our ability to serve the insurance market at scale and marks the official launch of Blue Owl Insurance Solutions. Working seamlessly across our investment platforms, Blue Owl Insurance Solutions combines the focused alternatives approach with expanded industry capabilities to now serve insurance clients across a broader range of their needs. See Note 3 to our Financial Statements for additional information.
On September 30, 2024, we completed the Atalaya Acquisition (as defined in Note 1 to our Financial Statements). Atalaya focuses primarily on asset-based credit investments across consumer and commercial finance, corporate and real estate assets. The completion of the acquisition of Atalaya’s business represents a significant expansion of Blue Owl’s alternative credit presence. See Note 3 to our Financial Statements for additional information.
On October 7, 2024, we announced the IPI Acquisition (as defined in Note 14 to our Financial Statements). The aggregate consideration for the IPI Acquisition will be approximately $1.0 billion. We will fund the IPI Acquisition through a combination of approximately $788.6 million in Common Units and corresponding Class C Shares and approximately $203.8 million in cash, subject to certain closing consideration adjustments.
In addition, in connection with the IPI Acquisition, we will enter into a services agreement with ICONIQ (as defined in Note 14 to our Financial Statements) (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to us or our subsidiaries. Under the terms of the Services Agreement, in 2026 we expect to issue 14,175,000 Incentive Units, subject to future targets. We also expect to issue in 2027 or 2028 a meaningful amount of additional Incentive Units pursuant to the Services Agreement, subject to the achievement of certain future targets. The Incentive Units will be fully vested upon issuance.
The IPI Acquisition is expected to close in the fourth quarter of 2024 or first quarter of 2025, subject to certain closing conditions including third party consents.

Assets Under Management

Blue Owl AUM: $234.6 billion FPAUM: $154.2 billion

Credit AUM: $128.4 billion FPAUM: $89.3 billion	GP Strategic Capital AUM: $62.0 billion FPAUM: $35.1 billion	Real Estate AUM: $44.1 billion FPAUM: $29.8 billion

Direct Lending AUM: $91.0 billion FPAUM: $57.5 billion	GP Minority Stakes AUM: $58.4 billion FPAUM: $33.6 billion	Net Lease AUM: $28.9 billion FPAUM: $16.1 billion
Alternative Credit AUM: $10.6 billion FPAUM: $6.0 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.2 billion	Real Estate Credit AUM: $15.2 billion FPAUM: $13.6 billion
Investment Grade Credit AUM: $17.3 billion FPAUM: $16.3 billion	Professional Sports Minority Stakes AUM: $0.9 billion FPAUM: $0.3 billion
Liquid Credit AUM: $8.0 billion FPAUM: $8.0 billion
Other AUM: $1.6 billion FPAUM: $1.5 billion

All amounts shown as of September 30, 2024, totals may not sum due to rounding.
As of September 30, 2024, our AUM was $234.6 billion, which included $154.2 billion of FPAUM. As of September 30, 2024, we have $21.7 billion in AUM not yet paying fees, providing over $260 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, particularly during periods of market uncertainty and volatility, as we have seen over the past few years. During the third quarter of 2024, industry M&A and capital markets activity remained moderately constructive, a continuation of the improvement relative to late 2022 and early 2023.
Over the past twelve months, 91% of our GAAP and FRE management fees were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. Fundraising and capital deployment contributed to management fee growth of over 25% over the last twelve months. We ended the third quarter of 2024 with substantial available capital to deploy, reporting approximately $21.7 billion of AUM not yet paying fees.
We continued to execute on our strategic M&A plans in the third quarter, closing our acquisitions of Kuvare Asset Management and Atalaya Capital Management, adding over $30 billion to AUM. Subsequent to quarter end, we announced our intention to acquire IPI’s business, reflecting a significant step forward in Blue Owl’s presence in the digital infrastructure ecosystem. Pro-forma for IPI, our AUM exceeds a quarter of a trillion dollars. Together, these businesses further diversify our business and further expand Blue Owl’s strong positioning within the largest transformational shifts happening within financial markets.
The third quarter of 2024 was once again a very active quarter for deployment, with $11 billion of originations, as direct lenders continued to play a significant role in new deals, add-ons and refinancings alongside the syndicated market. For Blue Owl, positive net deployment and ongoing capital raising remained key drivers of higher management fees and the credit quality of our portfolio remained strong.

We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated. We raised incremental capital in our GP minority stakes strategy from both the Institutional and Private Wealth channels. During the third quarter, Blue Owl GP Stakes III completed a strip sale of certain assets within the fund, providing liquidity for existing investors while offering a creative way for new investors to access to our pool of leading notable Partner Managers.
In Real Estate, we continue to actively deploy capital in our net lease strategy at attractive cap rates behind our four major themes: digital infrastructure, onshoring, healthcare real estate and essential retail. The capital needs in each of these areas remains very significant, and we continue to see strong demand from investors in these products. During the third quarter, we held an early close for our Europe net lease strategy and deployed capital across net lease and real estate credit strategies.
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
Additionally, we intend to continue pursuing strategic acquisitions and investments to accelerate our growth and broaden our product offerings. Our acquisition strategy is centered around driving additional scale or expanding capabilities that complement or augment our existing products.
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
As of September 30, 2024, assets under management related to us, our executives and other employees totaled approximately $4.4 billion (including $1.8 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide over $260 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of September 30, 2024, totals may not sum due to rounding.
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

Management Fees
Nine Months Ended September 30, 2024

5%
4%
91%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$95,104	$57,844	$39,208	$192,156	$73,793	$50,934	$24,826	$149,553
Acquisitions	27,803	—	4,324	32,127	1,645	—	—	1,645
New capital raised	3,133	3,482	1,271	7,886	2,148	98	680	2,926
Change in debt	2,973	500	(39)	3,434	1,954	—	—	1,954
Distributions	(1,758)	(660)	(739)	(3,157)	(926)	(47)	(184)	(1,157)
Change in value / other	1,188	861	88	2,137	913	413	619	1,945
Ending Balance	$128,443	$62,027	$44,113	$234,583	$79,527	$51,398	$25,941	$156,866

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$84,632	$54,199	$26,856	$165,687	$68,607	$48,510	$21,085	$138,202
Acquisitions	27,803	—	15,174	42,977	1,645	—	—	1,645
New capital raised	9,596	5,432	2,979	18,007	5,617	602	3,369	9,588
Change in debt	8,211	500	696	9,407	3,609	—	696	4,305
Distributions	(4,676)	(1,389)	(1,207)	(7,272)	(2,531)	(1,158)	(600)	(4,289)
Change in value / other	2,877	3,285	(385)	5,777	2,580	3,444	1,391	7,415
Ending Balance	$128,443	$62,027	$44,113	$234,583	$79,527	$51,398	$25,941	$156,866
Credit. The increase in AUM for the nine months ended September 30, 2024 was driven by the following:
•$27.8 billion driven by the products added in connection with the KAM Acquisition and the Atalaya Acquisition.
•$8.2 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC and OTIC, as well as additional fundraise in other recently launched products.
•$8.2 billion of additional net debt commitments, primarily in direct lending as we continue to opportunistically manage leverage in our BDCs.
•$4.7 billion offsetting decrease in distributions, which primarily relates to distributions paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$2.9 billion of overall appreciation across the platform, primarily in direct lending.
GP Strategic Capital. The increase in AUM for the nine months ended September 30, 2024 was driven by new capital raised of $5.4 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product, and overall appreciation primarily in our GP minority stakes strategy of $3.3 billion.
Real Estate. The increase in AUM for the nine months ended September 30, 2024 was driven by $15.2 billion of products added in connection with the Prima Acquisition (as defined in Note 1 to our Financial Statements) and the KAM Acquisition, as well as new capital raised of $3.0 billion across various products, primarily Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, and Blue Owl Real Estate Fund VI (“OREF VI”), our triple net-lease drawdown product.

Changes in FPAUM

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$63,736	$32,788	$25,025	$121,549	$52,077	$28,462	$13,084	$93,623
Acquisitions	22,841	—	4,053	26,894	1,645	—	—	1,645
New capital raised / deployed	3,500	2,420	1,425	7,345	603	161	997	1,761
Fee basis step down	—	—	—	—	—	(1)	—	(1)
Distributions	(1,621)	(98)	(824)	(2,543)	(860)	—	(179)	(1,039)
Change in value / other	845	6	86	937	835	—	197	1,032
Ending Balance	$89,301	$35,116	$29,765	$154,182	$54,300	$28,622	$14,099	$97,021

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Estate	Total	Credit	GP Strategic Capital	Real Estate	Total
Beginning Balance	$57,074	$31,075	$14,547	$102,696	$49,041	$28,772	$10,997	$88,810
Acquisitions	22,841	—	13,483	36,324	1,645	—	—	1,645
New capital raised / deployed	11,350	4,133	3,283	18,766	3,625	387	3,354	7,366
Fee basis step down	—	—	—	—	—	(334)	—	(334)
Distributions	(4,325)	(98)	(1,292)	(5,715)	(2,357)	(203)	(471)	(3,031)
Change in value / other	2,361	6	(256)	2,111	2,346	—	219	2,565
Ending Balance	$89,301	$35,116	$29,765	$154,182	$54,300	$28,622	$14,099	$97,021
Credit. The increase in FPAUM for the nine months ended September 30, 2024 was driven by the following:
•$22.8 billion driven by the products added in connection with the KAM Acquisition and the Atalaya Acquisition.
•$10.3 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC, OTIC.
•$4.3 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$2.4 billion of overall appreciation across the platform, primarily in direct lending.
GP Strategic Capital. The increase in FPAUM for the nine months ended September 30, 2024 was driven by new capital raised of $4.1 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product.
Real Estate. The increase in FPAUM for the nine months ended September 30, 2024 was driven by the $13.5 billion of products added in connection with the Prima Acquisition and the KAM Acquisition, as well as capital raised and deployed of $3.3 billion, primarily in ORENT and OREF VI.

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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Direct Lending
Blue Owl Capital Corporation (1)	2016	$15,071	$5,977	$5,977	$3,369	$5,994	$9,363	1.84x	1.59x	13.7%	9.8%
Blue Owl Capital Corporation II (1)(2)	2017	$2,756	$1,228	$1,197	$503	$1,186	$1,689	NM	1.43x	NM	7.4%
Blue Owl Capital Corporation III (1)	2020	$4,826	$1,841	$1,841	$555	$1,919	$2,474	1.43x	1.37x	13.9%	12.0%
Blue Owl Credit Income Corp. (1)(2)	2020	$25,257	$12,436	$11,551	$1,428	$11,847	$13,275	NM	1.17x	NM	11.2%
Blue Owl Technology Finance Corp. (1)	2018	$7,354	$3,350	$3,350	$890	$3,521	$4,411	1.45x	1.36x	11.8%	9.1%
Blue Owl Technology Finance Corp. II (1)	2021	$7,890	$4,171	$2,292	$237	$2,408	$2,645	1.22x	1.16x	16.5%	11.7%
Blue Owl Technology Income Corp. (1)(2)	2022	$5,681	$2,797	$2,578	$289	$2,641	$2,930	NM	1.15x	NM	11.6%
Blue Owl First Lien Fund Levered (3)	2018	$1,636	$986	$912	$570	$677	$1,247	1.45x	1.38x	10.7%	8.8%
Blue Owl First Lien Fund Unlevered (3)	2019	$84	$175	$156	$106	$84	$190	1.27x	1.22x	6.6%	5.3%
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
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.43x and 1.32x, respectively. The gross and net IRR for the Offshore Levered feeder is 10.1% and 7.4%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$785	$1,284	$1,266	$773	$585	$1,358	1.22x	1.07x	3.6%	1.1%
Blue Owl GP Stakes II	2014	$2,987	$2,153	$1,961	$963	$2,230	$3,193	1.94x	1.63x	13.8%	9.4%
Blue Owl GP Stakes III	2015	$9,878	$5,318	$3,275	$3,447	$5,545	$8,992	3.36x	2.75x	29.4%	22.9%
Blue Owl GP Stakes IV	2018	$15,926	$9,041	$6,533	$4,884	$8,129	$13,013	2.40x	1.99x	59.4%	38.8%
Blue Owl GP Stakes V	2020	$13,845	$12,852	$5,917	$2,196	$4,593	$6,789	1.30x	1.15x	31.7%	14.5%
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
Real Estate

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$1,066	$1,250	$1,260	$1,493	$473	$1,966	1.73x	1.56x	22.7%	18.8%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,351	$3,587	$4,029	$1,457	$3,463	$4,920	1.25x	1.22x	9.8%	8.7%
Blue Owl Real Estate Fund V (1)	2020	$4,163	$2,500	$2,500	$892	$2,504	$3,396	1.46x	1.36x	23.4%	18.7%
Blue Owl Real Estate Net Lease Trust (2)	2022	$5,858	$3,732	$3,738	$143	$3,506	$3,649	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2023	$6,625	$5,163	$818	$26	$791	$817	NM	NM	NM	NM
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

GAAP Results of Operations Analysis
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $140,676 and $97,621)	$523,309	$386,009	$137,300
Administrative, transaction and other fees	77,289	43,641	33,648
Performance revenues	280	—	280
Total Revenues, Net	600,878	429,650	171,228
Expenses
Compensation and benefits	271,107	213,976	57,131
Amortization of intangible assets	68,674	56,724	11,950
General, administrative and other expenses	121,329	65,485	55,844
Total Expenses	461,110	336,185	124,925
Other Loss
Net gains (losses) on investments	3,748	(1,227)	4,975
Interest and dividend income	12,213	5,686	6,527
Interest expense	(34,102)	(19,672)	(14,430)
Change in TRA liability	6,849	35	6,814
Change in warrant liability	(6,300)	(2,050)	(4,250)
Change in earnout liability	(10,056)	(2,074)	(7,982)
Total Other Loss	(27,648)	(19,302)	(8,346)
Income Before Income Taxes	112,120	74,163	37,957
Income tax expense	12,796	10,652	2,144
Consolidated Net Income	99,324	63,511	35,813
Net income attributable to noncontrolling interests	(69,519)	(48,402)	(21,117)
Net Income Attributable to Blue Owl Capital Inc.	$29,805	$15,109	$14,696
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $99.3 million, including an increase in Part I Fees of $42.5 million, due to continued fundraising and deployment of capital primarily within new and existing direct lending products, as well as management fees from products relating to the KAM Acquisition of $13.3 million.
•GP Strategic Capital increased $21.3 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate increased $16.7 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT and OREF VI, as well as management fees from products relating to the Prima Acquisition of $4.9 million and the KAM Acquisition of $3.5 million.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$15.5 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$9.4 million increase in dealer manager revenues, due primarily to growth in the distribution of OCIC and ORENT.
•$8.4 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to the growth of our products and business overall.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$61.1 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$2.6 million increase in equity-based compensation, primarily due to a $22.7 million increase in our recurring annual equity grants driven in part by additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation, partially offset by a $19.1 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2024.
•$6.6 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets increased $12.0 million reflecting the increase in intangible assets as a result of the KAM Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily due to the following:
•$35.2 million increase in Transaction Expenses, primarily due to the KAM Acquisition and Atalaya Acquisition.
•$10.0 million increase in distribution costs, primarily related to our Credit and Real Estate Products.
•$9.6 million increase in reimbursed expenses, primarily related to dealer manager expenses, due to growth in our products and business overall.
•The remaining net change was across various categories, primarily in office-related and other expenses driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by dividend income from the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding due to the issuance of the 6.250% Senior Notes due 2034 (the “2034 Notes”) during the second quarter of     2024.
Change in Earnout Liability. The change in the earnout liability for the current year period was driven by the change in the fair value of the KAM Earnouts (as described in Note 3 to our Financial Statements).
Income Tax Expense
The change in income tax expense was due to higher pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s post-Business Combination net income due to the drivers discussed above. The Common Units represent approximately 61% and 67% weighted average economic interest in the Blue Owl Operating Group for the three months ended September 30, 2024 and September 30, 2023, respectively. The decrease in the Common Units’ interest in the Blue Owl Operating Group was primarily due to exchanges of Common Units for Class A Shares, as well as Class A Shares issued in connection with the Prima and KAM Acquisitions.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $390,279 and $275,423)	$1,436,961	$1,116,663	$320,298
Administrative, transaction and other fees	224,592	120,404	104,188
Performance revenues	2,513	506	2,007
Total Revenues, Net	1,664,066	1,237,573	426,493
Expenses
Compensation and benefits	723,001	619,875	103,126
Amortization of intangible assets	181,603	243,532	(61,929)
General, administrative and other expenses	291,535	173,101	118,434
Total Expenses	1,196,139	1,036,508	159,631
Other Loss
Net gains on investments	9,545	2,415	7,130
Interest and dividend income	30,755	16,081	14,674
Interest expense	(89,301)	(57,208)	(32,093)
Change in TRA liability	4,890	8,187	(3,297)
Change in warrant liability	(17,950)	(3,550)	(14,400)
Change in earnout liability	(10,711)	(4,912)	(5,799)
Total Other Loss	(72,772)	(38,987)	(33,785)
Income Before Income Taxes	395,155	162,078	233,077
Income tax expense	45,764	22,494	23,270
Consolidated Net Income	349,391	139,584	209,807
Net income attributable to noncontrolling interests	(260,550)	(103,299)	(157,251)
Net Income Attributable to Blue Owl Capital Inc.	$88,841	$36,285	$52,556
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $233.7 million, including an increase in Part I Fees of $112.0 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products.
•GP Strategic Capital increased $42.7 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate increased $43.9 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT, as well as management fees from products relating to the Prima Acquisition of $6.3 million and KAM Acquisition of $3.5 million.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$54.4 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$27.2 million increase in dealer manager revenues, due primarily to growth in the distribution of OCIC and ORENT.
•$22.1 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to growth of our products and business overall.

Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$138.1 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$15.8 million offsetting decrease in equity-based compensation, primarily reflecting a $56.4 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 3 to the financial statements in our Annual Report) in January 2024, partially offset by an $41.2 million increase in our other recurring annual equity grants driven by the additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation.
•$19.2 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets decreased $61.9 million, primarily due to increased trademarks amortization taken in the prior year period as a result of corporate actions that resulted in a shorter useful life.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$51.2 million increase in Transaction Expenses, primarily due to the KAM Acquisition, Atalaya Acquisition and Prima Acquisition.
•$34.2 million increase in distribution costs, primarily related to our Credit and Real Estate products.
•$28.0 million increase in reimbursed expenses, primarily related to dealer manager expenses, due to growth in our products and business overall.
•The remaining net change was across various categories, primarily in office-related and other expenses driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by dividend income from the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of the 2034 Notes during the second quarter of 2024.
Change in Warrant Liability. The change in the warrant liability for the current and prior period was driven by the increase in the price of our Class A Shares.
Change in Earnout Liability. The change in the earnout liability for the current year period was driven by the change in the fair value of the KAM Earnouts (as described in Note 3 to our Financial Statements).
Income Tax Expense
The increase in income tax expense was due to higher pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 64% and 68% weighted average economic interest in the Blue Owl Operating Group for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in the Common Units’ interest in the Blue Owl Operating Group was primarily due to exchanges of Common Units for Class A Shares, as well as Class A Shares issued in connection with the Prima and KAM Acquisitions.

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

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
FRE revenues	$568,327	$412,771	$1,574,881	$1,191,650
FRE expenses	231,104	161,840	636,016	468,202
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(10,361)	(3,102)	(25,830)	(5,123)
Fee-Related Earnings	$326,862	$247,829	$913,035	$718,325
Distributable Earnings	$301,007	$229,523	$814,071	$665,553
Fee-Related Earnings and Distributable Earnings for the three months ended September 30, 2024 increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below. Fee-Related Earnings and Distributable Earnings for the nine months ended September 30, 2024 increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Estate, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Credit Platform
Direct lending	$296,974	$219,297	$830,296	$630,373
Alternative credit	671	—	671	—
Investment grade credit	13,260	—	13,260	—
Liquid credit	7,750	6,590	21,285	20,244
Other	6,555	—	18,809	—
Management Fees, Net	325,210	225,887	884,321	650,617
Administrative, transaction and other fees	31,192	14,722	97,170	40,755
FRE performance revenues	280	—	643	—
FRE Revenues - Credit Platform	356,682	240,609	982,134	691,372

GP Strategic Capital Platform
GP minority stakes	152,633	132,498	431,908	393,218
GP debt financing	6,120	4,613	17,199	11,990
Professional sports minority stakes	757	683	2,721	1,650
Management Fees, Net	159,510	137,794	451,828	406,858
Administrative, transaction and other fees	1,974	1,321	5,224	3,830
FRE Revenues - GP Strategic Capital Platform	161,484	139,115	457,052	410,688

Real Estate Platform
Net lease	41,246	32,987	123,433	89,386
Real estate credit	8,459	—	9,815	—
Management Fees, Net	49,705	32,987	133,248	89,386
FRE performance revenues	—	—	1,870	—
Administrative, transaction and other fees	456	60	577	204
FRE Revenues - Real Estate Platform	50,161	33,047	135,695	89,590
Total FRE Revenues	$568,327	$412,771	$1,574,881	$1,191,650

FRE Management Fees. For the three months ended September 30, 2024, the increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $99.3 million, including an increase in Part I Fees of $42.5 million, due to continued fundraising and deployment of capital primarily within new and existing direct lending products, as well as management fees from products relating to the KAM Acquisition of $13.3 million.
•GP Strategic Capital FRE management fees increased $21.7 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate FRE management fees increased $16.7 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily ORENT and OREF VI, as well as management fees from products relating to the Prima Acquisition of $4.9 million and the KAM Acquisition of $3.5 million.
FRE Management Fees. For the nine months ended September 30, 2024, the increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $233.7 million, including an increase in Part I Fees of $112.0 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products.
•GP Strategic Capital FRE management fees increased $45.0 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Estate FRE management fees increased $43.9 million, attributable to continued fundraising and deployment of capital within new and existing Real Estate products, primarily OREF VI and ORENT, as well as management fees from products relating to the Prima Acquisition of $6.3 million and KAM Acquisition of $3.5 million.
FRE Administrative, Transaction and Other Fees. For the three and nine months ended September 30, 2024, the increase in FRE administrative, transaction and other fees was driven primarily by an increase of $15.5 million and $54.4 million, respectively, in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
FRE compensation and benefits	$171,916	$116,197	$458,784	$335,418
FRE general, administrative and other expenses	59,188	45,643	177,232	132,784
Total FRE Expenses	$231,104	$161,840	$636,016	$468,202
FRE Compensation and Benefits. For the three and nine months ended September 30, 2024, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended September 30, 2024, FRE general, administrative and other expenses increased, driven by the following:
•$10.4 million increase primarily in office-related and other expenses due to increased headcount and our continued growth.
•The remaining net change was across various categories, driven by our continued growth.
FRE General, Administrative and Other Expenses. For the nine months ended September 30, 2024, FRE general, administrative and other expenses increased, driven by the following:
•$28.3 million increase primarily in office-related and other expenses due to increased headcount and our continued growth.
•$7.1 million increase in occupancy costs, driven by additional leased space to accommodate our continued growth.
•$6.7 million increase in distribution costs, primarily related to our Real Estate products.
•The remaining net change was across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Net Income Attributable to Class A Shares	$29,805	$15,109	$88,841	$36,285
Net income attributable to noncontrolling interests	69,519	48,402	260,550	103,299
Income tax expense	12,796	10,652	45,764	22,494
GAAP Income Before Income Taxes	112,120	74,163	395,155	162,078
Strategic Revenue-Share Purchase consideration amortization	11,116	10,659	32,436	30,198
DE performance revenues	—	—	—	(506)
DE performance revenues compensation	—	—	—	177
Equity-based compensation - other	58,898	36,185	145,203	104,017
Equity-based compensation - acquisition related	2,077	21,192	6,343	62,768
Equity-based compensation - Business Combination grants	16,632	17,597	51,741	52,290
Acquisition-related cash earnout amortization	—	6,567	—	19,163
Capital-related compensation	732	1,894	2,326	5,452
Amortization of intangible assets	68,674	56,724	181,603	243,532
Transaction Expenses	43,186	8,000	63,021	11,817
Expense support	(3,860)	(1,352)	(11,735)	(6,525)
Net gains (losses) on investments	(3,748)	1,227	(9,545)	(2,415)
Change in TRA liability	(6,849)	(35)	(4,890)	(8,187)
Change in warrant liability	6,300	2,050	17,950	3,550
Change in earnout liability	10,056	2,074	10,711	4,912
Interest and dividend income	(12,213)	(5,686)	(30,755)	(16,081)
Interest expense	34,102	19,672	89,301	57,208
Fee-Related Earnings Before Noncontrolling Interests	337,223	250,931	938,865	723,448
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(10,361)	(3,102)	(25,830)	(5,123)
Fee-Related Earnings	326,862	247,829	913,035	718,325
DE performance revenues	—	—	—	506
DE performance revenues compensation	—	—	—	(177)
Interest and dividend income	12,213	5,686	30,755	16,081
Interest expense	(34,102)	(19,672)	(89,301)	(57,208)
Taxes and TRA payments	(3,966)	(4,320)	(40,418)	(11,974)
Distributable Earnings	$301,007	$229,523	$814,071	$665,553

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Revenues	$600,878	$429,650	$1,664,066	$1,237,573
Strategic Revenue-Share Purchase consideration amortization	11,116	10,659	32,436	30,198
DE performance revenues	—	—	—	(506)
Reimbursed expenses	(43,667)	(27,538)	(121,621)	(75,615)
FRE Revenues	$568,327	$412,771	$1,574,881	$1,191,650

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP Compensation and Benefits	$271,107	$213,976	$723,001	$619,875
DE performance revenues compensation	—	—	—	(177)
Equity-based compensation - other	(58,898)	(36,185)	(145,203)	(104,017)
Equity-based compensation - acquisition related	(2,077)	(21,192)	(6,343)	(62,768)
Equity-based compensation - Business Combination grants	(16,632)	(17,597)	(51,741)	(52,290)
Acquisition-related cash earnout amortization	—	(6,567)	—	(19,163)
Capital-related compensation	(732)	(1,894)	(2,326)	(5,452)
Reimbursed expenses	(20,852)	(14,344)	(58,604)	(40,590)
FRE Compensation and Benefits	$171,916	$116,197	$458,784	$335,418

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP General, Administrative and Other Expenses	$121,329	$65,485	$291,535	$173,101
Transaction Expenses	(43,186)	(8,000)	(63,021)	(11,817)
Expense support	3,860	1,352	11,735	6,525
Reimbursed expenses	(22,815)	(13,194)	(63,017)	(35,025)
FRE General, Administrative and Other Expenses	$59,188	$45,643	$177,232	$132,784

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Income Before Income Taxes	$112,120	$74,163	$395,155	$162,078
GAAP Revenues	600,878	429,650	1,664,066	1,237,573
GAAP Margin	19%	17%	24%	13%

Fee-Related Earnings Before Noncontrolling Interests	337,223	250,931	938,865	723,448
FRE Revenues	568,327	412,771	1,574,881	1,191,650
FRE Margin	59%	61%	60%	61%
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
We ended the third quarter of 2024 with $115.9 million of cash and cash equivalents and approximately $1.6 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of September 30, 2024, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $90.0 million outstanding under our Revolving Credit Facility as of September 30, 2024. Subsequent to the quarter ended September 30, 2024, the full amount outstanding under our Revolving Credit Facility was repaid.
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
In September 2024, the Issuer (as defined in Note 7 to our Financial Statements) commenced an offer to exchange the Notes for newly issued registered notes with substantially similar terms of the respective series of Notes sought to be exchanged (the “Exchange Notes”). The Exchange Notes settled on October 28, 2024 and approximately 99.8% of the Notes had been validly tendered, which consisted of $59.8 million aggregate principal amount of 2028 Notes, $697.2 million aggregate principal amount of 2031 Notes, $397.3 million aggregate principal amount of 2032 Notes, $999.4 million aggregate principal amount of 2034 Notes and $350.0 million aggregate principal amount of 2051 Notes.
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of September 30, 2024, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.3 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, our Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three and nine months ended September 30, 2024 and 2023.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and nine months ended September 30, 2024, 950,196 RSUs with a fair value of $16.8 million and 1,951,014 RSUs with a fair value of $34.9 million, respectively, were withheld to satisfy tax withholding obligations. During the three and nine months ended September 30, 2023, 542,167 RSUs with a fair value of $6.4 million and 901,113 RSUs with a fair value of $11.2 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The Oak Street Cash Earnouts and the Wellfleet Earnouts (each as defined in Note 3 in our Annual Report), and the KAM Earnouts (as defined in Note 3 to the Financial Statements) are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements, as well as Note 3 to the financial statements in our Annual Report.
The Prima Earnouts and Atalaya Earnouts (each defined in Note 3 to the Financial Statements) are payable in Class A Shares or Common Units. As we approach each Triggering Event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the third quarter of 2024, we declared a dividend of $0.18 to holders of record as of the close of business on November 11, 2024, which will be paid on November 22, 2024. We set the target annual dividend for fiscal year 2024 at $0.72 per Class A Share (representing a fixed quarterly dividend of $0.18 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$675,536	$640,796	$34,740
Investing activities	(591,865)	(94,110)	(497,755)
Financing activities	(71,929)	(538,070)	466,141
Net Change in Cash and Cash Equivalents	$11,742	$8,616	$3,126
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
Included in the nine months ended September 30, 2024 were the cash outflows of the portion of the Second Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2024; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Included in the nine months ended September 30, 2023 were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2024 were primarily related to cash consideration paid in connection with the KAM Acquisition and Atalaya Acquisition, a preferred equity investment in Kuvare UK Holdings, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage that was fully repaid.
Cash flows from investing activities for the nine months ended September 30, 2023, were primarily related to purchases of investments in our Real Estate products, cash outflows related to office space-related leasehold improvements, as well as cash consideration paid in connection with the Par Four Acquisition (as defined in Note 1 to our Financial Statements). In addition, investment activities included inflows from repayments on our notes receivable.
Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2024 were primarily related to the issuance of our 2034 Notes and borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance the Prima Acquisition, the KAM Acquisition and the Atalaya Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the nine months ended September 30, 2024 was a portion of the cash outflows related to the Second Oak Street Earnout classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
Cash flows from financing activities for the nine months ended September 30, 2023 were primarily driven by dividends on our Class A Shares and related distributions on our Common Units (noncontrolling interests). In addition, we had borrowings and repayments under our Revolving Credit Facility, as well as the issuance of our 2028 Notes, which borrowings were used to finance working capital needs and general capital purposes. Included in the nine months ended September 30, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023.
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
Equity-based Compensation
The grant-date fair values of our RSU and Incentive Unit (both defined in Note 1 to our Financial Statements) grants, as well as the compensation-classified earnouts are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability on RSUs and Incentive Units that are subject to post-vesting transfer restrictions. The higher these discounts, the lower the compensation expense taken over time for these grants.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2024, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.1
Registration Rights and Lock-Up Agreement, dated July 1, 2024, by and among Blue Owl Capital Inc., Makena Strategic Opportunities Fund -- KH, LLC, KIS Holdings Ltd., KIS Participation LP, Kuvare Insurance Services LLC and other sellers party thereto (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 2, 2024)

4.2
Indenture dated as of June 10, 2021 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)

4.3
Sixth Supplemental Indenture, dated as of September 10, 2024, among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 10, 2024)

10.1
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2024, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 23, 2024)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (v) the Notes to the Consolidated Financial Statements

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

Date: November 6, 2024	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$115,902	$104,160
Due from related parties	525,520	367,136
Investments (includes $380,044 and $78,779 at fair value and $186,640 and $337,595 of investments in the Company’s products, respectively)	456,222	344,265
Operating lease assets	291,304	281,669
Strategic Revenue-Share Purchase consideration, net	384,645	417,081
Deferred tax assets	1,042,492	781,694
Intangible assets, net	2,974,405	2,110,008
Goodwill	4,704,465	4,224,153
Other assets, net	256,899	187,455
Total Assets	$10,751,854	$8,817,621
Liabilities
Debt obligations, net	$2,547,511	$1,681,241
Accrued compensation	340,171	370,726
Operating lease liabilities	356,488	319,532
TRA liability (includes $110,502 and $116,398 at fair value, respectively)	1,189,407	879,509
Warrant liability, at fair value	40,550	22,600
Earnout liability, at fair value	150,852	92,909
Deferred tax liabilities	40,629	34,419
Accounts payable, accrued expenses and other liabilities	207,284	138,754
Total Liabilities	4,872,892	3,539,690
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 568,254,126 and 464,425,386 issued and outstanding, respectively	57	46
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 612,974,223 and 632,486,822 issued and outstanding, respectively	61	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 312,115,409 and 317,089,623 issued and outstanding, respectively	31	32
Additional paid-in capital	3,057,762	2,410,982
Accumulated deficit	(1,054,156)	(882,884)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,003,755	1,528,239
Stockholders’ equity attributable to noncontrolling interests	3,875,207	3,749,692
Total Stockholders’ Equity	5,878,962	5,277,931
Total Liabilities and Stockholders’ Equity	$10,751,854	$8,817,621
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Management fees, net (includes Part I Fees of $140,676, $97,621, $390,279 and $275,423 respectively)	$523,309	$386,009	$1,436,961	$1,116,663
Administrative, transaction and other fees	77,289	43,641	224,592	120,404
Performance revenues	280	—	2,513	506
Total Revenues, Net	600,878	429,650	1,664,066	1,237,573
Expenses
Compensation and benefits	271,107	213,976	723,001	619,875
Amortization of intangible assets	68,674	56,724	181,603	243,532
General, administrative and other expenses	121,329	65,485	291,535	173,101
Total Expenses	461,110	336,185	1,196,139	1,036,508
Other Loss
Net gains (losses) on investments	3,748	(1,227)	9,545	2,415
Interest and dividend income	12,213	5,686	30,755	16,081
Interest expense	(34,102)	(19,672)	(89,301)	(57,208)
Change in TRA liability	6,849	35	4,890	8,187
Change in warrant liability	(6,300)	(2,050)	(17,950)	(3,550)
Change in earnout liability	(10,056)	(2,074)	(10,711)	(4,912)
Total Other Loss	(27,648)	(19,302)	(72,772)	(38,987)
Income Before Income Taxes	112,120	74,163	395,155	162,078
Income tax expense	12,796	10,652	45,764	22,494
Consolidated Net Income	99,324	63,511	349,391	139,584
Net income attributable to noncontrolling interests	(69,519)	(48,402)	(260,550)	(103,299)
Net Income Attributable to Blue Owl Capital Inc.	$29,805	$15,109	$88,841	$36,285

Earnings per Class A Share
Basic	$0.05	$0.03	$0.17	$0.08
Diluted	$0.04	$0.03	$0.15	$0.07
Weighted-Average Class A Shares
Basic(1)	575,249,883	466,376,329	531,422,518	460,691,359
Diluted	1,491,724,950	482,573,913	542,350,192	1,432,190,782

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class A Shares Par Value
Beginning balance	$54	$45	$46	$45
Shares delivered on vested RSUs	—	—	1	—
Class A Shares issued in connection with Prima Acquisition	—	—	1	—
Class A Shares issued in connection with Kuvare Acquisition	2	—	2	—
Class C Shares and Common Units exchanged for Class A Shares	1	1	7	1
Ending Balance	$57	$46	$57	$46

Class C Shares Par Value
Beginning balance	$59	$63	$63	$63
Settlement of Oak Street Earnout Securities	—	—	1	1
Common Units and Class C Shares issued in connection with Prima Acquisition	—	—	1	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	2	—	2	—
Class C Shares and Common Units exchanged for Class A Shares	(1)	—	(7)	(1)
Shares delivered on vested Common Units	1	—	1	—
Class D Shares exchanged for Class C Shares	—	1	—	1
Ending Balance	$61	$64	$61	$64

Class D Shares Par Value
Beginning balance	$32	$32	$32	$32
Class D Shares and Common Units exchanged for Class A Shares	(1)	—	(1)	—
Ending Balance	$31	$32	$31	$32

Additional Paid-in Capital
Beginning balance	$2,729,472	$2,359,830	$2,410,982	$2,293,903
Offering costs related to shares issued in connection with acquisitions	(245)	—	(245)	—
Equity classified contingent consideration in connection with Wellfleet Acquisition	—	—	—	(969)
Deferred taxes on capital transactions	3,412	10,440	287,526	20,600
TRA liability on capital transactions	(26,709)	(1,628)	(342,899)	(25,151)
Equity-based compensation	7,183	3,745	18,370	11,308
Withholding taxes on vested RSUs	(5,753)	(2,064)	(12,066)	(3,619)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(67,064)	8,476	168,801	82,727
Class A Shares issued in connection with Prima Acquisition	—	—	109,827	—
Class A Shares issued in connection with Kuvare Acquisition	417,466	—	417,466	—
Ending Balance	$3,057,762	$2,378,799	$3,057,762	$2,378,799

Accumulated Deficit
Beginning balance	$(982,742)	$(788,525)	$(882,884)	$(689,345)
Cash dividends declared on Class A Shares	(101,219)	(63,710)	(260,113)	(184,066)
Comprehensive income	29,805	15,109	88,841	36,285
Ending Balance	$(1,054,156)	$(837,126)	$(1,054,156)	$(837,126)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,003,755	$1,541,815	$2,003,755	$1,541,815

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,471,271	$3,800,075	$3,749,692	$3,944,188
Equity-based compensation	64,070	64,198	179,239	190,078
Contributions	8,323	15,700	23,297	35,477
Distributions	(179,073)	(139,176)	(558,251)	(406,334)
Withholding taxes on vested RSUs	(11,075)	(4,313)	(22,822)	(7,572)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	67,064	(8,477)	(168,801)	(82,727)
Common Units and Class C Shares issued in connection with Prima Acquisition	—	—	27,195	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	385,108	—	385,108	—
Comprehensive income	69,519	48,402	260,550	103,299
Ending Balance	$3,875,207	$3,776,409	$3,875,207	$3,776,409
Total Stockholders’ Equity	$5,878,962	$5,318,224	$5,878,962	$5,318,224

Cash Dividends Paid per Class A Share	$0.18	$0.14	$0.50	$0.41

Number of Class A Shares
Beginning balance	537,618,016	454,557,594	464,425,386	445,131,351
Shares delivered on vested RSUs	1,192,011	485,639	2,511,026	992,489
Class A Shares issued in connection with Prima Acquisition	—	—	6,352,047	—
Class A Shares issued in connection with Kuvare Acquisition	23,519,636	—	23,519,636	—
Class C Shares and Common Units exchanged for Class A Shares	4,085,924	543,557	68,201,817	9,462,950
Class D Shares and Common Units exchanged for Class A Shares	1,838,539	—	3,244,214	—
Ending Balance	568,254,126	455,586,790	568,254,126	455,586,790

Number of Class C Shares
Beginning balance	586,663,972	633,520,277	632,486,822	629,402,505
Common Units and Class C Shares issued in connection with Prima Acquisition	—	—	1,572,883	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	20,016,013	—	20,016,013	—
Class C Shares and Common Units exchanged for Class A Shares	(4,085,924)	(543,557)	(68,201,817)	(9,462,950)
Shares delivered on vested Common Units	8,650,162	1,046,973	12,333,157	1,046,973
Class D Shares exchanged for Class C Shares	1,730,000	1,370,000	1,730,000	1,370,000
Settlement of Oak Street Earnout Units	—	—	13,037,165	13,037,165
Ending Balance	612,974,223	635,393,693	612,974,223	635,393,693

Number of Class D Shares
Beginning balance	315,683,948	319,132,127	317,089,623	319,132,127
Class D Shares and Common Units exchanged for Class A Shares	(1,838,539)	—	(3,244,214)	—
Class D Shares exchanged for Class C Shares	(1,730,000)	(1,370,000)	(1,730,000)	(1,370,000)
Ending Balance	312,115,409	317,762,127	312,115,409	317,762,127
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Consolidated net income	$349,391	$139,584
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	181,603	243,532
Equity-based compensation	203,287	219,075
Depreciation and amortization of fixed assets	11,707	7,406
Amortization of debt discounts and deferred financing costs	5,205	3,619
Non-cash lease expense	27,148	16,581
Payment of earnout liability in excess of acquisition-date fair value	(13,808)	(7,406)
Net gains on investments, net of dividends on equity-method investments	(2,271)	(2,415)
Change in TRA liability	(4,890)	(8,187)
Change in warrant liability	17,950	3,550
Change in earnout liability	10,711	4,912
Deferred income taxes	29,004	7,147
Changes in operating assets and liabilities:
Due from related parties	(151,869)	12,116
Strategic Revenue-Share Purchase consideration	32,436	30,198
Other assets, net	(23,724)	(4,198)
Accrued compensation	(36,993)	(34,510)
Accounts payable, accrued expenses and other liabilities	40,649	9,792
Net Cash (Used in) Provided by Operating Activities	675,536	640,796

Cash Flows from Investing Activities
Purchases of fixed assets	(50,269)	(34,372)
Purchases of investments	(310,130)	(68,000)
Proceeds from investment sales and maturities	203,944	34,507
Cash consideration paid for acquisitions, net of cash acquired	(435,410)	(26,245)
Net Cash (Used in) Provided by Investing Activities	(591,865)	(94,110)

Cash Flows from Financing Activities
Offering costs related to the Acquisitions	(245)	—
Proceeds from debt obligations	2,040,000	819,800
Debt issuance costs	(24,915)	(5,689)
Repayments of debt obligations, including retirement costs	(1,155,000)	(700,000)
Payment of earnout liability, up to acquisition-date fair value	(79,981)	(79,134)
Equity-classified awards settled in cash	—	(3,186)
Payments under the TRA	(28,166)	—
Withholding taxes on vested RSUs	(34,888)	(11,191)
Dividends paid on Class A Shares	(260,113)	(184,066)
Contributions from noncontrolling interests	29,630	31,730
Distributions to noncontrolling interests	(558,251)	(406,334)
Net Cash Provided by (Used in) Financing Activities	(71,929)	(538,070)
Net Increase (Decrease) in Cash and Cash Equivalents	11,742	8,616
Cash and cash equivalents, beginning of period	104,160	68,079
Cash and Cash Equivalents, End of Period	$115,902	$76,695
Supplemental Information
Cash paid for interest	$49,433	$47,482
Cash paid for income taxes	$18,271	$13,882
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

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
Prima Acquisition
On June 6, 2024, the Company completed its acquisition of Prima Capital Advisors Holdings LLC (“Prima”) (the “Prima Acquisition”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
KAM Acquisition
On July 1, 2024, the Company completed its acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry (the “KAM Acquisition”).
Atalaya Acquisition
On September 30, 2024, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Atalaya Capital Management LP (“Atalaya”) and Atalaya’s other investment advisor affiliates and subsidiaries (the “Atalaya Acquisition,” and collectively with the Dyal Acquisition, Oak Street Acquisition, Wellfleet Acquisition, Par Four Acquisition, CHI Acquisition, Prima Acquisition and KAM Acquisition, the “Acquisitions”).
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of September 30, 2024:

September 30, 2024
Class A Shares	568,254,126
Class C Shares	612,974,223
Class D Shares	312,115,409
RSUs	27,778,399
Private Placement Warrants	5,000,000
Class A Shares—Shares of Class A common stock that are publicly traded. Class A Stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of September 30, 2024, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represent a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B Stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of September 30, 2024, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represent a combined 80% of the total voting power of all shares.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Warrants—The Company has warrants outstanding that were issued in connection with the Business Combination (“Private Placement Warrants”). The Private Placement Warrants currently have a strike price of $11.12 and will expire on May 19, 2026.
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of September 30, 2024, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	September 30, 2024
GP Units	568,254,126
Common Units	925,089,632
Incentive Units	26,235,408
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the Program or (ii) December 31, 2024. There were no repurchases made under the Program during the three and nine months ended September 30, 2024 and 2023.
Pursuant to the terms of the Company’s RSU awards, upon the vesting of RSUs to employees, the Company net settles awards to satisfy employee tax withholding obligations. In such instances, the Company cancels a number of RSUs equivalent in value to the amount of tax withholding payments that the Company is making on behalf of employees out of available cash.
The following table presents RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of RSUs withheld to satisfy tax withholding obligations	950,196	542,167	1,951,014	901,113
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
In connection with the Prima Acquisition, KAM Acquisition and Atalaya Acquisition, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 for additional information.
Common Unit Exchanges
From time to time, the Company exchanges Common Units and Class C Shares for an equal number of Class A Shares. As a result of these exchanges, the Company reallocates equity from noncontrolling interests to the Company’s additional paid-in capital and records additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated statements of changes in stockholders’ equity for these amounts.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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
During the third quarter of 2024, the Company revised certain Credit platform investment strategies presented in Note 9. Prior period amounts have been reclassified to conform to the current period presentation.
For details about Blue Owl’s significant accounting policies, see Note 2 to the consolidated financial statements in the Company’s Annual Report.
Preferred Equity Investment
The Company has elected the fair value option for its preferred equity investment in Kuvare UK Holdings in order to simplify the accounting for this instrument, and therefore changes in unrealized gains or losses are included in current-period earnings within net gains (losses) on investments in the consolidated statements of operations. Dividends compound quarterly, are payable when declared, and are included within interest and dividend income in the consolidated statements of operations. Additional disclosures related to fair value are included in Note 4.
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
September 30, 2024
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
September 30, 2024
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Prima Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill, subject to post-closing adjustments, related to the Prima Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$137,022
Cash consideration(2)	27,696
Earnout consideration(3)	18,600
Total Consideration	$183,318

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$158
Due from related parties	2,005
Operating lease assets	456
Deferred tax assets	4,243
Intangible assets - Investment management agreements	108,000
Other assets, net	302
Total assets acquired	115,164
Liabilities assumed:
Operating lease liabilities	456
Deferred tax liabilities	1,730
Accounts payable, accrued expenses and other liabilities	3,943
Total liabilities assumed	6,129
Net Identifiable Assets Acquired	$109,035
Goodwill(4)	$74,283

(1)Represents Class A Shares, Common Units and corresponding Class C Shares issued to Prima selling stockholders. The value of the Common Units was based on the price of the Company’s Class A Shares, as Common Units are exchangeable on a one-to-one basis for Class A Shares.
(2)Includes cash consideration paid for seller-related transaction expenses and indebtedness.
(3)Represents the fair value of contingent consideration payable to sellers related to the Prima Earnouts.
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $14.0 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements had a weighted-average amortization period of 11.4 years from the date of acquisition.
Prima’s results are included in the Company’s consolidated results starting from the date the acquisition closed, June 6, 2024. For the three and nine months ended September 30, 2024, the Company’s consolidated results included $4.9 million and $6.3 million, respectively, of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Prima Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $9.3 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Prima Earnouts
In connection with the Prima Acquisition, the sellers are entitled to receive additional consideration of up to $35.0 million (the "Prima Earnouts"), based on the performance of the acquired business during the earnout period, which period extends from the closing date to the fourth anniversary of the closing (the "Prima Earnout Period"). Earnout payments are contingent on the acquired business achieving specified revenue milestones during any rolling 12-month period ("LTM Earnout Period") within the Earnout Period (the achievement of any such milestone, a “Prima Triggering Event”); provided that the first LTM Earnout Period will not occur until after June 6, 2025. The Prima Earnouts will be settled in Class A Shares and Common Units with corresponding Class C Shares.
KAM Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill, subject to post-closing adjustments, related to the KAM Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$417,474
Cash consideration(2)	322,747
Earnout consideration(3)	102,000
Total Consideration	$842,221

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$10,741
Deferred tax assets	1,749
Intangible assets - Investment management agreements	568,000
Other assets, net	8,307
Total assets acquired	588,797
Liabilities assumed:
Accrued compensation	6,180
Deferred tax liabilities	3,364
Accounts payable, accrued expenses and other liabilities	5,121
Total liabilities assumed	14,665
Net Identifiable Assets Acquired	$574,132
Goodwill(4)	$268,089

(1)Represents Class A Shares issued to KAM selling stockholders.
(2)Includes cash consideration paid for seller-related transaction expenses and indebtedness.
(3)Represents the fair value of contingent consideration payable to sellers related to the KAM Earnouts.
(4)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $531.0 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements had a weighted-average amortization period of 15.6 years from the date of acquisition.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
KAM’s results are included in the Company’s consolidated results starting from the date the acquisition closed, July 1, 2024. For the three and nine months ended September 30, 2024, the Company’s consolidated results included $17.8 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the KAM Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $35.9 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations.
KAM Earnouts
In connection with the KAM Acquisition, the sellers are entitled to receive additional consideration of up to $250.0 million (the "KAM Earnouts"), based on the acquired business achieving specified revenue growth milestones in each of calendar years 2025, 2026 and 2027 (each, a “KAM Earnout Period,” and the achievement of any such milestone, a “KAM Triggering Event”). The KAM Earnouts will be paid in cash following the conclusion of each respective KAM Earnout Period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Atalaya Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill, subject to post-closing adjustments, related to the Atalaya Acquisition:

(dollars in thousands)
Consideration(1)
Equity consideration(2)	$385,108
Cash consideration(3)	105,666
Earnout liability(4)	15,000
Total Consideration	$505,774

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Due from related parties	$4,510
Intangible assets:
Investment management agreements	360,000
Investor relationships	10,000
Total intangible assets	370,000
Other assets, net	472
Total assets acquired	374,982
Liabilities assumed:
Deferred tax liabilities	4,831
Accounts payable, accrued expenses and other liabilities	2,317
Total liabilities assumed	7,148
Net Identifiable Assets Acquired	$367,834
Goodwill(5)	$137,940

(1)A product managed by the Company received 20% of the consideration presented above as a result of a passive, minority stake it held in the business acquired.
(2)Represents Common Units issued to sellers at fair value, which was based on the price of the Company’s Class A Shares, as Common Units are exchangeable on a one-to-one basis for Class A Shares.
(3)Includes $9.8 million of cash consideration paid in October 2024.
(4)Represents the fair value of contingent consideration payable to non-employee sellers related to the Atalaya Earnouts.
(5)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $100.7 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements and investor relationships had a weighted-average amortization period of 13.9 years and 7.2 years, respectively, from the date of acquisition.
Atalaya’s results are included in the Company’s consolidated results starting from the date the acquisition closed, September 30, 2024. For the three and nine months ended September 30, 2024, the Company’s consolidated results included $0.7 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Atalaya Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $12.5 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated and combined statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Atalaya Earnouts
In connection with the Atalaya Acquisition, the sellers are entitled to receive additional consideration of up to $350.0 million (the "Atalaya Earnouts"), based on the acquired business achieving specified revenue milestones in each of calendar years 2026 and 2028 (the achievement of any such milestone, an “Atalaya Triggering Event”). The Atalaya Earnouts payments are payable in two equal tranches: up to $175.0 million in 2027 based on 2026 revenues, and up to $175.0 million in 2029 based on 2028 revenues. There is also a catch-up mechanism in place if the 2027 payment is less than $175.0 million.
If total payments for the Atalaya Earnouts exceed $175.0 million, at least $50.0 million (or any remaining unpaid amount) will be reallocated from the Atalaya Earnout to non-seller employees in the form of RSUs. The Atalaya Earnouts will be paid to sellers in the form of Common Units with corresponding Class C Shares. Approximately 80% of these payments will be made to sellers that are subject to ongoing employment arrangements with the Company, and as such, these amounts have been classified as compensation and are being expensed over the expected service period. The remaining 20% will be payable to a non-employee seller, and these amounts have been classified as contingent consideration, with the fair value of the obligation presented as an earnout liability in the table above.
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	September 30, 2024	December 31, 2023	Remaining Weighted-Average Amortization Period as of September 30, 2024
Intangible assets, gross:
Investment management agreements	$3,260,420	$2,224,420	12.5 years
Investor relationships	470,300	460,300	7.7 years
Total intangible assets, gross	3,730,720	2,684,720

Accumulated amortization:
Investment management agreements	(620,336)	(471,104)
Investor relationships	(135,979)	(103,608)
Total accumulated amortization	(756,315)	(574,712)
Total Intangible Assets, Net	$2,974,405	$2,110,008
The following table presents expected future amortization of finite-lived intangible assets as of September 30, 2024:

(dollars in thousands)
Period	Amortization
October 1, 2024 to December 31, 2024	$76,490
2025	299,322
2026	285,481
2027	269,871
2028	264,391
Thereafter	1,778,850
Total	$2,974,405

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Pro Forma Financial Information
Unaudited pro forma revenues were $623.9 million and $474.9 million for the three months ended September 30, 2024 and 2023, and $1.8 billion and $1.4 billion for the nine months ended September 30, 2024 and 2023, respectively. Unaudited pro forma consolidated net income attributable to Class A stockholders was $29.9 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, and $88.8 million and $34.9 million for the nine months ended September 30, 2024 and 2023, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and Prima, KAM and Atalaya as though these acquisitions were consummated on January 1, 2023. These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	September 30, 2024	December 31, 2023
Preferred equity investment, at fair value	$263,395	$—
Equity investments in the Company’s products, at fair value	111,221	76,258
Equity investments in the Company’s products, equity method	62,491	51,316
Loans, at amortized cost (includes $7,500 and $207,500 of investments in the Company’s products, respectively)	13,687	214,170
Investments in the Company’s CLOs, at fair value	5,428	2,521
Total	$456,222	$344,265
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$263,395	$263,395
Equity investments in the Company’s products	—	111,221	—	111,221
CLOs	—	—	5,428	5,428
Total Assets, at Fair Value	$—	$111,221	$268,823	$380,044

Liabilities, at Fair Value
TRA liability	$—	$—	$110,502	$110,502
Warrant liability	—	—	40,550	40,550
Earnout liability	—	404	150,448	150,852
Total Liabilities, at Fair Value	$—	$404	$301,500	$301,904

	December 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company’s products	$—	$76,258	$—	$76,258
CLOs	—	—	2,521	2,521
Total Assets, at Fair Value	$—	$76,258	$2,521	$78,779

Liabilities, at Fair Value
TRA liability	$—	$—	$116,398	$116,398
Warrant liability	—	—	22,600	22,600
Earnout liability	—	790	92,119	92,909
Total Liabilities, at Fair Value	$—	$790	$231,117	$231,907

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$253,581	$5,915	$259,496
Net gains (losses)	9,814	(487)	9,327
Ending Balance	$263,395	$5,428	$268,823
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$9,814	$(487)	$9,327

Nine Months Ended September 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,521	$2,521
Purchases	253,585	3,700	257,285
Net gains (losses)	9,810	(793)	9,017
Ending Balance	$263,395	$5,428	$268,823
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$9,810	$(793)	$9,017

Three Months Ended September 30, 2023	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,430	$2,430
Net gains	278	278
Ending Balance	$2,708	$2,708
Change in net unrealized gains on assets still recognized at the reporting date	$278	$278

Nine Months Ended September 30, 2023	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,843	$2,843
Net losses	(135)	(135)
Ending Balance	$2,708	$2,708
Change in net unrealized losses on assets still recognized at the reporting date	$(135)	$(135)

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

Three Months Ended September 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$110,290	$34,250	$23,334	$167,874
Issuances	—	—	117,000	117,000
Net losses	212	6,300	10,114	16,626
Ending Balance	$110,502	$40,550	$150,448	$301,500
Change in net unrealized losses on liabilities still recognized at the reporting date	$212	$6,300	$10,114	$16,626

Nine Months Ended September 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	135,600	135,600
Settlements	(8,551)	—	(87,875)	(96,426)
Net losses	2,655	17,950	10,604	31,209
Ending Balance	$110,502	$40,550	$150,448	$301,500
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,851	$17,950	$10,357	$31,158

Three Months Ended September 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$112,830	$10,050	$88,752	$211,632
Net (gains) losses	(35)	2,050	2,007	4,022
Ending Balance	$112,795	$12,100	$90,759	$215,654
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(35)	$2,050	$2,007	$4,022

Nine Months Ended September 30, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net (gains) losses	(7,792)	3,550	4,939	697
Ending Balance	$112,795	$12,100	$90,759	$215,654
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(7,792)	$3,550	$4,815	$573
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
September 30, 2024
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
Earnout Liability
As of September 30, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts, Prima Earnouts, KAM Earnouts and Atalaya Earnouts. As of December 31, 2023, the earnout liability was comprised of contingent consideration payable for the Oak Street Cash Earnout and the Wellfleet Earnouts.
The Company uses a Monte Carlo simulation model to value certain earnouts where revenue milestones need to be achieved before a payment is due. These models consider current progress towards revenue targets, as well as forecasts, to simulate a range of outcomes based on market inputs such as volatility. For other earnouts, the Company uses a discounted cash flow model, which estimates the present value of future expected cash flows. The key inputs in this model include the projected cash flows attributable to the respective earnout and the discount rate.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$263,395	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	5,428	Discounted cash flow	Yield	10%	-	18%	13%	Decrease
Total Assets, at Fair Value	$268,823

Liabilities
TRA liability	$110,502	Discounted cash flow	Discount Rate	12%	-	12%	12%	Decrease
Warrant liability	40,550	Monte Carlo Simulation	Volatility	28%	-	28%	28%	Increase
Earnout liability:
	145,625	Monte Carlo Simulation	Volatility	20%	-	38%	26%	Increase
	4,823	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	150,448

Total Liabilities, at Fair Value	$301,500
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2023:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
CLOs	$2,521	Discounted cash flow	Yield	15%	-	19%	17%	Decrease

Liabilities
TRA liability	$116,398	Discounted cash flow	Discount Rate	11%	-	11%	11%	Decrease
Warrant liability	22,600	Monte Carlo Simulation	Volatility	31%	-	31%	31%	Increase
Earnout liability	92,119	Discounted cash flow	Discount Rate	6%	-	16%	15%	Decrease

Total Liabilities, at Fair Value	$231,117

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Fair Value of Other Financial Instruments
As of September 30, 2024, the fair value of the Company’s debt obligations was approximately $2.4 billion compared to a carrying value of $2.5 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion compared to a carrying value of $1.7 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of September 30, 2024 and December 31, 2023, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$9,738	$9,995	$30,636	$27,321
Short term lease cost	398	65	560	193
Net Lease Cost	$10,136	$10,060	$31,196	$27,514

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Lease Cash Flow Information	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$6,087	$4,250	$4,594	$10,933

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,938	$1,361	$33,430	$79,150
(1)The amount presented above for the three and nine months ended September 30, 2024, includes $3.1 million and $18.6 million of tenant improvement allowances received from the lessor, respectively.

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	12.0 years	12.5 years

Weighted-average discount rate:
Operating leases	5.6%	5.4%

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2024 to December 31, 2024	$2,009
2025	40,422
2026	43,624
2027	42,374
2028	43,101
Thereafter	331,170
Total Lease Payments	502,700
Imputed interest	(146,212)
Total Lease Liabilities	$356,488

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $0.4 million related to leases that have not commenced that were entered into as of September 30, 2024. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the fourth quarter of 2024 and continue for approximately 2 years.
6. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2024	December 31, 2023
Fixed assets, net:
Leasehold improvements	$171,117	$127,612
Furniture and fixtures	26,858	13,823
Computer hardware and software	8,544	8,328
Accumulated depreciation and amortization	(26,635)	(14,870)
Fixed assets, net	179,884	134,893
Receivables	30,741	15,853
Prepaid expenses	20,487	7,212
Unamortized debt issuance costs on revolving credit facilities	10,246	9,265
Other assets	15,541	20,232
Total	$256,899	$187,455

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company. Such descriptions do not give recognition to the impact of the Exchange Offers (as defined below):

	September 30, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$56,857
2031 Notes	6/10/2031	700,000	700,000	—	688,361
2032 Notes	2/15/2032	400,000	400,000	—	393,423
2034 Notes	4/18/2034	1,000,000	1,000,000	—	980,669
2051 Notes	10/7/2051	350,000	350,000	—	338,201
Revolving Credit Facility	7/23/2029	1,725,000	90,000	1,628,424	90,000
Total		$4,234,800	$2,599,800	$1,628,424	$2,547,511

	December 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,390
2031 Notes	6/10/2031	700,000	700,000	—	687,163
2032 Notes	2/15/2032	400,000	400,000	—	392,766
2051 Notes	10/7/2051	350,000	350,000	—	337,922
Revolving Credit Facility	6/29/2028	1,550,000	205,000	1,338,300	205,000
Total		$3,059,800	$1,714,800	$1,338,300	$1,681,241
2034 Notes
On April 18, 2024 and June 6, 2024, the Company, through its indirect subsidiary, Blue Owl Finance LLC (the “Issuer”), issued $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”). The 2034 Notes bear interest at a rate of 6.250% per annum and mature on April 18, 2034. Interest on the 2034 Notes will be payable semi-annually in arrears on April 18 and October 18 of each year, commencing October 18, 2024.
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
In connection with the issuance of the 2034 Notes, the Registrant and certain other subsidiaries were added as guarantors to the 2028 Notes, 2031 Notes, 2032 Notes and 2051 Notes.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Revolving Credit Facility
On December 7, 2021, the Company, through its indirect finance subsidiary, Blue Owl Finance LLC, entered into a revolving credit facility (the “Revolving Credit Facility”), which was amended in June 2023 to increase total borrowing capacity to $1.6 billion and extend the maturity date to June 29, 2028, and was further amended in July 2024 to increase total borrowing capacity to $1.725 billion and extend the maturity date to July 23, 2029. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of September 30, 2024 and December 31, 2023 were 8.75% and 6.96%, respectively.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
During the nine months ended September 30, 2024, the Company made a TRA payment of $28.2 million (including $2.8 million to related parties). The table below presents management’s estimate as of September 30, 2024, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2024 to December 31, 2024	$—
2025	53,713
2026	66,911
2027	81,478
2028	100,489
Thereafter	1,004,965
Total Payments	1,307,556
Less adjustment to fair value for contingent consideration	(118,149)
Total TRA Liability	$1,189,407
Unfunded Product Commitments
As of September 30, 2024, the Company had unfunded investment commitments to its products of $54.5 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of September 30, 2024, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Credit Platform
Direct lending	$296,974	$219,297	$830,296	$630,373
Alternative credit	671	—	671	—
Investment grade credit	13,260	—	13,260	—
Liquid credit	7,750	6,590	21,285	20,244
Other	6,555	—	18,809	—
Management Fees, Net	325,210	225,887	884,321	650,617
Administrative, transaction and other fees	59,123	31,246	173,966	84,170
Performance revenues	280	—	643	—
Total GAAP Revenues - Credit Platform	384,613	257,133	1,058,930	734,787

GP Strategic Capital Platform
GP minority stakes	152,633	132,498	431,908	393,218
GP debt financing	6,120	4,613	17,199	11,990
Professional sports minority stakes	757	683	2,721	1,650
Strategic Revenue-Share Purchase consideration amortization	(11,116)	(10,659)	(32,436)	(30,198)
Management Fees, Net	148,394	127,135	419,392	376,660
Administrative, transaction and other fees	10,755	8,846	31,668	26,451
Total GAAP Revenues - GP Strategic Capital Platform	159,149	135,981	451,060	403,111

Real Estate Platform
Net lease	41,246	32,987	123,433	89,386
Real estate credit	8,459	—	9,815	—
Management Fees, Net	49,705	32,987	133,248	89,386
Administrative, transaction and other fees	7,411	3,549	18,958	9,783
Performance revenues	—	—	1,870	506
Total GAAP Revenues - Real Estate Platform	57,116	36,536	154,076	99,675
Total GAAP Revenues	$600,878	$429,650	$1,664,066	$1,237,573

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
The table below presents the beginning and ending balances of the Company’s management fees, performance revenues and administrative, transaction and other fees receivable and unearned management fees. Substantially all of the amounts receivable are collected during the following quarter. A liability for unearned management fees is generally recognized when management fees are paid to the Company in advance. The entire change in unearned management fees shown below relates to amounts recognized as revenues in the current year period. Management fees are primarily included within due from related parties and a portion is also included within other assets in the Company’s consolidated statements of financial condition. Performance revenues and administrative, transaction and other fees receivable are included within due from related parties and unearned management fees are included within accounts payable, accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Management Fees Receivable
Beginning balance	$243,203	$262,059
Ending balance	$332,326	$226,321

Administrative, Transaction and Other Fees Receivable
Beginning balance	$42,059	$44,060
Ending balance	$76,838	$46,990

Performance Revenues Receivable
Beginning balance	$2,975	$1,132
Ending balance	$228	$—

Unearned Management Fees
Beginning balance	$9,398	$9,389
Ending balance	$10,054	$9,196
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

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Beginning Balance	$417,081	$457,939
Amortization	(32,436)	(30,198)
Ending Balance	$384,645	$427,741

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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
Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant. The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the A&R 2021 Equity Incentive Plan is 171,930,614, of which 84,303,798 remain available as of September 30, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the A&R 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Acquisition related
Oak Street Earnout Units	$—	$20,310	$—	$60,267
Wellfleet Earnout Shares	1,508	882	4,933	2,501
Total acquisition related	1,508	21,192	4,933	62,768
Incentive Units	57,036	42,104	144,898	118,950
RSUs	19,063	11,678	53,456	37,357
Equity-Based Compensation Expense	$77,607	$74,974	$203,287	$219,075
Corresponding tax benefit	$696	$180	$1,961	$652

Fair value of RSUs settled in Class A Shares	$21,110	$5,702	$44,925	$12,408
Fair value of RSUs withheld to satisfy tax withholding obligations	$16,828	$6,365	$34,888	$11,179
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
September 30, 2024
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
The Company had an effective tax rate of 11.4% and 11.6% for the three and nine months ended September 30, 2024, respectively, and 14.4% and 13.9% for the three and nine months ended September 30, 2023, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2024, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2019.
In connection with and subsequent to the Business Combination, the Company recorded to additional paid-in capital various adjustments to deferred tax assets and liabilities, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that may eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated statements of changes in stockholders’ equity for these amounts.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
12. EARNINGS PER SHARE
The table below presents the Company’s treatment for basic and diluted earnings per share for instruments outstanding of the Registrant and the Blue Owl Operating Group. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Contingently issuable shares	Contingently issuable shares
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Wellfleet Earnout Shares(3)	Excluded	Excluded
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	Excluded	If-converted method
Unvested Incentive Units(4)	Excluded	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(5)	Excluded	Contingently issuable shares If-converted method
Prima Earnouts(6)	Excluded	Contingently issuable shares If-converted method (for earnouts issuable in Common Units)
Atalaya Earnouts(7)	Excluded	Contingently issuable shares If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,700,172 and 11,959,362 for the three and nine months ended September 30, 2024, and 11,393,389 and 10,927,643 for the three and nine months ended September 30, 2023.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for three and nine months ended September 30, 2024 and 2023.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(5)The Second Oak Street Earnouts and the First Oak Street Earnouts were settled as common units during the three months ended March 31, 2024 and 2023, respectively. As of September 30, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred nor were these units issuable by the Registrant (they would be issued as Common Units of the Blue Owl Operating Group), and therefore such units have not been included in the calculation of basic earnings per share for the three and nine months ended September 30, 2023. However, had September 30, 2023 also been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2023.
(6)As of September 30, 2024, the Prima Triggering Event with respect to the Prima Earnouts had not occurred nor are these earnouts issuable by the Registrant, and therefore such earnouts have not been included in the calculation of basic earnings per share for the three and nine months ended September 30, 2024. Had September 30, 2024 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2024.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(7)As of September 30, 2024, the Atalaya Triggering Event with respect to the Atalaya Earnouts had not occurred nor are these earnouts issuable by the Registrant, and therefore such earnouts have not been included in the calculation of basic earnings per share for the three and nine months ended September 30, 2024. Had September 30, 2024 also been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$29,805	575,249,883	$0.05
Effect of dilutive securities:
Unvested RSUs	—	9,429,072		—
Warrants	(2,397)	1,864,502		—
Vested Common Units	39,005	905,181,493		—
Vested Incentive Units	—	—		8,059,675
Unvested Incentive Units	—	—		21,533,293
Diluted	$66,413	1,491,724,950	$0.04

Nine Months Ended September 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$88,841	531,422,518	$0.17
Effect of dilutive securities:
Unvested RSUs	—	9,135,488		—
Warrants	(6,412)	1,792,186		—
Vested Common Units	—	—		923,735,043
Vested Incentive Units	—	—		8,457,957
Unvested Incentive Units	—	—		23,969,944
Diluted	$82,429	542,350,192	$0.15

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

Three Months Ended September 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$15,109	466,376,329	$0.03
Effect of dilutive securities:
Unvested RSUs	—	5,491,852		—
Warrants	(663)	222,129		—
Vested Common Units	—	—		953,172,293
Vested Incentive Units	—	—		9,380,431
Unvested Incentive Units	—	—		24,891,476
Oak Street Earnout Units	—	10,483,603		—
Diluted	$14,446	482,573,913	$0.03

Nine Months Ended September 30, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$36,285	460,691,359	$0.08
Effect of dilutive securities:
Unvested RSUs	—	5,159,344		—
Warrants	(1,136)	34,602		—
Vested Common Units	69,963	957,654,570		—
Vested Incentive Units	—	—		8,036,109
Unvested Incentive Units	—	—		24,940,033
Oak Street Earnout Units	—	8,650,907		—
Diluted	$105,112	$1,432,190,782	$0.07
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

(dollars in thousands)	September 30, 2024	December 31, 2023
Management fees	$332,326	$243,203
Performance revenues	228	2,975
Administrative fees	76,838	42,059
Other expenses paid on behalf of the Company’s products and other related parties	116,128	78,899
Due from Related Parties	$525,520	$367,136

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $26.5 million and $74.4 million for the three and nine months ended September 30, 2024, respectively, and $15.8 million and $44.0 million for the three and nine months ended September 30, 2023, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $21.6 million and $58.5 million for the three and nine months ended September 30, 2024, respectively, and $12.2 million and $31.2 million for the three and nine months ended September 30, 2023, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(3.8) million and $(11.6) million for the three and nine months ended September 30, 2024 respectively, and $(0.8) million and $(5.8) million for the three and nine months ended September 30, 2023, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $0.6 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024. As of June 30, 2024, this promissory note was fully repaid. The promissory note bore interest at a rate of SOFR plus 1.55%, subject to change based on credit rating and leverage ratio. The Company recorded $5.4 million of interest income for the nine months ended September 30, 2024. As of September 30, 2023, $225.0 million was outstanding under this promissory note and the Company recorded $4.4 million and $12.8 million of interest income for the three and nine months ended September 30, 2023, respectively. Interest was payable monthly in arrears and settled in cash or equity in the related product.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.75%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of September 30, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.6 million of interest income for the three and nine months ended September 30, 2024, respectively. As of September 30, 2023, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2023, respectively.
14. SUBSEQUENT EVENTS
Dividend
On October 31, 2024, the Company announced a cash dividend of $0.18 per Class A Share. The dividend is payable on November 22, 2024, to holders of record as of the close of business on November 11, 2024.
Acquisitions
On October 7, 2024, the Company announced its entry into a definitive agreement to acquire substantially all of the assets of IPI Partners, LLC (the “IPI Acquisition”), a joint venture between an affiliate of ICONIQ Capital, LLC (“ICONIQ”) and an affiliate of Iron Point Partners. The aggregate consideration for the IPI Acquisition will be approximately $1.0 billion. The Company will fund the IPI Acquisition through a combination of approximately $788.6 million in Common Units and corresponding Class C Shares and approximately $203.8 million in cash, subject to certain closing consideration adjustments.
In addition, in connection with the IPI Acquisition, the Company will enter into a services agreement with ICONIQ (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to the Company or its subsidiaries. Under the terms of the Services Agreement, in 2026 the Company expects to issue 14,175,000 Incentive Units, subject to future targets. The Company also expects to issue in 2027 or 2028 a meaningful amount of additional Incentive Units pursuant to the Services Agreement, subject to the achievement of certain future targets. The Incentive Units will be fully vested upon issuance.
The IPI Acquisition is expected to close in the fourth quarter of 2024 or first quarter of 2025, subject to certain closing conditions including third party consents.