Form 10-K
period 2024-12-31
BLUE OWL CAPITAL INC.
filed 2025-02-21
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2024, was approximately $9.5 billion. As of February 14, 2025, there were 608,346,194 of the registrant’s shares of Class A common stock outstanding, 619,072,523 shares of the registrant’s Class C common stock outstanding and 310,415,409 of the registrant’s Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this report.

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Finance Corp. II (“OTF II”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”) and, until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in the Blue Owl Operating Partnerships.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to the Blue Owl Operating Partnerships and their consolidated subsidiaries.

Blue Owl Operating Group Units	Refers collectively to a unit in each of the Blue Owl Operating Partnerships.

Blue Owl Operating Partnerships	Refers to Blue Owl Carry and Blue Owl Holdings, collectively.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Blue Owl Securities is wholly owned by Blue Owl and provides distribution services to all Blue Owl platforms.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes our direct lending strategy, which offers private credit solutions to primarily upper-middle-market companies through differentiated access points; alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees on such uncalled committed capital. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost. For Real Assets, FPAUM is generally equal to a combination of capital commitments and cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products FPAUM is based on NAV, market value or statutory book value.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) ("KAM"), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REIT”).

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Manager	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

Permanent Capital
Refers to AUM in products that have an indefinite term and do not have a requirement to exit investments and return the proceeds to investors after a prescribed period. Some of these products, however, may be required or can elect to return all or a portion of capital gains and investment income, and some may have periodic tender offers or redemptions. Permanent Capital includes certain products that are subject to management fee step downs or roll-offs or both over time.

Prima Acquisition	Refers to the acquisition of Prima Capital Advisors Holdings LLC, a real estate lender focused primarily on investing in commercial mortgage-backed securities, that was completed on June 6, 2024.

Principals
Refers to our founders and senior members of management who hold, or in the future may hold, Class B Shares and Class D Shares. Class B Shares and Class D Shares collectively represent 80% of the total voting power of all shares.

Real Assets	Refers, unless context indicates otherwise, to our Real Assets platform (f/k/a Real Estate) that primarily focuses on acquiring triple net lease real estate occupied by investment grade and creditworthy tenants and real estate debt finance through two investment strategies: net lease and real estate credit.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, the Blue Owl Operating Partnerships and each of the Partners (as defined therein) party thereto.

AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC. We make available free of charge on our website (www.blueowl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.
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

Part I
Item 1. Business.
Blue Owl is a global alternative asset manager with $251.1 billion in AUM as of December 31, 2024. Anchored by a strong Permanent Capital base, the firm deploys private capital across Credit, GP Strategic Capital and Real Assets platforms on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. Blue Owl employs over 1,100 people globally.
Blue Owl was formed in May 2021 through the combination of Owl Rock, a leader in credit solutions, and Dyal Capital, a leading capital solutions provider to large private capital managers. In December 2021, we acquired Oak Street, which expanded our offerings to include real estate-focused products. In April 2022, we acquired Wellfleet (as defined in Note 1 to our Financial Statements), which expanded our reach in the broadly syndicated leveraged loans market, including CLO product offerings. In August 2023, the Par Four Acquisition (as defined in Note 1 to our Financial Statements) expanded our liquid credit strategy team. In December 2023, the CHI Acquisition (as defined in Note 1 to our Financial Statements) expanded our offerings to include mid-to-late-stage equity investments into biopharmaceutical and healthcare companies. In June 2024, the Prima Acquisition expanded our real estate finance offerings. In July 2024, the KAM Acquisition expanded our offerings to provide solutions for insurance clients. In September 2024, the Atalaya Acquisition expanded our alternative investment credit-focused products.
Our breadth of offerings and Permanent Capital base enable us to offer a differentiated, holistic framework of capital solutions to middle market companies, large alternative asset managers and corporate real estate owners and tenants. We provide these solutions through our Permanent Capital vehicles and long-dated private funds, that we believe provide our business with a high degree of earnings stability and predictability. Our Permanent Capital vehicles generally have an indefinite term and do not have requirements to exit investments after a prescribed period to return invested capital to investors, except as required by applicable law or pursuant to redemption requests that can only be made after significant lock-up periods. For the year ended December 31, 2024, approximately 91% of our management fees were earned from Permanent Capital vehicles.
Our global, high-caliber investor base includes a diversified mix of institutional investors, including prominent public and private pension funds, endowments, foundations, family offices, private banks, high net worth individuals, asset managers and insurance companies, as well as retail clients, accessed through well-known wealth management firms. We have continued to grow our investor base and presence in the growing private markets and alternative asset management sector by emphasizing our disciplined investment approach, client service, and portfolio performance.
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
Our Products
We have three major product platforms: Credit, GP Strategic Capital and Real Assets. We believe our products, while distinct, are complementary to each other and together enable us to provide a differentiated offering of varied capital solutions. All of our products employ a disciplined investment philosophy with a focus on long-term investment horizons and are managed by tenured leadership and investment professionals with significant experience in their respective platforms.
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

Blue Owl AUM: $251.1 billion FPAUM: $159.8 billion

Credit AUM: $135.7 billion FPAUM: $91.0 billion	GP Strategic Capital AUM: $66.0 billion FPAUM: $37.3 billion	Real Assets AUM: $49.4 billion FPAUM: $31.5 billion

Direct Lending AUM: $98.1 billion FPAUM: $58.6 billion	GP Minority Stakes AUM: $62.4 billion FPAUM: $35.9 billion	Net Lease AUM: $33.9 billion FPAUM: $17.4 billion
Alternative Credit AUM: $10.5 billion FPAUM: $5.7 billion	GP Debt Financing AUM: $2.8 billion FPAUM: $1.2 billion	Real Estate Credit AUM: $15.5 billion FPAUM: $14.1 billion
Investment Grade Credit AUM: $17.6 billion FPAUM: $17.7 billion	Professional Sports Minority Stakes AUM: $0.9 billion FPAUM: $0.3 billion
Liquid Credit AUM: $7.3 billion FPAUM: $7.2 billion
Other AUM: $2.3 billion FPAUM: $1.7 billion

All amounts shown as of December 31, 2024, totals may not sum due to rounding.
Credit
Our Credit products offer private financing solutions to primarily upper-middle-market companies. We believe our breadth of offerings establishes us as a lending partner of choice for private equity sponsored companies, as well as non-sponsored borrowers. Our investment capabilities also span the alternative credit and asset-based finance markets, allowing us to harness the power of our collective insights and provide innovative capital structure solutions for our borrowers and partners. Our Credit products are generally offered through a mix of our BDCs, long-dated private funds, managed accounts and CLOs across the following investment strategies:
•Direct Lending: Our direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments. Within direct lending, we aim to lend capital to sizable, defensive businesses operating in recession-resistant industries or non-cyclical end markets.
◦Diversified Lending: Our diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We provide a wide range of financing solutions with a strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor and position size. Our diversified lending strategy is primarily offered to investors through our BDCs.

◦Technology Lending: Our technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into common equity of companies in which our products invest (which we refer to as “portfolio companies”). Our technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors. Our technology lending strategy is primarily offered to investors through our technology-focused BDCs.
◦First Lien Lending: Our first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States. Our first lien strategy is offered to investors through our long-dated private funds and managed accounts.
◦Opportunistic Lending: Our opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets. We focus on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. We aim to be the partner of choice for companies by being well-equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications. Our opportunistic lending strategy is offered to investors through our long-dated private funds and managed accounts.
•Alternative Credit: Our alternative credit strategy targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing.
•Investment Grade Credit: Our investment grade credit strategy focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products. Tailored for insurance companies, this strategy emphasizes reliable returns while prioritizing capital preservation and industry regulatory compliance.
•Liquid Credit: Our liquid credit strategy seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through CLO vehicles.
•Other: Our other Credit strategies employ various investment strategies to pursue long-term capital appreciation and risk adjusted returns, including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies.
GP Strategic Capital
Our GP Strategic Capital products position us as a leading capital solutions provider to private capital managers. We primarily focus on acquiring equity stakes in, or providing debt financing to, private capital firms, which we may refer to as “GPs” or “Partner Managers.” Our Business Services Platform is a boutique consulting unit within Blue Owl and was established to provide strategic support to our Partner Managers. Our GP Strategic Capital products are offered primarily through Permanent Capital private fund vehicles across the following investment strategies:

•GP Minority Stakes: We build diversified portfolios of minority equity investments in institutionalized alternative asset management firms across multiple strategies, geographies, and asset classes. Our investment objective is to generate compelling cash yield by collecting a set percentage of contractually fixed management fees, a set percentage of carried interest and a return on balance sheet investments from the underlying managers. We primarily focus on acquiring minority positions in multi-product alternative asset managers who continue to gain a disproportionate proportion of the assets flowing into private investment strategies and exhibit high levels of stability. Our inaugural products followed a hedge fund manager-focused investment program that has since evolved into a private capital manager-focused investment program in our more recent products focused on institutional private markets-focused firms that generally have fee-paying assets under management over $10 billion. We have an additional product offering, which is a strategic and economic venture between Blue Owl and a global alternative asset manager headquartered in Abu Dhabi, that focuses on building a diversified portfolio of minority equity stakes in mid-sized institutional private markets-focused firms that generally have fee-paying assets under management of less than $10 billion. Our GP minority stakes strategy is offered to investors through our closed-end, Permanent Capital funds. A fundamental component of the fundraising efforts for our investment programs is the ability to identify and execute co-investment opportunities for our investors. We may offer, from time to time and in our sole discretion, co-investment opportunities in certain fund investments to certain investors, generally with no management or incentive-based fee.
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
•Professional Sports Minority Stakes: Our professional sports minority stakes strategy focuses on building diversified portfolios of minority equity investments in professional sports teams. Our investment objective is to purchase minority equity interests at attractive valuations while generating a compelling return primarily through participation in potential cash distributions, capital appreciation, and/or control ownership sales.
Real Assets
Our Real Assets products focus on two primary investment strategies: net lease and real estate credit. Our Real Assets products are offered primarily through Permanent Capital vehicles, including our non-traded REIT, and long-dated private funds.
•Net Lease: Our net lease real estate strategy structures portfolios of primarily single-tenant properties across industrial, essential retail and mission critical office sectors, occupied by investment-grade or creditworthy tenants. By combining our proprietary origination infrastructure, enhanced lease structures and disciplined investment criteria, we seek to provide investors with predictable current income and potential for appreciation while limiting downside risk.
•Real Estate Credit: Our real estate credit investment strategy offers a diverse range of competitive real estate financing solutions and invests in both the public and private markets, seeking to generate equity-like returns while maintaining well-protected positions in the capital structure. Secured by real assets with predictable cash flows, our strategy aims to generate diversification, current income potential, and downside mitigation for investors. Our real estate credit investment strategy invests via securities, private debt (either via origination or acquisition of loans), and customized solutions.
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
Since inception, these businesses have launched and acquired new strategies and products, exclusively in areas where we believe we can leverage our competitive advantage and expertise, and where we believe we have identified a critical mass of lending, capital and real estate solutions opportunities as well as heightened investor interest. We have focused on executing on key adjacencies that are natural extensions of existing core strategies in order to capitalize on the growing dislocations in the market and rising investor demand.
Our Competitive Strengths
•High proportion of Permanent Capital. We have a high-quality capital base heavily weighted toward Permanent Capital. For the year ended December 31, 2024, approximately 91% of our management fees were earned on AUM that we refer to as Permanent Capital. Substantially all of the AUM in our GP Strategic Capital products and a large portion of the AUM in our Credit and Real Assets products are structured as Permanent Capital vehicles. The high proportion of Permanent Capital in our AUM provides a stable base and allows for our AUM to grow more predictably without having reductions in our asset levels due to ordinary redemptions. Our Permanent Capital base also lends stability and flexibility to our products’ portfolio companies, providing us the opportunity to grow alongside these companies and positioning us to be a preferred source of capital and the incumbent lender for follow-ons and other capital solutions to high-performing companies. As such, we are able to be a compelling partner for these firms as they seek capital to support their long-term vision and business development goals. The stability of our AUM base enables us to focus on generating attractive returns by investing in assets with a long-term focus across different periods in the market cycle.
•Significant embedded growth in current AUM with built-in mechanisms for fee revenue increases. While we expect to continue our successful fundraising track record to supplement our existing capital base, our current AUM, predominately Permanent Capital in nature, already provides for significant embedded growth. Of our $251.1 billion AUM base, $159.8 billion represents our current FPAUM. As of December 31, 2024, we had approximately $22.6 billion in AUM not yet paying fees, providing the potential for over $300 million of annualized management fees once fully deployed. In addition, to the extent certain of our BDCs become publicly listed, the advisory fees from such BDCs could potentially increase, subject to any fee waivers or deferral arrangements agreed to by us and the applicable BDC.
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

•Extensive, long-term relationships with a robust and vast network of alternative asset managers. We have extensive alternative asset manager relationships, which allow us to quickly and efficiently source potential investment opportunities for our products. We believe our deep relationships position us to receive “early looks” and “last looks” from alternative asset managers, which in turn, allow us to be highly selective in deciding which investments to pursue. We believe the depth and breadth of our relationships are predicated on several, differentiating features of our business and that alternative asset managers value our team’s experience and deep focus both within products and across a broad spectrum of capital solutions. Our expansive set of product offerings allows us to provide flexible and creative solutions, and in tandem with our sizeable Permanent Capital base, enables us to provide access to scaled, sizeable commitments. Partner Managers in our GP minority stakes products also value our Business Services Platform, which provides strategic value-added services to our Partner Managers in key areas: capital strategy, private wealth, human capital, operations, corporate strategy and M&A, environmental, social and governance (“ESG”) advisory, citizenship and strategic initiatives, data science, procurement and artificial intelligence. We expect our differentiated approach and broad spectrum of capital solution products will continue to strengthen our relationships, and we intend to further expand our network to fortify our position as a preferred partner for alternative asset managers and their products’ portfolio companies.
•Increasing benefits of scale. We believe our robust, scaled infrastructure provides us with a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Many institutional investors are concentrating their relationships in an effort to partner with dependable, scaled firms with proven track records that they have a high level of comfort with. Our scaled business enables us to remain a partner of choice not only for borrowers, GPs and tenants, but also for investors. We believe we will not only maintain, but continue to expand, our share of the market as a result of the high level of confidence investors have in our scaled capital solutions business. Our ability to provide diversification and niche access points will continue to attract investor interest as they seek diversification and continue to value lower-correlation portfolio allocations.
There are many managers who compete with our Credit platform. However, we believe our focus on direct lending serves as a competitive advantage. Our differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $1.0 billion or more. Our Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification in our portfolios. We believe our scale enables us to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders. We have significant available capital that allows us to provide scaled financing solutions, commit to full capital structures and support the capital needs of borrowers. We believe being a total solutions provider also grants us a broader view of market opportunities, which allows us to continue operating as a market leader.
Within GP Strategic Capital, we have also established ourselves as a market leader, with a long track record, the greatest amount of aggregate capital raised and the largest number of publicly announced deals. Our most recently completed flagship fundraise, Blue Owl GP Stakes V, was more than twice as large as funds raised by our closest peers. Our large base of stable capital not only enables participation in investments across the sizing spectrum, but also creates a competitive advantage by positioning us as a highly qualified buyer for minority stakes in attractive GPs. We believe that we also gain access to proprietary deal flow as a result of the market’s confidence in our ability to execute on investments expeditiously. We believe our strong reputation in the market combined with our scale will continue to provide us with unique access to the most attractive sectors of the alternative asset management universe.
Within Real Assets, we have a targeted origination strategy that is enhanced by our strong network and allows us to be both competitive and differentiated from other net lease peers. We proactively build and maintain strong relationships with large investment grade-rated and creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Further we look to provide flexible structuring that is mutually beneficial with long lease durations, and in many cases, favorable pricing. We have leveraged our corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. We believe our strong origination capabilities, conservative underwriting criteria and strong existing tenant relationships will allow our Real Assets products to purchase properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale.

•Diverse, global and growing high-quality investor base. Our global investor base is composed of long-standing institutional relationships, as well as a quickly growing retail investor base. Our institutional clients include large domestic and international public and private pension funds, endowments, foundations, family offices, sovereign wealth funds, asset managers and insurance companies. Our retail clients include prominent wealth management firms, private banks, and high net worth investors. As we continue to grow, we expect to retain our existing clients through our breadth of offerings. As of December 31, 2024, approximately 38% of our institutional investors, excluding insurance, were invested in more than one product, with many increasing their commitment to their initial strategy and committing additional capital across our other strategies. We believe our diligent management of investors’ capital, combined with our strong performance and increasingly diversified product offerings has helped retain and attract investors which has furthered our growth in FPAUM and facilitated further expansion of our strategies. We also believe the global nature of our investor base enables significant cross-selling opportunities between our products. We are committed to providing our clients with a superior level of service. We believe our client-focused nature, rooted in our culture of transparency, will help us continue to retain and attract high-quality investors to our business.
•Industry-leading management team with proven track record. We are led by a team of seasoned executives with significant and diverse experience at the world’s leading financial institutions. Our best-in-class management team has considerable expertise across their respective product strategies, with a long track record of successful investing experience across multiple businesses and credit cycles. Members of our senior management have decades of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles. Additionally, our senior management team has developed meaningful, long-term relationships and partnerships with alternative asset managers as well as with our investors.
•Alignment of interests with stakeholders. We consider the alignment of interests of our executive management team and other professionals with those of the investors in our products to be core to our business. AUM (inclusive of accrued carried interest) attributable to our executives and other employees as of December 31, 2024 totaled approximately $4.1 billion (including $2.2 billion related to accrued carried interest), which aligns their interests with our clients’ interests by motivating the continued high performance and retention of our dedicated team of professionals.
Our Growth Strategy
We aim to continue applying our core principles and values that have guided us since inception in order to expand our business through the following strategies:
•Organically grow our core business. We expect to continue to grow AUM in our existing strategies, and intend to launch additional or successor Permanent Capital vehicles and long-dated products in the future. We will benefit from significant embedded growth in our current AUM that is not yet paying fees that can be realized as we continue to deploy and lever our existing capital base. We believe these key attributes, in conjunction with our ability to raise successor products in existing strategies, will continue to play a key role in our growth profile. We also expect to enhance our AUM growth by expanding our current investor relationships and continuing to attract new investors.
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

•Leverage complementary global distribution networks. We are well positioned to continue to penetrate the growing global market. The success of our Credit and Real Assets products to date has been primarily focused within the United States, while our GP Strategic Capital products have a more global investor base. We intend to continue fundraising both domestically and internationally. The favorable industry tailwinds are global in nature and we believe that there is additional market opportunity across the global landscape. As of December 31, 2024, we raised 79% of our capital in the United States and Canada. We believe our strong network and track record of global fundraising has primed us to further extend our fundraising efforts across products and into additional international markets, as institutional investors across the globe are facing the same pressures and seeking the same positive attributes of the sector that have attracted domestic investors thus far. We also believe we have a significant opportunity to continue to leverage our global fundraising capabilities and investor relationships to cross-sell our Credit, GP Strategic Capital and Real Assets products, as well as utilize our existing domestic retail channel to cross-sell our products while increasing our global capabilities. The global market represents a large, and relatively untapped opportunity for many of our products that we believe will facilitate our pursuit of international expansion in the coming years, and position us to enter into less-developed markets where we can be a significant first-mover and play a key role in defining the markets.
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
•Deepen and expand strong strategic relationships with key institutional investors. We have established invaluable relationships with strategic partners, consultants and large institutional investors who provide us with key market insights, operational advice and facilitate relationship introductions. We pride ourselves on continuing to foster these relationships as they are fundamental to our business and reflect the strong alignment of interests that is highly valued by our partners. As of December 31, 2024, 16 institutional investors, excluding insurance, have committed at least $1.0 billion across our strategies, 32 have committed at least $500 million, and 71 have committed at least $250 million. Our strategic partnerships allow us to craft customized solutions tailored to the objectives of our clients, while reflecting the breadth of our capabilities across our strategies. We also have important relationships with sponsors, wealth management firms, banks, corporate advisory firms, industry consultants and other market participants that we believe are of significant value. As we continue to grow, both organically and through product and geographic expansion, we will continue to pursue the addition of incremental key strategic partners.
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
Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and asset basis. We face competition both in the pursuit of investors for our products and investment opportunities. Generally, our competition varies across product lines, geographies and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breadth of our product offering, business reputation and the level of fees and expenses charged for services. We compete for investment opportunities at our products based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation and price, and we expect that competition will continue to increase. See “Item 1A. Risk Factors—Risks Related to Investment Management—The investment management business is intensely competitive.”

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain and motivate our existing employees. See “Item 1A. Risk Factors—Risks Related to Personnel—Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.”
Credit
Our competition as an asset manager and financing source to primarily upper-middle-market companies consists primarily of other asset managers who focus principally on credit funds, including BDCs, and other credit products. We also compete with other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act of 1940, as amended (the “Investment Company Act”), imposes on our BDCs, or to the distribution and other requirements our BDCs must satisfy to qualify for regulated investment company (“RIC”) tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit.
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
Our current GP Strategic Capital strategies compete with, among others, a number of private equity funds, specialized funds, hedge funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks, other investment managers and other financial institutions, including the owners of certain of our stockholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase. We compete globally and on a regional, industry and asset basis.
Real Assets
We have remained the only net lease private equity manager dedicated to transacting primarily with investment grade rated and other creditworthy counterparties. The more stable and predictable nature of the net lease sector has brought additional competition into the space in recent years. Historically, such competition has primarily come from net lease REITs (publicly traded and non-traded), other private equity real estate funds, and high net worth buyers.
Competitors in the publicly traded net lease sector generally exhibit less stringent criteria than we do with respect to pricing and lease durations, and their portfolios are comprised substantially of non-investment grade credits, shorter average lease terms, and meaningful near-term lease rollover. Additionally, many net lease peers focus on acquiring retail properties with an average deal size of less than $10 million, whereas our Real Assets products’ transactions are frequently $100 million and greater in size.

Competition from other private equity funds has grown, as many have either shifted their current real estate focus to building net lease teams or acquiring existing net lease strategies. Despite this increased activity, competition with our Real Assets products on the deal level has remained relatively low, as those strategies concentrate their efforts in the non-investment grade space, prefer to develop properties themselves, and to deploy capital in sectors that are outside of our traditional focus of industrial assets, mission critical office properties and essential retail. As the monetization of real estate through sale-leasebacks continues to gain traction as a capital allocation tool for companies, we expect the net lease sector to grow even larger, and that will continue to attract more competition into the space.
Human Capital
As of December 31, 2024, we had over 1,100 full-time employees globally.
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
We rely significantly on our talented team, leveraging a wide variety of investment, management, business and other skills and expertise, to create value for stockholders and investors in our products. We aim to build a team that is driven and embraces an inclusive culture in which our team members are engaged and work collaboratively across the organization.
Compensation and Benefits
We design our compensation programs, including fixed and variable performance-based compensation, to motivate and retain employees and align their interests with those of our stockholders. In particular, annual compensation for our executives and other senior employees involves a combination of cash and deferred equity awards in the form of Incentive Units and RSUs (as defined in Note 1 to the Financial Statements). The proportion of compensation that is deferred and at risk of forfeiture generally increases as an employee’s level of compensation rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in Incentive Units and RSUs. To further align their interests with those of investors in our products, our employees have the opportunity to make investments in or alongside our products. We also provide our employees with job-specific training and development opportunities, robust health and other wellness offerings, as well as a variety of quality-of-life benefits, including family planning resources. We believe our approach to compensation and benefits is consistent with companies in the alternative asset management industry and helps enable us to attract and retain best-in-class talent in our industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program.
Corporate Sustainability
Blue Owl’s corporate sustainability efforts seek to enable positive outcomes for our most critical stakeholders, including our investors, our public stockholders, our employees and the communities in which we operate. Almost four years after our listing as a public company, we have made meaningful strides developing a strategic approach to advancing our corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship.

We believe that Blue Owl’s governance of corporate sustainability reflects strong leadership and oversight at the senior management and Board of Directors (“Board”) levels and our commitment to our priority areas. Our Board receives at least annual updates on our strategy and initiatives and the Audit Committee receives management presentations on responsible investing and ESG-related matters. Executive sponsors oversee our Corporate Sustainability Council, which is chaired by our Chief Operating Officer and comprised of dedicated subject-matter leaders for each of the three areas of focus: Responsible Investing/ESG, DEI and Citizenship. To integrate responsible investing practices firmwide, we have a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating Responsible Investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by our Chief Operating Officer and the Head of Responsible Investing. The RI WG activities are managed by the Responsible Investing & ESG team.
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
We believe it is important to consider the multiple ways that climate risk may affect us as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. We have considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of our climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
Blue Owl is committed to fostering and preserving a culture of diversity, equity and inclusion. We seek to create an inclusive, performance-based environment that is supportive of people from all backgrounds. We have formalized our approach by adopting a DEI policy.
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
•Leadership. While our ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, we aim to support DEI through the firm’s entire employee population. Continuing to develop a diverse, equitable and inclusive firm is a strategic priority. Our Chief Human Resources Officer is responsible for overseeing our DEI program.

To further foster an inclusive culture, we seek to continue to establish relevant and appropriate Employee Resource Groups, which are open to all employees and aim to build community through shared identities, helping us further our goal of promoting a sense of inclusion and belonging. We also work with select partners to provide our employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, our summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. We also offer career development, skill building and mentorship opportunities for our employees. Finally, our suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
We take our role as a corporate citizen seriously and aim to contribute to meaningful causes to support the communities in which we operate and reside. We believe there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered and employee-enriched, including:
•Blue Owl Leads Together, our global employee volunteerism and giving program, which allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances our firm’s philanthropic mission—unlocking opportunity by powering access to college, to careers and to capital—through strategic non-profit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action and hosting a variety of guest speakers.
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

The diagram below depicts a simplified version of our organizational structure as of December 31, 2024. Ownership percentages are based on shares and units that are fully participating in dividends and distributions as of December 31, 2024.
Economic and voting percentages above do not include the potential dilutive impact of RSUs or unvested Incentive Units, as these interests do not participate in dividends and distributions (other than to the extent of certain tax distributions on unvested Incentive Units). See Note 1 to our Financial Statements for additional information on these interests.
On February 20, 2025, our Board adopted resolutions authorizing the adoption of an Amended and Restated Certificate of Incorporation in connection with an internal reorganization that is expected to occur on or about April 1, 2025, pursuant to which, among other things, Blue Owl Carry will become a wholly owned subsidiary of Blue Owl Holdings (the “Internal Reorganization”).

Regulatory and Compliance Matters
Our business, along with the broader financial services industry, is subject to extensive regulation and periodic examinations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate. These regulations cover a wide range of areas, including antitrust laws, anti-money laundering laws, anti-bribery laws related to foreign officials, tax laws and data privacy laws concerning client and other information. Additionally, some of our products invest in businesses that operate within highly regulated industries.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Our Operations” and “Risk Factors—Risks Related to Our Legal and Regulatory Environment.”
Rigorous legal and compliance analysis of our business and investments made by our products is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify that they have received copies of and agree to comply with our compliance manual, including our Code of Ethics and Anti-Bribery and Corruption Policy. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities and manages our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and the protection of personal information. Any failure to comply with such laws or regulations could result in substantial fines, penalties and/or sanctions, litigation, as well as reputational harm. As these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted.
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
The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our registered investment advisers are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance revenues or carried interest; maintaining an effective compliance program; custody of client assets; client privacy; investment adviser marketing; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser (i) is conducting its activities in compliance with applicable laws and disclosures made to clients and (ii) has reasonably designed policies and procedures to ensure compliance.

A significant portion of our revenues are derived from our advisory services to our BDCs. The Investment Company Act imposes significant requirements and limitations on BDCs, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our BDCs, each of our BDCs is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contracts with our BDCs, approving certain service providers and monitoring transactions involving affiliates, and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, provides the audit committee of each of our BDCs with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our BDCs oversees the valuation designee and reports to the respective BDC’s board of directors on any valuation matters requiring such board’s attention. The advisory contracts with each of our BDCs may be terminated by the stockholders or directors of such BDC on not more than 60 days’ notice, and are subject to annual renewal by each respective BDC’s board of directors after an initial two-year term.
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
The SEC also has increased emphasis on investment adviser and private fund regulation in recent years and has proposed and enacted significant rules that impact investment advisers and their management of private investment funds and the SEC may propose additional changes in the future. Such current and future rule making is expected to materially impact private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage.
Other Regulators; Self-Regulatory Organizations
There are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities, including non-U.S. regulators with jurisdiction over our non-U.S. affiliates. In particular, Blue Owl Capital UK Limited (“Blue Owl UK”) is authorized and regulated by the Financial Conduct Authority (“FCA”) pursuant to the UK Financial Services and Markets Act 2000 (“FSMA”). The FSMA, along with the FCA’s Handbook of rules and guidance, constitute the primary regulatory framework for governing Blue Owl UK’s business activities in the United Kingdom (the “UK”). In this context, Blue Owl UK provides services to its U.S. affiliates including, inter alia, the provision of investment advice, arranging transactions to be executed by or on behalf of Blue Owl funds, and certain other related services. Blue Owl Capital Japan is an entity operating in Japan whose employees assist in the marketing and distribution of Blue Owl Funds in Japan. Blue Owl Japan is registered with and regulated by the Kanto Local Finance Bureau and the Japan Financial Services Agency as a Securities Sales Intermediary under the sponsorship of a local distribution partner. Blue Owl Capital (Dubai) Limited is an entity organized in the Dubai International Financial Centre (“DIFC”) whose employees assist in the marketing and distribution of Blue Owl Funds in the DIFC. Blue Owl Dubai is authorized by the Dubai Financial Services Authority as a Prudential Category 4 firm. Blue Owl Capital HK Limited (“Blue Owl HK”) is an entity organized and operating in Hong Kong whose employees assist in the marketing and distribution of Blue Owl Funds in Hong Kong. Blue Owl HK is regulated and licensed by the Securities & Futures Commission of Hong Kong.

Blue Owl Securities is registered as a broker-dealer with the SEC, maintains registrations in many states and is a member of FINRA and the SIPC. As a broker-dealer, Blue Owl Securities is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to Blue Owl Securities in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, Blue Owl Securities is, however, subject to various other rules and regulations, including, but not limited to, Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.

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
•Fluctuations in interest rates and future increases in inflation could have a material adverse effect on our business and that of our products’ portfolio companies and investments.
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
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Such competition may be amplified by changes in product investor allocations away from alternative asset managers.
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
Operations
•The anticipated benefits of recent or future acquisitions may not be realized or may take longer than expected to realize.
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
•Employee misconduct could harm us by impairing our ability to attract and retain product investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
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
•We, our products and our products’ portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, our stockholders and other stakeholders with respect to ESG-related topics.
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
•Blue Owl Capital Inc. is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
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
Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa region. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Our business and financial performance could be adversely affected by political, economic or related developments both within and outside of regions experiencing ongoing conflicts because of interrelationships within the global financial markets.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, our products’ portfolio companies may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations (including raising additional capital for those that are Partner Managers) and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our products. Negative financial results in our products’ portfolio companies may reduce the net asset value of our products, result in the impairment of assets and reduce the investment returns for our products, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor products. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments by our products or their portfolio companies, which could require our products, or their portfolio companies, to write down investments or foreclose upon the associated assets. Our products may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for our products to effectively deploy capital, which could adversely affect our ability to raise new products and thus adversely impact our prospects for future growth.
Fluctuations in interest rates and future increases in inflation may adversely affect the business, results of operations and financial condition of our products and their portfolio companies.
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

Fluctuations in interest rates could have a material adverse effect on our business and that of our products’ portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our products’ capital. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
BDCs
The investment advisory and management agreements we have with each of our BDCs categorize the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on the average fair value of our BDC’s gross assets (excluding cash and cash equivalents) or average fair value of gross assets (excluding cash) plus undrawn commitments, (b) Part I Fees and (c) Part II Fees. We classify the Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If any of our BDCs’ gross assets or net investment income (before Part I Fees and Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the inability or increased cost to obtain or maintain borrowings for each of our BDCs, the amount of the fees we receive from our BDCs, including the base management fee and the Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. Our investment advisory and management agreements typically provide that the rates at which we earn advisory fees from certain of our BDCs increase after such BDCs are publicly listed (where before the listing the advisory fees typically are a reduced base management fee with a reduced or no Part I or II Fees). If these BDCs do not become publicly listed on anticipated timeframes or at all for any reason, including the NAV performance of our BDCs, Blue Owl will not benefit from this increase, and those BDCs may need to return their capital to investors, further reducing our management fees. We may also, from time to time, (a) waive or voluntarily defer any fees payable to us by our BDCs or any BDCs that we may manage after the date hereof and (b) restructure any existing fee waivers in place with our BDCs so that such of our BDCs will be obligated to pay fee amounts that are less than the full fee amounts owed to us pursuant to the terms of the applicable investment advisory and management agreements between us and such BDC, and the duration and extent of such waivers and deferrals in each of (a) and (b) may need to be significant to support continued fundraising. In addition to those arrangements, we have entered into and in the future may enter into expense supporting arrangements with certain of our BDCs under which we pay or reimburse certain expenses of our BDCs in order to support their target dividend payments.
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
Private Funds
For our other non-BDC Credit products, as well as GP Strategic Capital and certain Real Assets products, which we refer to as our private funds, we enter into investment advisory and management agreements whereby we generally receive base management fees from the inception of such fund through the liquidation of such fund or for certain of our GP Strategic Capital products for a set period. Non-BDC Credit products generally have a base management fee that is typically based on a percentage of gross asset value (which, if applicable, includes the portion of such investments purchased with leverage) although our alternative credit products generally have a management fee that is typically based on net invested capital, whereas our GP Strategic Capital products generally have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally either the end of the investment period or, for certain funds, when the fund’s commitments become substantially invested or drawn), is adjusted to a lower percentage of the fund’s cost of unrealized investments, subject to impairment losses for certain funds. While GP Strategic Capital funds are not required to realize assets as of any date, if and to the extent a liquidity strategy event occurs prior to the management fee end date, this could cause a reduction in the amount of management fees we are otherwise entitled to receive. Further, any realization of assets will be within the control of certain of our employees who separately own an interest in a portion of the carried interest and who therefore may have an incentive to effect a realization earlier than one otherwise would expect without such carried interest ownership. With respect to our Real Assets products, our Permanent Capital vehicles have a management fee that is typically based on a percentage of net asset value, and our closed-end vehicles generally have a management fee that is initially a set percentage of capital committed by investors plus a set percentage of the fund’s invested capital with respect to unrealized investments, and then, following a step down event (generally the end of the investment period or commencement of a successor fund), is adjusted to the same or in some cases a lower percentage of the fund’s invested capital with respect to unrealized investments. Following a management fee step down event, the management fee we receive will be reduced when a fund realizes investments or in certain cases when there are permanent changes to the cost basis of unrealized investments.
As our private funds generally have end dates for paying management fees, our revenues will decline in respect of such funds if we are unable to successfully raise successor funds to replace the management fee payments that terminate on the older funds or such successor funds do not generate fees at the same rate due to their size and/or fee structure. Further, to the extent we are unable to meet anticipated fundraising targets or if there are significant redemptions, our ability to collect management fees will be impaired. Additionally, given that such management fees are often based on gross asset value, acquisition costs or invested capital, either throughout the fund term or the portion of the term following the investment period, the management fee received in respect of such fund will be reduced when a fund realizes investments or if the value of an investment is impaired. During the investment period of many funds, the fund expects to actively recycle capital into new investments, which would have the impact of replacing investments that have been realized during the investment period, but there are many factors that may limit our ability to effectively recycle capital and realize the full fee potential of any particular fund, including availability of new investments suitable to a particular fund’s strategy.
Further, our right to receive management fees can be impaired by certain actions of investors in a private fund. Our private funds generally provide investors with the right to terminate such fund on both a for-cause basis and a no-fault basis, and may also provide for the right to remove us as manager of a fund for cause or on a no-fault basis and/or the right to create an early step down event with respect to a fund on a for cause basis. If investors in a private fund exercised their right to vote for an early termination, we would typically continue to receive management fee through the liquidation of such fund, but we could face pressure to liquidate investments earlier than we otherwise believe is appropriate to maximize the value of such investment. Certain funds also provide investors with the right to remove the general partner of such fund for cause or on a no-fault basis. Upon the removal of the general partner of a fund becoming effective, the investment advisory and management agreement in respect of such fund will cease to exist and our rights to payment of management fees will terminate. In some cases, investors may also have the right to redeem after certain periods of time or following regulatory or key person concerns, which would also reduce the base on which fees are charged. In other cases, after an initial lock up period, investors may issue redemption notices with respect to their interests; as such interests are redeemed, the fees will decrease unless we are able to find new investors to replace those redeeming.
Notwithstanding the formulas for calculating management fees provided in the governing documents for our products, Blue Owl has provided (and expects to provide in the future) discounts or fee holidays to investors on such fees based on the size of their commitments to the fund (or Blue Owl products generally), the timing of their commitments to the fund or other factors that Blue Owl deems relevant. Certain investors are effectively given management fee discounts through specified interests and discounts with respect to carried interest or performance income through the grant of participation rights, fee rebates or revenue shares. Although such discounts will typically be awarded in circumstances where Blue Owl management believes there will ultimately be long-term benefits to Blue Owl, there can be no assurance that the ultimate benefit attained will be commensurate with the discount awarded, or as to how long it may take to recoup such value. Additionally, Blue Owl may not be able to maintain its current fee structure as a result of increased transparency required by SEC rules or industry pressure from product investors to reduce fees. More recently, institutional investors have been increasing pressure to reduce management and incentive fees charged by external managers, whether through direct fee discounts as described in this paragraph, deferrals, rebates or by other means. As a result, Blue Owl may need to provide discounts more broadly to investors or reduce fees to meet such industry pressures, which reduction in fees may be further exacerbated by discount expectations of existing investors.

Other Fee Income
We also receive fee income for providing services to certain portfolio companies of our products. Such services include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. Certain types of transaction-related fees are required to be distributed to Blue Owl products and other products under the terms of our Co-investment Exemptive Order, as discussed below in “—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities,” or are required to be distributed to investors in our products or offset against management fees that would otherwise be payable pursuant to the terms of the governing agreements of the relevant vehicles, while other types of related fees may be retained by us with no offset against management fees and contribute to our revenues and, ultimately, to our net income. We may decide not to seek those fees for any reason, including market conditions and expectations. Our ability to receive and retain those fees, and to continue to receive and retain those fees in the future, is dependent on the terms we negotiate with investors in our products, our ability to successfully negotiate for those fees with underlying portfolio companies, the permissibility of receiving and retaining those fees under the relevant legal and regulatory frameworks, and our business determination to negotiate for those fees. As a result, any change to the willingness of portfolio companies to bear those fees, the terms of our products that permit us to receive and retain those fees, the legal and regulatory framework in which we operate or our willingness to negotiate for those fees with portfolio companies of our products, could result in a decrease to our revenues and net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. In addition, the fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our products could adversely affect the amount of fees generated.
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
A significant portion of our revenue from our products in any given period is dependent on the size of our FPAUM in such period and fee rates charged on the FPAUM. We may not be successful in procuring investment returns and prioritizing services that will allow us to maintain our current fee structure, to maintain or grow our FPAUM, or to generate performance income. A decline in the size or pace of growth of FPAUM or applicable fee rates will reduce our revenues. A decline in the size or pace of growth of FPAUM or applicable fee rates may result from a range of factors, including:
•Volatile economic and market conditions, which could cause product investors to delay making new commitments to alternative investment funds or limit the ability of our existing products to deploy capital;
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in product investors allocating increased amounts of capital away from alternative asset managers; and
•Poor performance of one or more of our products, either relative to market benchmarks or in absolute terms (e.g., based on market value or net asset value of our BDCs’ shares), or compared to our competitors may cause product investors to regard our products less favorably than those of our competitors, thereby adversely affecting our ability to raise new or successor products.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, product investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. Maintaining our reputation is critical to attracting and retaining product investors and for maintaining our relationships with our regulators, sponsors, Partner Managers, potential co-investors and joint venture partners, as applicable. Negative publicity regarding our company, our personnel or our Partner Managers could give rise to reputational risk that could significantly harm our existing business and business prospects. We are also currently subject to and may be subject in the future to litigation between ourselves and our Partner Managers, which may harm our reputation.
Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds, or their portfolio companies, or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to our products or the investments made by our products. See also “— Risks Related to Macroeconomic Factors — Difficult market and geopolitical conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.”

Our products compete with a number of specialized funds, corporate buyers, traditional asset managers, real estate companies, insurance companies, commercial banks, investment banks, other investment managers and other financial institutions, including certain of our stockholders, as well as domestic and international pension funds and sovereign wealth funds, and we expect that competition will continue to increase.
Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•Some of our products may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace;
•Some of our competitors offer greater liquidity to investors in their products;
•Some of our competitors may have more flexibility than us in raising and deploying certain types of products under the investment management contracts they have negotiated with their product investors;
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
Certain of our strategic relationship investors (including early-stage investors in new products) may be granted the right to participate in the net profits or gross revenues or receive rebates.
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

Our failure to comply with investment guidelines set by our clients and/or investors could negatively impact our client and investor relationships, which could adversely affect our business, financial condition and results of operations.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Similarly, investors in our products often require certain investment restrictions or limitations be included in their side letters or related governing documents that we are contractually obligated to observe in the management of such investors’ interests in the applicable products. Our failure to comply with these guidelines, restrictions and other limitations could result in clients terminating their investment management agreement with us or investors seeking to withdraw from our products, as well as regulatory scrutiny. Clients or investors could also sue us for breach of contract and seek to recover damages from us, which could negatively impact our reputation. In addition, such guidelines may restrict our ability to pursue certain investments and strategies on behalf of our clients or limit an investor’s exposure to such investments and strategies that we believe are economically desirable, which could similarly result in losses to a client account or investor capital account or termination or potential withdrawal of the account or investor and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, restrictions and limitations, a client or investor may be dissatisfied with its investment performance or our services or fees, and may terminate their customized separate accounts or advisory accounts, seek to withdraw from our funds or be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts. Any of these events could cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.
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
•the attractive returns of certain of our products have been driven by the rapid return on invested capital, which has not occurred with respect to all of our products;

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
Many of the investments in our products are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their value as of the date of determination. The determination of fair value, and thus the amount of unrealized appreciation or depreciation our products may recognize in any reporting period, is to a degree subjective. Our products generally value their investments quarterly at fair value, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that we receive.
The use of leverage by our products may materially increase the returns of such products but may also result in significant losses or a total loss of capital.
Our products, particularly our Credit and Real Assets products, use leverage as part of their respective investment programs and certain products regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The use of leverage by our products increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the value of a fund’s assets were to decrease, leverage would cause net asset value to decline more sharply than it otherwise would if the fund had not employed leverage. Similarly, any decrease in the fund’s income would cause net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the fund’s ability to service its debt, which could have a material adverse effect on our products, and as a result, on our financial condition, results of operations and cash flow.
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
In recent periods we have launched a number of non-traded products, including BDCs and REITs. Non-traded products often conduct share redemption programs or tender offers to provide liquidity to investors in such vehicles. While such share redemption programs and tender offers may contain restrictions that limit the amount of shares that may be redeemed or purchased in particular periods, an increase in the number of investors requesting redemptions or participating in tender offers, or an increase in the amount of shares redeemed or purchased through such redemption programs or tender offers, of our non-traded products could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, fluctuations in interest rates or global or national events that are beyond our control, could cause investors to request redemption of an increased number of shares pursuant to the share redemption programs of our non-traded products, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar products to deny redemption requests or to suspend or partially suspend their share redemption programs and tender offers and such suspension may have a negative reputational impact on the manager or on its ability to continue fundraising. Our non-traded products may redeem or purchase fewer shares than investors request due to a lack of readily available funds due to a number of factors, including adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our non-traded products may amend or suspend share repurchase programs during periods of market dislocation. This may further limit the amount of cash available to immediately satisfy redemption requests. Any redemptions or purchases of less than amounts requested could undermine investor confidence in our non-traded products and harm our reputation.
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
As our GP Strategic Capital products’ investments in Partner Managers are intended to be held for an indefinite duration, we are dependent upon the ability of our Partner Managers to successfully execute their investment program and grow their assets under management. In the event that a Partner Manager is unable to grow their assets under management or such Partner Manager’s investment returns fail to meet expectations, the returns attributable to such investment may be reduced or our products may suffer a loss on such investment. A Partner Manager’s failure to grow assets under management may result from a range of factors common to asset managers, including factors to which we are subject ourselves, or specific factors attributable to its business including the departure of key persons, the inability of such Partner Manager to diversify into new investment strategies, investment performance and regulatory enforcement actions.
Our alternative credit products may expose us to incremental risks and complexities.
We engage in various forms of alternative credit structured finance arrangements that are collateralized by various asset classes. Asset-based financing investments are generally structured as loans or securities that represent the purchase or participation in, or are collateralized by and payable from, a stream of payments generated by pools of financial, physical or other assets. Specifically, our alternative credit portfolio targets investments in markets that are underserved by traditional lenders, including, without limitation, secured and unsecured consumer credit receivables, less established companies (including startups and emerging growth companies), consumer leases, residential and commercial real estate, hard assets (such as equipment leases), aviation assets, shipping assets, transportation and storage assets and financial assets such as factoring receivables, litigation claims, financial claims, trade claims and other receivables. These forms of alternative credit generally expose a lender to a greater degree of business and credit risks than traditional lending, as repayment of the loans often depends upon the performance of credit or credit-related assets, the successful operation of the businesses, greater exposure of less established companies to market volatility and potential for fraud and the income stream of the borrower. Additionally, investments in such markets expose our business to additional regulations promulgated by state and federal regulators, including the Consumer Financial Protection Bureau (“CFPB”), which may impact our business in new and unexpected ways. The CFPB has broad powers to administer, investigate compliance with and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to investments our products make in markets, products or services that serve consumers, including laws that regulate "unfair, deceptive or abusive" consumer acts and practices.
The CFPB and other federal or state regulators may examine, investigate and take enforcement actions against the companies that our products invest in that offer consumer financial services and products, as well as financial institutions and other third parties upon which such companies rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws. As a result, some states have issued new and broader financial consumer protection laws and others may in the future, which are more comprehensive than existing U.S. federal regulations. In addition, state attorneys general may in some cases bring actions to enforce federal consumer protection laws. Depending on how governmental authorities elect to exercise their statutory authority, it could increase the compliance costs for the companies that our alternative credit products invest in, potentially delay their ability to respond to marketplace changes, result in requirements to alter products and services that would make them less attractive to consumers, and experience other negative impacts on their business condition and results of operations that in turn impact their ability to repay loans and negatively affect our products' investments in such companies.
Our Real Assets products are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments in our Real Assets products are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, fluctuating occupancy rates and changes in demand for commercial office properties (including as a result of an increased prevalence of remote work). Additionally, our products’ properties are generally self-managed by the tenant or managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions and financial resources of such third parties.
More generally, investments in real estate-related businesses and assets are subject to risks including the following:
•the financial resources of tenants;
•changes in building, environmental and other laws;
•energy and supply shortages;
•various uninsured or uninsurable risks;
•natural disasters, extreme weather events and other physical risks related to climate change;
•changes in government regulations (such as rent control, digital infrastructure regulation and tax laws);
•changes in interest rates;
•the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•negative developments in the economy that depress travel activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects; and
•terrorist attacks and conflicts and other factors that are beyond our control.
Following completion of the IPI Acquisition, we expect our products will have and increasingly make investments in infrastructure assets such as data center and logistics hubs. The acquisition of infrastructure assets involves substantial and continual involvement by, or an ongoing commitment to, regulatory agencies, which often have considerable discretion to change or increase regulation of the operations of infrastructure assets. In many instances, the operation or acquisition of infrastructure assets may involve an ongoing commitment to or from municipal, state, federal or foreign government, regulatory agencies or governing bodies. The nature of these obligations exposes the owners of infrastructure assets to a higher level of regulatory control than is typically imposed on other businesses, which could impair or prevent operation of a facility owned by an infrastructure asset, the completion of a previously announced acquisition or sale to third parties, or could otherwise result in additional costs and material adverse consequences to an infrastructure asset and investments in such assets. In addition, revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to heightened counterparty default risk.
Any of these factors may cause the value of the investments in our Real Assets products to decline, which may have a material impact on our results of operations. In connection with obtaining commercial loans backed by real estate, the lender will typically require a “bad boy” guarantee, in which our investment vehicles and we may guarantee liability for environmental liabilities and bad acts including fraud, intentional misrepresentation, voluntary bankruptcy and other acts. It is expected that commercial real estate financing arrangements generally will require “bad boy” guarantees and in the event such guarantee is called, a fund’s or our assets could be materially and adversely affected.
Our professional sports minority stakes strategy is small, but may have a disproportionate effect on our reputation.
Our professional sports minority stakes strategy is small and has been difficult to grow. Our Blue Owl HomeCourt Fund makes minority investments in NBA franchises and may also invest in entities with exposure to other sports leagues or franchises outside of the NBA. The NBA provides certain services with respect to the Blue Owl HomeCourt Fund and receives a share of management fees and incentive allocations attributable to the fund. There is no assurance that we will be able to raise sufficient funds to continue to execute this strategy in the future. As adviser to the Blue Owl HomeCourt Fund, we may be exposed to liability to the NBA, other sports leagues or one or more NBA or other league teams in which we invest in a range of circumstances, including as a result of a violation of rules applicable to NBA or other league franchise owners by us or investors in our Blue Owl HomeCourt Fund or, in certain circumstances, by our co-owners of a team (regardless of whether such persons were acting under our direction or control). In addition, the NBA may terminate its relationship with us for a variety of reasons, including the departure of certain key persons or the occurrence of certain events constituting cause.The Blue Owl HomeCourt Fund may also evoke a high profile in the marketplace relative to its economic significance to us. Therefore, any failure in the growth or performance of the professional sports minority stakes strategy could not only result in a decrease in our FPAUM growth potential but could also have a disproportionately adverse effect on our reputation.
Our equity investments and some of our debt investments rank junior to investments made by others, exposing us to greater risk of losing our investment.
In addition, in many cases, the portfolio companies in which we or our products invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our products’ investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our or our investment products’ investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. In addition, debt investments made by us or our investment products in our portfolio companies may rank junior to the senior debt investments made by third parties in our portfolio companies. After repaying senior security holders, the portfolio company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of us or our products to influence a portfolio company’s affairs and to take actions to protect an investment will likely be substantially less than that of the senior creditors.
Risks Related to Our Operations
The anticipated benefits of recent or future acquisitions may not be realized or may take longer than expected to realize.
We have recently acquired assets or businesses, and may in the future pursue acquisitions of assets or business, that are complementary to our business. For any such acquisitions, the optimization of our combined operations may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such acquisitions.
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
•compliance with or applicability to our business or our products’ portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection-related laws, digital infrastructure regulation, environmental regulation, insurance regulation and tax laws) and the impact that noncompliance or even perceived noncompliance could have on us and our products’ portfolio companies;
•conflicts between business lines in deal flow or objectives;
•we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control;
•potential increase in product investor concentration; and

•the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions where we currently have little or no presence, such as different legal, tax and regulatory regimes and currency fluctuations, which require additional resources to address.
Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and our investments that may result from any attempted expansion.
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
•providing current and future product investors and stockholders with accurate and consistent reporting;
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
We may choose to finance our business operations through the issuance of senior notes, borrowing under our Revolving Credit Facility (as defined in Note 7 to our Financial Statements) or by issuing additional debt in the future. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage. The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which could cause the interest rate applicable to borrowings under the Revolving Credit Facility to increase and could result in other material adverse effects on our business. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our cost of borrowing. Furthermore, our Revolving Credit Facility contains certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. Additionally, for many Credit products, the gross asset value used as the base for the management fee includes investments purchased with leverage. If we are unable to obtain leverage at the expected level, or at all, this will have a negative impact on our ability to realize the full fee potential of any particular fund.
As borrowings under our senior notes, Revolving Credit Facility and any future indebtedness mature, we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Revolving Credit Facility are SOFR-based (as defined in Note 7 to our Financial Statements) obligations. As a result, an increase in SOFR will increase our interest costs if such borrowings are not been hedged into fixed rates in the future.
Additionally, Blue Owl may provide financial guarantees of performance in connection with certain investments, particularly in our Real Assets products, to certain lenders to its products and investments. Lenders in commercial real estate financing customarily will require such guarantees, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by the lenders. It is expected that commercial real estate financing arrangements will generally require such guarantees and in the event that such a guarantee is called, Blue Owl’s assets could be materially and adversely affected.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
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
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our employees, our clients and others and other sensitive information that we collect and store in our data centers,on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of product investor, employee or other personally identifiable, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
We are subject to risks in using custodians, counterparties, administrators and other agents.
Many of our products depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our products’ investors to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, or as a result of cyber-attacks or other breaches could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.
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
Our success depends on the efforts, judgment and personal reputations of our senior management team, senior investment professionals and other key personnel. Their reputations, expertise in investing, relationships with product investors and with other members of the business communities on whom we and our products depend on for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of the services of our senior management team, senior investment professionals or other key personnel could have a material adverse effect on us and our products, and on the performance of our products, including on our ability to retain and attract product investors and raise capital.
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
Employee misconduct could harm us by impairing our ability to attract and retain product investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain product investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Business Conduct and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our products and us. Our business often requires that we deal with confidential matters of great significance to companies in which our products may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
It is not always possible to detect or deter misconduct by employees or third-party service providers, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees, former employees or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of product investor confidence could result, which would adversely impact our ability to raise future products. Our current and former employees and those of our products’ investments as well as our third-party service providers may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation.
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
Certain of our products may have overlapping investment objectives, including products that have different fee structures, and conflicts may arise with respect to our allocation of investment opportunities among those products as well as other co-investors. We may allocate an investment opportunity that is appropriate for two or more investment products in a manner that excludes one or more products or results in a disproportionate allocation based on factors or criteria that we determine including, but not limited to, differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to us and in accordance with our policies and procedures. Although we have adopted investment allocation policies and procedures that are designed to ensure fair and equitable treatment over time, and expect such policies and procedures to continue to evolve, those policies and procedures will not eliminate all potential conflicts. Additionally, certain investment opportunities may be allocated to certain products that have lower fees or to our co-investment products or third-party co-investors that pay no fees. To the extent that those investments could otherwise have been allocated to products generating FPAUM, our revenues will be less than what would otherwise have been generated were those investments made through fee paying structures.
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
As a result of our structure, our private funds are affiliated investment funds of our BDCs and are prohibited from co-investing with our BDCs, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. Those restrictions may limit the ability of our private funds to make certain investments they otherwise may have made, and subject our products to additional compliance and regulatory risk. The Co-investment Exemptive Order requires that any opportunities that are appropriate for both our BDCs and our private funds will need to be offered to our BDCs and any such investments, if made, will need to be conducted in compliance with the conditions of the Co-Investment Exemptive Order and other requirements under the Investment Company Act.
Conflicts related to investments by several of our products at different levels of the capital structure of a single portfolio company or Partner Manager.
Different products that we advise may invest in a single portfolio company, including at different levels of the capital structure of the same portfolio company. For example, in the normal course of business, one of our products may acquire debt positions in, or lend to, portfolio companies in which another of our products owns common equity securities or a subordinated debt position. Such investments or commitments may be made at different times, at different prices and on different terms. The interests of these different products invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one product may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different products may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a product owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different product’s actions in respect of its own interests as a senior debt holder. The governing documents of our products may also prevent or impose conditions on other products investing at different levels of the capital structure. Alternatively, we may be incentivized to cause a product invested in a senior debt position to be more passive or refrain from taking actions adverse to other products invested in equity or subordinated debt given the possibility for losses for these products. In addition, if one of our BDCs is an investor in a portfolio company alongside other of our products that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit us from negotiating on behalf of any such product in connection with a reorganization or restructuring of the portfolio company. While we have developed general guidelines regarding when two or more products can invest in different parts of the same company’s capital structure and created a process that we employ to handle those conflicts when they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address those conflicts, it could negatively impact our reputation and ability to raise additional products and the willingness of counterparties to do business with us or result in potential litigation against us.
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
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our products, including the extent to which services provided by certain employees and associated costs, including compensation, are allocable to certain products. Our products generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the products and the offering of interests in the products, including certain employee compensation. Such determinations often require subjective judgment and may result in us, rather than our products, bearing certain fees and expenses. In addition, our products generally pay all expenses related to the operation of the products and their investment activities, in certain cases subject to caps. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses and expenses more generally relating to a particular investment strategy, among our products, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our products bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our products or us, as further described below, having to bear some portion of these costs as well as reputational risk. In addition, for products that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by us, which will reduce the amount of net fee income we receive for providing advisory services to the products. For example, our Business Services Platform provides strategic services to Partner Managers. Certain expenses associated with the Business Services Platform (“BSP Expenses”) are allocated among, and payable by, each of the flagship GP minority equity investment products; however, co-investment and similar vehicles sponsored and/or managed by us do not bear any portion of BSP Expenses. Those GP Strategic Capital products are generally allocated an amount equal to their pro rata allocation of BSP Expenses based on the relative number of Partner Managers in which investments are held from time to time by each of those products; provided that the amount of BSP Expenses borne by a particular fund is subject to certain floors and/or caps specified in its respective governing documents.
We are required to bear any BSP Expenses allocated to a product that exceeds the product’s cap on those expenses. In addition, in certain instances, we expect to determine not to allocate or charge certain BSP Expenses to any product, in response to regulatory, investor relations, governance or other applicable considerations and determine instead for those BSP Expenses to be borne by us. Any such determination could have the effect of materially reducing the reimbursement payments received by us with respect to the Business Services Platform or result in losses attributable to certain activities thereof. The allocation methodology for allocating BSP Expenses and other similar expenses is complex and subject to interpretation. Accordingly, there can be no assurance that any conflict arising from these allocations of expenses will be resolved in a manner responsive to the interests of all of our clients, which could damage our reputation.
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
Certain of our GP Strategic Capital products’ Partner Managers directly or through their investment funds, own securities in Blue Owl or its subsidiaries. In addition, certain GP Strategic Capital products own securities in Blue Owl or its subsidiaries and may have different interests, including different investment horizons, than Blue Owl. Any decision with respect to holding or disposing of any such products’ interests in Blue Owl will be determined by the applicable investment manager in a manner consistent with its duties to the product. Because those decisions will be made independent from consideration of Blue Owl’s interests, they may, due to a range of factors, conflict with the interest of Blue Owl or its stockholders.
GP Strategic Capital products hold minority, noncontrolling interests in a broad range of Partner Managers. Those Partner Managers may, from time to time, directly or through their funds, enter into transactions or other contractual arrangements with us or our products outside of the GP minority stakes strategy, including our private funds, BDCs and Real Assets products, or between or among one another in the ordinary course of business, which may result in additional conflicts of interest. For example, in 2024 Blue Owl agreed to acquire Partner Managers in which certain of our GP Strategic Capital products held, directly or indirectly, minority, non-controlling interests, in connection with which we implemented procedures to minimize or eliminate any conflicts. None of those transactions or other contractual arrangements are believed to be material to our operations or performance but future transactions may be material.
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
From time to time, companies in which our products or products managed by our Partner Managers have invested or may invest may enter into sale-leaseback transactions with, or otherwise become tenants of, our Real Assets products. These arrangements could result in our products or products managed by our Partner Managers being creditors to, or equity owners of, such companies at the same time as those companies are tenants of our Real Assets products. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our product or a product managed by a Partner Manager, could be required to take actions that may be adverse to those of our Real Assets products in enforcing its rights under the relevant facilities or agreements, or vice versa.
Investments in portfolio companies connected to other business relationships may cause us to take different actions with respect to such investment than would have otherwise occurred had the portfolio company had no other business relationship with us or our products. Even if the foregoing relationships and transactions do not create actual conflicts, the perception of conflicts in the press or the financial community generally could create negative publicity with respect to Blue Owl, which could adversely affect the relationships of with our product investors.
Conflicts related to our lack of information barriers.
Our products, investment platforms and investment professionals regularly obtain non-public information regarding target companies and other investment opportunities. Since we do not currently maintain permanent information barriers among our businesses, we generally impute non-public information received by one investment team to all other investment professionals, including all of the personnel who make investment decisions for our products. In the event that any of our products or people obtain confidential or material non-public information, we and our products may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while deemed to be in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our products and clients. These risks are heightened by the existence of our public equity products, which may limit the products’ investment opportunities or ability to dispose of investments. In limited circumstances, we may put in place temporary information barriers to restrict the transfer of non-public information, which limit our products’ abilities to benefit from Blue Owl expertise and such temporary information barriers could be breached, resulting in the same restrictions on such products’ investment activities. In certain instances, Blue Owl may decline to receive material nonpublic information from an investment or prospective investment, even if such material nonpublic information would be beneficial to a Blue Owl product, because the receipt of such material non-public information may inhibit the investment activities of Blue Owl and/or one or more other Blue Owl products and foregoing such material nonpublic information may negatively impact the potential receiving Blue Owl products and/or one or more of its portfolio investments.
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
In addition to the conflicts outlined above, we may experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including the amounts paid to us by our products; services that may be provided by us and our affiliates to investments in which our products invest (including the determination of whether or not to charge fees to our investments for our provision of such services); investments by our products and our other clients, subject to the limitations of the Investment Company Act; our formation of additional products; differing recommendations given by us to different clients; and our use of information gained from a product’s investments used to inform investments by other clients, subject to applicable law. In resolving these conflicts of interest, we may favor our products’ interests or investors’ interests over the interests of our stockholders.
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
Some of our products generate performance-based fees, including carried interest. With respect to Blue Owl GP Stakes I - V and their related co-investment vehicles, none of the carried interest will be allocated to us. We will generally be allocated 15% of the carried interest attributable to Blue Owl GP Stakes VI and future GP Strategic Capital products as well as 15% of the carried interest in existing and future Real Assets and Credit products. If a new GP Strategic Capital product is formed to facilitate a secondary transaction with respect to any of Blue Owl GP Stakes I - V (which would include, without limitation, any continuation fund or other new product whose primary purpose is to acquire directly or indirectly all or a portion of the assets of or interests in Blue Owl GP Stakes I - V), any carried interest generated by such product will not be allocated to us, notwithstanding that such secondary vehicle is formed in the future. Performance revenues not allocated to us are allocated, in part, to certain Principals and employees of Blue Owl in vehicles not controlled by us. Carried interest and performance-based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our products, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future products. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of the persons entitled to performance-based fees relative to us and our non-participating stockholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our products could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional products, attract new clients or retain existing clients.
Risks Related to Our Legal and Regulatory Environment
Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
Our business, as well as the financial services industry generally, is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, securities, antitrust, anti-money laundering, anti-bribery, tax and privacy. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. In particular, the SEC increased emphasis on investment adviser and private fund regulation and proposed and adopted a number of new rules that would impose significant changes on investment advisers and their management of private funds in recent years. While the new Presidential administration and the current leadership of the SEC have indicated that they intend to modify or repeal certain regulations perceived as burdensome to private funds advisers, particularly those related to ESG investing and cybersecurity, new SEC rules could result in changes to our operations and could materially impact our products and/or their investments, including by causing us to incur additional expenses.
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
Our BDCs are also prohibited from knowingly participating in certain transactions with their affiliates, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. For additional details, see “—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.”

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
Under the Dodd-Frank Act, a 10 voting-member Financial Stability Oversight Council (“FSOC”) has the authority to review the activities of certain nonbank financial firms engaged in financial activities and designate them as systemically important financial institutions (“SIFI”), evaluating, among other things, evaluating the impact of the distress of the financial firm on the stability of the U.S. economy. Currently, there are no non-bank financial companies with a non-bank SIFI designation. The FSOC has, however, designated certain non-bank financial companies as SIFIs in the past, and additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating non-bank financial companies as SIFIs which eliminated the prior guidance’s prioritization of an “activities-based” approach for identifying, assessing and addressing potential risks to financial stability. Under the previous guidance’s “activities-based” approach, FSOC indicated that it would primarily focus on regulating activities that pose systemic risk rather than focusing on individual firm-specific determinations. The elimination of an “activities-based” approach over designation of an individual firm as a non-bank SIFI may increase the likelihood of FSOC designating one or more firms as a non-bank SIFI. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, enhanced public disclosures, restrictions on acquisitions and annual stress tests by the Federal Reserve. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
Other Securities Laws
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Commodity Exchange Act, state securities (blue sky) laws and foreign securities laws. Those exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The revocation, challenge or unavailability of these exemptions could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our business. For example, Rule 506 of Regulation D under the Securities Act includes “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell our products and therefore a significant portion of our business would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person.”
Compliance with existing and new regulations subjects us to significant costs. Any changes or other developments in the regulatory framework applicable to our business and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or limit the manner in which we conduct our business. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Additional legislation or regulations, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or our broker-dealer affiliate as a registered broker-dealer.

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
United Kingdom Exit from the European Union (“EU”)
On January 31, 2020, the UK formally withdrew from the European Union (“Brexit”).
As a result of the onshoring of EU legislation in the UK, UK firms are currently subject to many of the same rules and regulations as prior to Brexit. Since Brexit, UK firms in the financial sector have more limited access to the EU market than prior to Brexit and EU firms similarly have more limited access to the UK, owing to the loss of passporting rights under applicable EU and UK legislation. Alternative arrangements and structures may allow for the provision of cross-border marketing and services between the EU and UK, but these are subject to legal uncertainty and the risk that further legislative and regulatory restrictions could be imposed in the future.
There remains considerable uncertainty as to the nature of the UK’s future relationships with the EU as well as the extent to which the UK may elect to diverge over time from the current EU-influenced regime, creating continuing uncertainty as to the full extent to which our business could be adversely affected. The legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses. Brexit has already led to disruptions in trade as businesses attempt to adapt cross-border procedures and rules applicable in the UK and in the EU to their activities, products, customers, and suppliers. Continuing uncertainty and the prospect of further disruption may result in an economic slowdown and/or a deteriorating business environment in the UK and in one or more EU Member States.
Alternative Investment Fund Managers Directive (“AIFMD”)
The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the European Economic Area (“EEA”) and the UK, respectively.
To the extent our products are actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) those products and certain Blue Owl entities will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in those products incurring additional costs and expenses; (ii) those products and certain Blue Owl entities may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in those products incurring additional costs and expenses or may otherwise affect the management and operation of those products; (iii) certain Blue Owl entities will be required to make detailed information relating to certain products and their investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of those products in relation to EEA or UK portfolio companies, including, in some circumstances, a product’s ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of said products generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA products to investors based in EEA jurisdictions, which may make it more difficult for certain products to raise its targeted amount of Commitments.
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
The European Union is implementing a Directive to amend AIFMD (“AIFMD II”).
AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing products that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating products and managers or products established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.
In some circumstances, certain Blue Owl entities may be considered non-EEA managers under AIFMD. Non-EEA managers are expected to be subject to reporting and disclosure requirements under AIFMD II as well as the prohibition in respect of “high risk” jurisdictions for anti-money laundering and tax purposes. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA managers, and whether any Blue Owl entities market products into the EEA. This may affect certain Blue Owl products from implementing their strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. This enforcement activity has caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
Regulators are also increasing scrutiny and considering regulation of the use of technologies. We cannot predict what, if any, actions may be taken, but such regulation could have a material adverse effect on our business and results of operations.
The SEC’s recent list of examination priorities for investment advisers includes such items as investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including accuracy of calculations and allocations of private fund fees and expense; disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and compliance with newly adopted SEC rules, including amendments to Form PF (see “—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities”). Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, climate-related disclosures and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
Our provision of asset management services to the insurance industry subjects us to a variety of risks and uncertainties.
In July 2024, we acquired KAM and established Blue Owl Insurance Solutions (“Insurance Solutions”). This platform offers insurance-focused strategies across a wide range of asset classes and risk spectrum, including asset-backed finance, commercial real estate lending, private corporate credit and structured products. Insurance Solutions currently manages assets for a number of insurance and reinsurance companies and their affiliates pursuant to several investment management agreements and has developed, and may continue to develop, other capital-efficient products for insurance and reinsurance companies.
The growth and performance of our Insurance Solutions platform will depend on our ability to obtain and maintain asset management arrangements and other investment partnerships with current and new insurance and/or reinsurance company clients. As we only recently began offering products focused on insurance and reinsurance company client balance sheets through Insurance Solutions as a result of our acquisition of KAM in July 2024, there is no assurance of whether or when we will be able to achieve the growth we expect, if at all. If we fail to deliver high-quality, high-performing products and strategies that help our insurance and reinsurance company clients meet long-term policyholder obligations, we may not be successful in retaining existing investment partnerships, developing new investment partnerships or originating or selling capital-efficient assets or products and such failure may have a material adverse effect on the growth of our Insurance Solutions platform, and on our overall business, results and financial condition.
The U.S. and non-U.S. insurance and reinsurance industries are subject to significant regulatory oversight. Regulatory authorities in many relevant jurisdictions have broad regulatory (including through certain regulatory support organizations), administrative, and in some cases discretionary, authority with respect to insurance and reinsurance companies and/or their investment advisors, which may include, among other things, the investments insurance and reinsurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. These requirements are primarily concerned with the protection of policyholders, and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance and reinsurance companies, which may indirectly affect us as a result of our relationships with our insurance and reinsurance company clients. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance and/or reinsurance companies, which could result in, among other things, suspension or revocation of licenses, cease-and-desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent we are involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties.
Insurance and reinsurance regulatory authorities and regulatory support organizations in the U.S. and outside the U.S. have increased scrutiny of alternative asset managers’ involvement in the insurance and reinsurance industries, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators, including the National Association of Insurance Commissioners (“NAIC”) — the U.S. standard-setting and regulatory support organization for the insurance industry — have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms’ length, establish a control relationship with the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable or termination provisions that make it difficult or costly for the insurer to terminate the agreement. Regulators have also increasingly focused on the risk profile of certain investments held by insurance and reinsurance companies (including, without limitation, all or certain tranches of collateralized loan obligations and other structured securities), appropriateness of investment ratings and potential conflicts of interest, including affiliated investments, and potential misalignment of incentives and any potential risks from these and other aspects of an insurance or reinsurance company’s relationship with alternative asset managers that may impact the insurance or reinsurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into new investment management agreements with insurance or reinsurance companies and thereby grow our insurance strategy. Some of the arrangements we have or will develop with insurance and reinsurance companies involve complex U.S. and non-U.S. tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change, scrutiny or differing interpretations and any adverse regulatory, legislative, judicial or administrative changes, scrutiny or interpretations may result in substantial costs to insurance or reinsurance companies or us.
Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products and assets they may acquire and hold. Many of the insurance-focused strategies we originate or develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency or the NAIC’s Securities Valuation Office (“SVO”), as applicable, with respect to such products, assets or investments could make them less attractive and limit our ability to invest or deploy capital on behalf of insurers. Furthermore, insurance and reinsurance companies are subject to certain minimum capital and surplus requirements that vary by the jurisdiction where the insurance or reinsurance company is domiciled and are generally subject to change over time. In the United States, our insurance company clients are subject to risk-based capital (“RBC”) standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act promulgated by the NAIC, as adopted by applicable clients’ insurance regulators. Our Bermuda reinsurance company clients are subject to Bermuda Solvency Capital Requirements standards and other minimum capital and surplus requirements imposed by the Bermuda Monetary Authority.
New statutory accounting guidance or changes or clarifications in interpretations of existing guidance may adversely impact our ability to originate, or invest in, such assets on behalf of our insurance and reinsurance company clients or cause such clients to increase their required capital in respect of such assets, thus making such assets less attractive to insurers, which may adversely affect our business. Certain proposals or exposure drafts released by insurance regulatory authorities, including the NAIC or the SVO, may result in changes to the risk-based capital treatment and/or ratings or re-ratings processes of certain assets or investments that are, or may be, held by our insurance company clients.
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
BDCs are not generally able to issue and sell their common stock at a price below net asset value per share. BDCs may, however, issue and sell their common stock, or warrants, options or rights to acquire such common stock, at a price below the then-current net asset value of such common stock if (1) the applicable BDC’s board of directors determines that such sale is in the BDC’s best interests and the best interests of the BDC’s stockholders, and (2) the applicable BDC’s stockholders have approved, within the 12 months preceding any such sale, a policy and practice of making such sales. In any such case, the price at which the securities of BDCs are to be issued and sold may not be less than a price which, in the determination of the applicable board of directors, closely approximates the market value of such securities.
In addition, as BDCs that are subject to regulations under the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their asset coverage ratio equals at least 150% after each such issuance, except in the instance of OBDC II, which is required to maintain an asset coverage ratio of at least 200%. Our BDCs’ ability to pay dividends will be restricted if such BDC’s asset coverage ratio falls below the required asset coverage ratio and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our BDCs, and as a result, on us.
For U.S. federal income tax purposes, our BDCs have elected to be treated as RICs under Subchapter M of the Internal Revenue Code (the “Code”) and one or more products that we manage includes in its structure a REIT. To maintain their status as RICs or REITs, each such vehicle must meet, among other things, certain source of income, asset and annual distribution requirements. Qualification as a REIT also depends on a REIT’s ability to meet various tax requirements, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. Each of our REITs and RICs (including our BDCs) is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC or REIT status, as applicable. If a REIT or a RIC fails to qualify as a REIT or RIC in any taxable year, it will generally be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its investors. If any of our BDCs or REITs fail to maintain RIC or REIT, as applicable, tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce their net assets, which could have a material adverse effect on our BDCs, and as a result, on the management fees we may earn from our BDCs and REITs.
We, our products and our products’ portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, our stockholders and other stakeholders with respect to ESG-related topics.
We, our products and our products’ portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, our stockholders and other stakeholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we, our products and our products’ portfolio companies risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand, the brand of our products or our products’ portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our ESG initiatives or commitments will meet the standards or expectations of investors or other stakeholders. There can be no assurance that we will be able to accomplish our goals related to responsible investing or ESG practices, as statements regarding our ESG and responsible investing commitments and priorities reflect our current estimates, plans and/or aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Additionally, we are permitted to determine that it is not feasible or practical to implement or complete certain aspects of our responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital and investors may decide not to commit capital to future fundraises based on their assessment of our approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if we receive a negative rating or assessment from any such organization, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG priorities and initiatives, they may choose not to invest in our products or common stock, and we may face reputational damage. Similarly, it is expected that investor and/or stockholder demands will require us to spend additional resources and place increasing importance on business relevant ESG factors in our review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by a product’s portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which Blue Owl operates and invests, as well as in the states and localities where Blue Owl serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our products’ responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our products, our ability to maintain the size of our products could be impaired, and/or it could negatively affect the results of our operations, cash flow, or price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose us to the risk of investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in our products.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in the United States, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SFDR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an “anti-greenwashing” rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds, and so certain of our products may be affected in the future.
In Asia, examples of ESG-related regulations include those by regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we may be required to provide additional disclosure to investors in our products with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that our products may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of our products.
Climate change and climate-related effects may expose us to systemic, global and macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We, our products and our products’ portfolio companies may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. For some of our products and our products’ portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, to the extent weather conditions are affected by climate change, energy use by us, our products or our products’ portfolio companies could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us, our products or our products’ portfolio companies. On the other hand, a decrease in energy use due to weather changes may affect some of our products’ portfolio companies’ financial condition through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, the withdrawal is not expected to go into effect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, including changing regulatory incentives, and legal requirements (including with respect to greenhouse gas emissions) that could result in increased costs or changes in business operations, (ii) regulatory and litigation risks, including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change, (iii) technology and market risks, including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions, (iv) business trend risks, including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors (including in connection with their determination of whether to invest), and (v) potential harm to our reputation if certain stakeholders, such as our investors or stockholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our products’ existing portfolios, the new investments made by our products, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy and adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. For example, the EU Artificial Intelligence Act, enacted on 14 March 2024 will incrementally come into force over the next two years. It has extra-territorial application and imposes significant penalties up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We are subject to litigation risks, and consequently, we may face liabilities and damage to our professional reputation.
Legal liability could have a material adverse effect on our business, financial condition or results of operations or cause reputational harm to us. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain product investors and to pursue investment opportunities for our products. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our business.
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
We may not be able to maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, systemic risk associated with cyber-kinetic warfare, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their investments. In general, losses related to terrorism and catastrophic nation-state hacks are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our products and their investments may not be insured against terrorism or certain other catastrophic losses.
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
In July 2017, the FCA, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
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
Certain states and other regulatory authorities require investment managers to register as lobbyists. We, and certain of our employees, are registered as lobbyists in California and in New York. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal record keeping, and may also prohibit the payment of contingent fees.
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
As we have public pension plans that are investors in our products, these rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any prohibited contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their employees, prior to our ownership or employment of such person, could affect our product raising. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, we may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. In recent years, law enforcement agencies in the European Union, the United States and elsewhere have devoted significant resources to enforcement of anti-corruption and anti-bribery laws and regulations, including with respect to investments made by private equity investors. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.

As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. In the event of delay or failure by a prospective investor to produce any such information required for verification purposes, we may refuse to admit the investor to our products. We may from time to time request (outside of the subscription process), and our products’ investors will be obligated to provide to us as appropriate upon such request, additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our products’ investors and suspicious activities involving the interests of our products. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were recently amended to include registered investment advisers within scope of financial institutions that will be obliged by January 1, 2026 to adopt stand-alone anti-money laundering programs. Laws or regulations may presently or in the future require us, our products or any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain non-U.S. countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. In addition, further sanctions imposed by the United States and other countries in connection with the war between Russia and Ukraine may impact portfolio companies of our products, which may in turn impact us.
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
Certain of the products or accounts we advise or manage comply with an exception under the “plan assets” regulation under the Employee Retirement Income Security Act of 1974 (“ERISA”) in order to not be subject to ERISA and Section 4975 of the Code, and our business could be adversely affected if such products or accounts fail to satisfy an exception under the “plan assets” regulation under ERISA.
A number of investors in our products are subject to the fiduciary and prohibited transaction provisions of Title I of ERISA and the parallel provisions of the Code; however, the substantial majority of our products rely on the “insignificant participation”

exception under the “plan assets” regulation under ERISA. We are not, therefore subject to the requirements of ERISA (or the parallel provision of the Code) with respect to the management of those products. However, if those products fail to satisfy that exception for any reason and if no other exception is available, that failure could materially interfere with our activities in relation to those products or expose us to risks related to our failure to comply with the applicable requirements. For example, the governing documents of a fund generally impose certain obligations on the general partner or manager of the fund to cause the assets of the fund to not be treated as “plan assets” and a breach of that obligation could create liability for us.
Further, if the assets of a fund that is not intended to hold plan assets become plan assets (whether because of our breach, a change in law or otherwise), the application of ERISA-related requirements on our product may prevent us from operating the fund as intended and may cause the fund to breach its obligations with Partner Managers or other investments, which would create significant liabilities for our products and could significantly impact the fund’s ability to make any further investments.
Certain of our products and accounts that we manage or advise are subject to ERISA and/or Section 4975 of the Code. Failure to comply with the requirements of ERISA and/or Section 4975 could subject us to consequences including the imposition of excise taxes, disgorgement of profits, and personal liability.
Some of our products and accounts are subject to ERISA and/or Section 4975 of the Code, and we act as a fiduciary under ERISA and Section 4975 of the Code with respect to the plan assets invested in such products and accounts. In the management and operation of such products and accounts, we seek to comply with the applicable provisions of ERISA and Section 4975 of the Code, and do not engage in any transactions which we know or should know are “prohibited transactions” for which no exemption applies. We have adopted and comply with customary ERISA policies and procedures to avoid violating ERISA or Section 4975 of the Code, including engaging in a non-exempt “prohibited transaction.” However, if we were to cause a product or account subject to ERISA or Section 4975 of the Code to violate ERISA or engage in a prohibited transaction, we could, among other consequences, be subject to an excise tax on prohibited transactions, be required to disgorge profits and/or make the affected plans whole, or be held personally liable for breach of fiduciary duties.
In addition to the products and accounts described above, we have formed a small number of holding vehicles to facilitate co-investments alongside our products by ERISA investors, the assets of which holding vehicles constitute “plan assets” and with respect to which we serve as a fiduciary. While we may be required to satisfy applicable fiduciary standards and avoid engaging in prohibited transactions with respect to such holding vehicles and their assets, in each case, our authority with respect to the management and control of those vehicles is limited by contract with the relevant product investor. Accordingly, we do not anticipate any liabilities with respect to our serving as a fiduciary with respect to such vehicles.
Changes in tax policies and regulations may create uncertainty for our business and investment strategies.
The Presidential administration and the U.S. Congress may introduce new policies and regulations or enforce existing policies and regulations that may create uncertainty for our business and investment strategies, which could have an adverse impact on us. On August 16, 2022, the Inflation Reduction Act was signed into law, which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations. While the application of this law is uncertain, including as a result of the transition to the new U.S. presidential administration, and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blue Owl may be required to pay.
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
The Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”) directly implements some of the BEPS Project actions points within EU law. On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”). ATAD II came into force in Member States on January 1, 2020 (subject to relevant derogation). On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). While the European Commission initially expected the Unshell Proposal to be adopted and published into EU member states’ national laws by June 30, 2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. If adopted in its current form, the proposal could result in additional reporting and disclosure obligations for investment funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities information concerning investors) and/or additional tax being suffered by us or our affiliates.
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
The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions have enacted legislation, including most EU Member States pursuant to the EU minimum tax directive and the UK, with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU Member States) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase for Blue Owl and/or its subsidiaries or within the structure of our products or on their investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect our returns. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.
Risks Related to Our Structure and Governance
Blue Owl has elected to be treated as a “controlled company” within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
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
The Principals hold all of the Class D Shares (and will hold all of the Class B Shares to the extent any are issued and outstanding in the future). As a result, conflicts of interest may arise among the Principals, on the one hand, and us and holders of our Class A and Class C Shares, on the other hand. The Principals have the ability to influence our business and affairs through their ownership of the high vote shares of our common stock, their general ability to appoint our Board, and provisions under the Amended and Restated Investor Rights Agreement dated as of August 7, 2023, between Blue Owl, certain former equity holders of Owl Rock and certain former equity holders of Dyal Capital (as amended from time to time, the “Investor Rights Agreement”) and our certificate of incorporation requiring their approval for certain corporate actions (in addition to approval by our Board). If the holders of our Class A and Class C Shares are dissatisfied with the performance of our Board, they have no ability to remove any of our directors, with or without cause.
Further, through their ability to elect our Board, the Principals have the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, allocation of expenses, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Common Units (as defined in Note 1 to the Financial Statements) and our Class A Shares.
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
In addition, as a Delaware corporation, Blue Owl Capital Inc. is generally subject to provisions of Delaware law, including the DGCL, although we have elected not to be governed by Section 203 of the DGCL.
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
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our or its directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of management and our Board.
Blue Owl Capital Inc. is a holding company and its only material source of cash is its indirect interest (held through Blue Owl GP) in the Blue Owl Operating Partnerships, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.
Blue Owl Capital Inc. is a holding company with no material assets other than its indirect ownership of the GP Units (as defined in Note 1 to the Financial Statements) through Blue Owl GP and certain deferred tax assets. As a result, Blue Owl Capital Inc. has no independent means of generating revenue or cash flow. Blue Owl Capital Inc.’s ability to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends will depend on the financial results and cash flows of the Blue Owl Operating Partnerships and the distributions it receives (directly or indirectly) from the Blue Owl Operating Partnerships. Deterioration in the financial condition, earnings or cash flow of the Blue Owl Operating Partnerships for any reason could limit or impair the Blue Owl Operating Partnerships’ ability to pay such distributions. Additionally, to the extent that Blue Owl Capital Inc. or Blue Owl GP needs funds and the Blue Owl Operating Partnerships are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or the Blue Owl Operating Partnerships are otherwise unable to provide such funds, it could materially adversely affect Blue Owl Capital Inc.’s liquidity and financial condition.
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
Additionally, although the Blue Owl Operating Partnerships generally will not be subject to any entity-level U.S. federal income tax, they may be liable under current U.S. federal tax laws governing audits of partnerships for adjustments to prior year tax returns, absent an election to the contrary. In the event the Blue Owl Operating Partnerships’ calculations of taxable income are incorrect, the Blue Owl Operating Partnerships and/or their partners, including Blue Owl Capital Inc. or Blue Owl GP, in later years may be subject to material liabilities under these rules.
If either of the Blue Owl Operating Partnerships were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution by such Blue Owl Operating Partnerships could be substantially reduced and the value of Blue Owl Capital Inc.’s shares could be adversely affected.
An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as either of the Blue Owl Operating Partnerships) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If either of the Blue Owl Operating Partnerships were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for U.S. federal income tax purposes, such Blue Owl Operating Partnership would be taxable on its income at the U.S. federal income tax rates applicable to corporations and distributions by such Blue Owl Operating Partnership to its partners (including Blue Owl GP) could be taxable as dividends to such partners to the extent of the earnings and profits of such Blue Owl Operating Partnership. In addition, we would no longer have the benefit of increases in the tax basis of the Blue Owl Operating Partnership’s assets as a result of exchanges of Common Units. Pursuant to the Exchange Agreement, certain Blue Owl equity holders may, from time to time, subject to the terms of the Exchange Agreement, exchange their interests in the Blue Owl Operating Partnerships and have such interests redeemed by Blue Owl Operating Partnerships for cash or Blue Owl Capital Inc.’s stock. While such exchanges could be treated as trading in the interests of the Blue Owl Operating Partnerships for purposes of testing “publicly traded partnership” status, the Exchange Agreement contains restrictions on redemptions and exchanges of interests in the Blue Owl Operating Partnerships that are intended to prevent either of the Blue Owl Operating Partnerships from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable U.S. federal income tax law. Blue Owl GP may also impose additional restrictions on exchanges that Blue Owl Capital Inc. or Blue Owl GP determines to be necessary or advisable so that neither of the Blue Owl Operating Partnerships is treated as a “publicly traded partnership” for U.S. federal income tax purposes. Accordingly, while such position is not free from doubt, each of the Blue Owl Operating Partnerships is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes and we intend to take the position that neither of the Blue Owl Operating Partnerships is so treated as a result of exchanges of its interests pursuant to the Exchange Agreement.
Pursuant to the Tax Receivable Agreement, Blue Owl GP will be required to make payments to certain equity holders for certain tax benefits Blue Owl Capital Inc. and Blue Owl GP may claim and those payments may be substantial.
Certain equity holders have exchanged, and may in the future exchange, their Common Units, together with the cancellation of an equal number of Class C Shares or Class D Shares, for Class A Shares or Class B Shares, respectively, or cash pursuant to the Blue Owl Operating Partnership Agreements and the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. Such transactions have resulted in, or are in the future expected to result in, increases in Blue Owl Capital Inc.’s (and Blue Owl GP’s) allocable share of the tax basis of the tangible and intangible assets of the Blue Owl Operating Partnerships. These increases in tax basis may increase for income tax purposes depreciation and amortization deductions, and therefore reduce the amount of tax that Blue Owl Capital Inc. or Blue Owl GP would otherwise be required to pay had such sales and exchanges never occurred.
In connection with the Business Combination, Blue Owl GP entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain tax benefits, if any, that Blue Owl GP realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Blue Owl GP, the corporations acquired from certain former Owl Rock equity holders in the transaction, and tax benefits related to entering into the Tax Receivable Agreement. Those payments are the obligation of Blue Owl GP and not of Blue Owl Operating Partnerships. The actual increase in Blue Owl GP’s allocable share of the Blue Owl Operating Partnerships’ tax basis in their assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Shares at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of Blue Owl Capital Inc.’s (and Blue Owl GP’s) income. While many of the factors that will determine the amount of payments that Blue Owl GP will make under the Tax Receivable Agreement are outside of its control, Blue Owl GP expects that the payments it will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on Blue Owl’s financial condition. Any payments made by Blue Owl GP under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to Blue Owl Capital Inc. and Blue Owl GP. To the extent that Blue Owl GP is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, Blue Owl GP’s obligation to make payments under the Tax Receivable Agreement could make Blue Owl a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be realized or deemed realized under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits Blue Owl Capital Inc. or Blue Owl GP realizes or be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that Blue Owl Capital Inc. or Blue Owl GP determines, and the Internal Revenue Service or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that Blue Owl Capital Inc. or Blue Owl GP takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by Blue Owl Capital Inc. or Blue Owl GP are disallowed, recipients of payments under the Tax Receivable Agreement will not be required to reimburse Blue Owl Capital Inc. or Blue Owl GP for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by Blue Owl GP under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by Blue Owl Capital Inc. or Blue Owl GP may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Blue Owl GP might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances Blue Owl GP could make payments under the Tax Receivable Agreement in excess of Blue Owl Capital Inc.’s or Blue Owl GP’s actual tax savings, which could materially impair Blue Owl’s financial condition.
Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control, breach of a material obligation under the Tax Receivable Agreement, or Blue Owl GP’s exercise of early termination rights, Blue Owl GP’s obligations under the Tax Receivable Agreement will accelerate and Blue Owl GP will be required to make a lump-sum cash payment under the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to Blue Owl GP’s future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that Blue Owl Capital Inc. or Blue Owl GP realizes subsequent to such payment because such payment would be calculated assuming, among other things, that Blue Owl Capital Inc. and Blue Owl GP would have certain tax benefits available to it and that Blue Owl Capital Inc. and Blue Owl GP would be able to use the potential tax benefits in future years.
There may be a material negative effect on Blue Owl Capital Inc.’s liquidity if the payments required to be made by Blue Owl GP under the Tax Receivable Agreement exceed the actual tax savings that Blue Owl Capital Inc. (or Blue Owl GP) realizes. Furthermore, Blue Owl GP’s obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Adverse developments in U.S. and non-U.S. tax laws could have a material and adverse effect on our business. Our effective tax rate and the amount of “tax distributions” that the Blue Owl Operating Partnerships are required to make to equity holders could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
Blue Owl Capital Inc. and Blue Owl GP are subject to U.S. federal income taxation, and Blue Owl Capital Inc., Blue Owl GP, and the Blue Owl Operating Partnerships and their subsidiaries are subject to income taxation by certain states and municipalities and certain foreign jurisdictions in which such subsidiaries operate. In addition, the Blue Owl Operating Partnerships are required to make tax distributions to their partners pursuant to the Blue Owl Limited Partnership Agreements. In determining our tax liability and obligation to make tax distributions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing U.S. or non-U.S. jurisdictions could seek to impose incremental, retroactive, or new taxes on us. Such changes may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and result in a corresponding increase in the amount of payments under the Tax Receivable Agreement and/or a corresponding increase in the tax distributions that the Blue Owl Operating Partnerships will be required to make. In addition, there may be changes in law related to the Base Erosion and Profit Shifting Project of the Organization for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other pass-through entities. Any adverse developments in these and other U.S. or foreign laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate, which could similarly adversely affect our financial condition and results of operations.
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
Blue Owl GP receives a pro rata portion of any distributions made by the Blue Owl Operating Partnerships. Any cash received from such distributions is first be used to satisfy any tax liability and then used to make any payments required to be made by Blue Owl GP under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Limited Partnership Agreements require the Blue Owl Operating Partnerships to make certain distributions to holders of Common Units and to Blue Owl GP pro rata to facilitate the payment of taxes with respect to the income of the Blue Owl Operating Partnerships that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our Board may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our Board chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
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
•the financial performance of our products’ portfolio companies, whether or not material to Blue Owl;
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
Sales of Class A Shares resulting from exchanges of Common Units pledged by our directors and officers could cause the price of our Class A Shares to decrease.
Under our Insider Trading Policy, our directors, officers and employees may seek approval to pledge our securities under loan arrangements that meet requirements established by our audit committee, including with respect to the pledge amount, the minimum loan to value ratio and the minimum unencumbered net asset value. Each of Messrs. Ostrover and Lipschultz has pledged 43,409,692 and 33,000,000 Common Units, respectively, as security for loans. Failure or delay by a borrower to promptly meet a margin call under his loan documents or other default under these financing arrangements could result in the foreclosure on some or all of the pledged Common Units by the applicable third-party lender. Although these arrangements provide for the borrowers to pledge alternative collateral in lieu of the pledged Common Units in the event of a margin call, upon any foreclosure on Common Units and subsequent sale of the corresponding Class A Shares the price of our Class A Shares could decline materially.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
Our cybersecurity policies and processes are overseen by the Audit Committee of our Board. Our cybersecurity program is focused on (i) protecting confidential business, client, investor and employee information that we store or process; (ii) maintaining the security and availability of our systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and our responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
We have implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that we store or process and the maintenance of critical services and systems. Our cybersecurity program is managed by our Chief Technology Officer and Head of Technology Infrastructure (together, “IT Management”), who report to our Chief Operating Officer. IT Management and its team are responsible for implementing proactive and reactive measures, including our monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes, and various other technological and administrative safeguards. Our cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. Our policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Our processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with our physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to our devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of our cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Our cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on our compliance with applicable laws and regulations and our internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of our network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by IT Management. When we engage vendors and other third-party partners who will have access to sensitive data or client systems and facilities, our infrastructure technology team assesses their cybersecurity programs and processes.
We also provide our employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. We conduct regular phishing tests and provide additional training as appropriate. We have a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
We have developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by our Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes our General Counsel, Chief Operating Officer, Chief Compliance Officer and IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of management, our Audit Committee or our Board. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with senior management and the Audit Committee or full Board, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Our cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing our monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by our Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and our Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of our cybersecurity program.
Our Board has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risk, to the Audit Committee. Our Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on our cybersecurity program, the external threat environment and our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. Risk Factors—Risks Related to Our Operations—Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.” Additionally, although we have insurance coverage for cybersecurity events, there can be no assurance that we will be able to maintain our insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events. See “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—We may not be able to maintain sufficient insurance to cover us for potential litigation or other risks.”
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
Blue Owl Capital Inc.’s Class A Shares trade on the NYSE under the symbol “OWL.”
Holders of Record
As of February 14, 2025, there were 40 holders of record of our Class A Shares. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

	December 14, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Blue Owl	$100	$112	$147	$109	$160	$259
S&P 500 Index	$100	$103	$133	$109	$137	$171
Dow Jones U.S. Asset Managers Index	$100	$104	$147	$115	$141	$195
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Share Repurchases in the Fourth Quarter of 2024
On May 4, 2022, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “Program”). Under the Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The Program expired upon its terms on December 31, 2024. No shares were repurchased during the quarter ended December 31, 2024.
On February 20, 2025, Blue Owl’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “2025 Program”). Under the 2025 Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program or (ii) February 28, 2027.
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
Overview

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net Income Attributable to Blue Owl Capital Inc.	$109,584	$54,343

Fee-Related Earnings(1)	$1,253,366	$997,717

Distributable Earnings(1)	$1,129,248	$927,838
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Recent Transactions
On June 6, 2024, we completed the Prima Acquisition, creating our real estate finance strategy. See Note 3 to our Financial Statements for additional information.
On July 1, 2024, we completed the KAM Acquisition. KAM is a boutique investment management firm focused on providing asset management services to the insurance industry. KAM’s capabilities in investment grade credit and real estate strategies supplement Blue Owl’s existing strength in these asset classes and further accelerate our ability to bring differentiated products and strategies to the market for insurance clients. Our acquisition of KAM enhances our ability to serve the insurance market at scale and marks the official launch of Blue Owl Insurance Solutions. Working seamlessly across our investment platforms, Blue Owl Insurance Solutions combines the focused alternatives approach with expanded industry capabilities to now serve insurance clients across a broader range of their needs. See Note 3 to our Financial Statements for additional information.
On September 30, 2024, we completed the Atalaya Acquisition. Atalaya focuses primarily on asset-based credit investments across consumer and commercial finance, corporate and real estate assets. The completion of the acquisition of Atalaya’s business represents a significant expansion of Blue Owl’s alternative credit presence. See Note 3 to our Financial Statements for additional information.

On January 3, 2025, we completed the previously announced IPI Acquisition. The aggregate consideration for the IPI Acquisition was approximately $1.0 billion. We funded the IPI Acquisition through the issuance of 39,091,754 Common Units and corresponding Class C Shares and cash consideration of $204.1 million. We expect to issue additional Common Units and corresponding Class C Shares in the first half of 2025 when the purchase price is finalized.
In addition, in connection with the IPI Acquisition, we entered into a services agreement with ICONIQ (as defined in Note 14 to our Financial Statements) (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to us or our subsidiaries. Under the terms of the Services Agreement, in 2026 we expect to issue 14,175,000 Incentive Units, subject to future targets. We also expect to issue in 2027 or 2028 a meaningful amount of additional Incentive Units pursuant to the Services Agreement, subject to the achievement of certain future targets. The Incentive Units will be fully vested upon issuance.
Assets Under Management

Blue Owl AUM: $251.1 billion FPAUM: $159.8 billion

Credit AUM: $135.7 billion FPAUM: $91.0 billion	GP Strategic Capital AUM: $66.0 billion FPAUM: $37.3 billion	Real Assets AUM: $49.4 billion FPAUM: $31.5 billion

Direct Lending AUM: $98.1 billion FPAUM: $58.6 billion	GP Minority Stakes AUM: $62.4 billion FPAUM: $35.9 billion	Net Lease AUM: $33.9 billion FPAUM: $17.4 billion
Alternative Credit AUM: $10.5 billion FPAUM: $5.7 billion	GP Debt Financing AUM: $2.8 billion FPAUM: $1.2 billion	Real Estate Credit AUM: $15.5 billion FPAUM: $14.1 billion
Investment Grade Credit AUM: $17.6 billion FPAUM: $17.7 billion	Professional Sports Minority Stakes AUM: $0.9 billion FPAUM: $0.3 billion
Liquid Credit AUM: $7.3 billion FPAUM: $7.2 billion
Other AUM: $2.3 billion FPAUM: $1.7 billion

All amounts shown as of December 31, 2024, totals may not sum due to rounding.
As of December 31, 2024, our AUM was $251.1 billion, which included $159.8 billion of FPAUM. As of December 31, 2024, we have $22.6 billion in AUM not yet paying fees, providing over $300 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, particularly during periods of market uncertainty and volatility, as we have seen over the past few years. During the fourth quarter of 2024, industry M&A and capital markets activity remained moderately constructive, a continuation of the improvement relative to late 2022 and early 2023.
Over the past twelve months, 91% of our GAAP and FRE management fees were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure to our asset base from redemptions. The fourth quarter of 2024 was a record fundraising quarter for Blue Owl, in which we raised $9.5 billion of equity across an increasingly diversified set of products and strategies. Inclusive of debt, we raised $18.1 billion of capital in the fourth quarter and $47.5 billion in 2024. Fundraising and capital deployment contributed to management fee growth of over 25% compared with the prior year. We ended the fourth quarter of 2024 with substantial available capital to deploy, reporting approximately $22.6 billion of AUM not yet paying fees.
Subsequent to quarter end, we completed the IPI Acquisition, reflecting a significant step forward in Blue Owl’s presence in the digital infrastructure ecosystem. Pro forma for the IPI Acquisition, our AUM as of December 31, 2024 was approximately $265 billion.
The fourth quarter of 2024 was once again a very active quarter for direct lending deployment, with $13.4 billion of originations, bringing our full year gross deployment to $52.0 billion and net funded deployment of $16.6 billion. Blue Owl continued to play a significant role in new deals, add-ons and refinancings alongside the syndicated market. We were also active in deploying capital for our alternative credit strategy and insurance solutions platform. For Blue Owl, positive net deployment and ongoing capital raising remained key drivers of higher management fees.
We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated. We raised incremental capital in our large-cap GP minority stakes strategy from both the institutional and private wealth channels and held an incremental close for our mid-cap minority stakes strategy, bringing this new strategy to nearly $1 billion dollars. During the fourth quarter, Blue Owl GP Stakes III completed another strip sale of certain assets within the fund, providing liquidity for existing investors while offering a creative way for new investors to access our pool of leading notable Partner Managers.
In Real Assets, we continue to actively deploy capital in our net lease strategy across a number of scaled opportunities, with our latest fund now over 75% committed despite having just held a final close in the first quarter of 2024. Our pipeline of deployment opportunities remains robust, reflecting the very significant capital needs of corporations, and we continue to see robust demand from investors in these products. During the fourth quarter, we held an additional close for our European net lease strategy and continued to see strong interest in our non-traded REIT.
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
As of December 31, 2024, assets under management related to us, our executives and other employees totaled approximately $4.1 billion (including $2.2 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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

Management uses AUM not yet paying fees as an indicator of management fees that will be coming online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide over $300 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of December 31, 2024, totals may not sum due to rounding.
Permanency and Duration of Assets Under Management
Our capital base is heavily weighted toward Permanent Capital. We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenues stream. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer changes. For example, our Real Assets products have a higher concentration in what we refer to as “long-dated” funds, or funds in which the contractual remaining life is five years or more, which in isolation may cause our percentage of management fees from Permanent Capital to decline.

Management Fees
Year Ended December 31, 2024

5%
4%
91%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Year Ended December 31, 2024				Year Ended December 31, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Assets	Total	Credit	GP Strategic Capital	Real Assets	Total
Beginning Balance	$84,632	$54,199	$26,856	$165,687	$68,607	$48,510	$21,085	$138,202
Acquisitions	27,803	—	15,174	42,977	2,658	—	—	2,658
New capital raised	13,940	8,679	4,888	27,507	8,143	3,207	4,432	15,782
Change in debt	12,733	500	4,131	17,364	5,349	—	696	6,045
Distributions	(7,294)	(2,430)	(1,743)	(11,467)	(3,546)	(1,684)	(758)	(5,988)
Change in value / other	3,896	5,087	68	9,051	3,421	4,166	1,401	8,988
Ending Balance	$135,710	$66,035	$49,374	$251,119	$84,632	$54,199	$26,856	$165,687
Credit. The increase in AUM for the year ended December 31, 2024 was driven by the following:
•$27.8 billion driven by the products added in connection with the KAM Acquisition and the Atalaya Acquisition.
•$10.9 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC and OTIC, as well as additional fundraise in other recently launched products.
•$12.7 billion of additional net debt commitments, primarily in direct lending as we continue to opportunistically manage leverage in our BDCs.
•$7.3 billion offsetting decrease in distributions, which primarily relates to distributions paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$3.9 billion of overall appreciation across the platform, primarily in direct lending.
GP Strategic Capital. The increase in AUM for the year ended December 31, 2024 was driven by new capital raised of $8.7 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product, and overall appreciation primarily in our GP minority stakes strategy of $5.1 billion.
Real Assets. The increase in AUM for the year ended December 31, 2024 was driven by $15.2 billion of products added in connection with the Prima Acquisition and the KAM Acquisition, as well as new capital raised of $4.9 billion across various products, primarily Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, our European net lease product and Blue Owl Real Estate Fund VI (“OREF VI”), our triple net-lease drawdown product, and $4.1 billion of additional net debt commitments, primarily in OREF VI.
Changes in FPAUM

	Year Ended December 31, 2024				Year Ended December 31, 2023
(dollars in millions)	Credit	GP Strategic Capital	Real Assets	Total	Credit	GP Strategic Capital	Real Assets	Total
Beginning Balance	$57,074	$31,075	$14,547	$102,696	$49,041	$28,772	$10,997	$88,810
Acquisitions	22,841	—	13,483	36,324	2,625	—	—	2,625
New capital raised / deployed	15,294	7,315	5,347	27,956	5,675	2,845	3,975	12,495
Fee basis step down	—	(389)	—	(389)	(71)	(339)	—	(410)
Distributions	(6,590)	(676)	(1,828)	(9,094)	(3,315)	(203)	(629)	(4,147)
Change in value / other	2,338	12	(49)	2,301	3,119	—	204	3,323
Ending Balance	$90,957	$37,337	$31,500	$159,794	$57,074	$31,075	$14,547	$102,696
Credit. The increase in FPAUM for the year ended December 31, 2024 was driven by the following:
•$22.8 billion driven by the products added in connection with the KAM Acquisition and the Atalaya Acquisition.
•$11.9 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC, OTIC.
•$6.6 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$2.3 billion of overall appreciation across the platform, primarily in direct lending.

GP Strategic Capital. The increase in FPAUM for the year ended December 31, 2024 was driven by new capital raised of $7.3 billion, primarily in our sixth flagship minority equity stakes product and our new mid-cap minority equity stakes product.
Real Assets. The increase in FPAUM for the year ended December 31, 2024 was driven by the $13.5 billion of products added in connection with the Prima Acquisition and the KAM Acquisition, as well as capital raised and deployed of $5.3 billion, primarily in ORENT and OREF VI.
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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (4)	Invested Capital (5)	Realized Proceeds (6)	Unrealized Value (7)	Total Value	Gross (8)	Net (9)	Gross (10)	Net (11)
Direct Lending
Blue Owl Capital Corporation (1)	2016	$15,625	$5,977	$5,977	$3,536	$5,972	$9,508	1.84x	1.59x	13.7%	9.8%
Blue Owl Capital Corporation II (1)(2)	2017	$2,522	$1,206	$1,176	$530	$1,153	$1,683	NM	1.43x	NM	7.4%
Blue Owl Capital Corporation III (1)	2020	$4,812	$1,845	$1,842	$606	$1,909	$2,515	1.43x	1.37x	13.9%	12.0%
Blue Owl Credit Income Corp. (1)(2)	2020	$28,636	$13,944	$12,907	$1,872	$13,205	$15,077	NM	1.17x	NM	11.2%
Blue Owl Technology Finance Corp. (1)	2018	$7,403	$3,372	$3,372	$970	$3,608	$4,578	1.45x	1.36x	11.8%	9.1%
Blue Owl Technology Finance Corp. II (1)	2021	$8,207	$4,178	$2,623	$303	$2,736	$3,039	1.22x	1.16x	16.5%	11.7%
Blue Owl Technology Income Corp. (1)(2)	2022	$6,071	$3,131	$2,840	$357	$2,904	$3,261	NM	1.15x	NM	11.6%
Blue Owl First Lien Fund Levered (3)	2018	$1,419	$986	$912	$590	$647	$1,237	1.44x	1.36x	10.2%	8.3%
Blue Owl First Lien Fund Unlevered (3)	2019	$68	$175	$156	$122	$68	$190	1.27x	1.22x	6.4%	5.2%
(1)Information presented in the AUM through IRR columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and not yet filing their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OBDC II, OCIC and OTIC.
(3)Blue Owl First Lien Fund is comprised of three feeder funds: Onshore Levered, Offshore Levered and Insurance Unlevered. The gross and net MoIC and IRR presented in the chart are for Onshore Levered and Insurance Unlevered as those are the largest of the levered and unlevered feeder funds. The gross and net MoIC for the Offshore Levered feeder fund is 1.42x and 1.31x, respectively. The gross and net IRR for the Offshore Levered feeder is 9.7% and 7.0%, respectively. All other values for Blue Owl First Lien Fund Levered are for Onshore Levered and Offshore Levered combined. AUM is presented as the aggregate of the three Blue Owl First Lien Fund feeders. Blue Owl First Lien Fund Unlevered Investor equity and note commitments are both treated as capital for all values.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$736	$1,284	$1,266	$788	$540	$1,328	1.20x	1.05x	3.2%	0.7%
Blue Owl GP Stakes II	2014	$2,894	$2,153	$1,962	$1,009	$2,142	$3,151	1.92x	1.61x	13.2%	8.8%
Blue Owl GP Stakes III	2015	$9,554	$5,318	$3,280	$3,728	$5,323	$9,051	3.44x	2.76x	29.1%	22.4%
Blue Owl GP Stakes IV	2018	$16,719	$9,041	$6,621	$5,076	$8,694	$13,770	2.53x	2.08x	58.8%	38.7%
Blue Owl GP Stakes V	2020	$14,455	$12,852	$5,917	$2,362	$4,932	$7,294	1.42x	1.23x	35.9%	18.8%
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
Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$985	$1,250	$1,260	$1,495	$423	$1,918	1.68x	1.52x	21.5%	17.7%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,223	$3,729	$4,139	$1,624	$3,452	$5,076	1.26x	1.23x	9.6%	8.5%
Blue Owl Real Estate Fund V (1)	2020	$3,869	$2,500	$2,500	$930	$2,351	$3,281	1.40x	1.31x	19.1%	15.1%
Blue Owl Real Estate Net Lease Trust (2)	2022	$6,131	$4,380	$3,997	$170	$4,064	$4,234	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2022	$9,291	$5,163	$1,118	$37	$1,041	$1,078	NM	NM	NM	NM
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(2)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total return to be a useful measure of the overall investment performance for this product. Total net return was 7.7%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
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

GAAP Results of Operations Analysis
As a result of the Prima Acquisition, KAM Acquisition and Atalaya Acquisition, prior period amounts may not be comparable to current period amounts or expected future trends. Prima’s, KAM’s and Atalaya’s results of operations are included from June 6, 2024, July 1, 2024, and September 30 2024, respectively.
For a discussion of our results for the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to “Blue Owl Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on February 23, 2024.
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change
Revenues
Management fees, net (includes Part I Fees of $527,859 and $387,346)	$1,994,064	$1,527,241	$466,823
Administrative, transaction and other fees	294,267	200,746	93,521
Performance revenues	7,096	3,621	3,475
Total Revenues, Net	2,295,427	1,731,608	563,819
Expenses
Compensation and benefits	1,017,483	870,642	146,841
Amortization of intangible assets	258,256	300,341	(42,085)
General, administrative and other expenses	412,931	242,809	170,122
Total Expenses	1,688,670	1,413,792	274,878
Other Loss
Net gains (losses) on investments	1,713	4,203	(2,490)
Interest and dividend income	42,172	22,176	19,996
Interest expense	(121,894)	(75,696)	(46,198)
Change in TRA liability	7,080	(1,656)	8,736
Change in warrant liability	(38,300)	(14,050)	(24,250)
Change in earnout liability	(28,300)	(6,409)	(21,891)
Total Other Loss	(137,529)	(71,432)	(66,097)
Income Before Income Taxes	469,228	246,384	222,844
Income tax expense	48,782	25,608	23,174
Consolidated Net Income	420,446	220,776	199,670
Net income attributable to noncontrolling interests	(310,862)	(166,433)	(144,429)
Net Income Attributable to Blue Owl Capital Inc.	$109,584	$54,343	$55,241
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $334.7 million, including an increase in Part I Fees of $137.4 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products, as well as management fees from products relating to the KAM Acquisition of $27.9 million and Atalaya Acquisition of $19.8 million.
•GP Strategic Capital increased $66.7 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Assets increased $65.4 million, attributable to continued fundraising and deployment of capital within new and existing Real Assets products, primarily OREF VI and ORENT, as well as management fees from products relating to the Prima Acquisition of $11.2 million and KAM Acquisition of $7.9 million.

Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$35.6 million increase in dealer manager revenues, due primarily to growth in the distribution of OCIC and ORENT.
•$30.0 million increase in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.
•$26.3 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to growth of our products and business overall.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$172.5 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$56.9 million increase in our other recurring annual equity grants driven by additional grants made during the fourth quarter of 2023 in connection with year-end bonus compensation, offset by a $56.6 million decrease in acquisition-related equity-based compensation primarily due to the settlement of the Second Oak Street Earnout (as described in Note 1 to our Financial Statements) in January 2024.
•$25.7 million offsetting decrease in acquisition-related cash compensation, primarily due to the settlement of the Second Oak Street Earnout in January 2024.
Amortization of Intangible Assets. Amortization of intangible assets decreased $42.1 million, primarily due to corporate actions taken during the first quarter of 2023, resulting in a change of the estimated useful lives of acquired trademarks. As a result of the corporate actions, the remaining unamortized balance of the trademarks of $72.4 million was expensed through June 30, 2023. This decrease was partially offset by an increase of $32.2 million related to intangible assets acquired in the KAM Acquisition, Atalaya Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$61.2 million increase in Transaction Expenses, primarily due to the KAM Acquisition, Atalaya Acquisition and Prima Acquisition. See Note 3 to our Financial Statements for additional details on our Transaction Expenses by acquisition.
•$35.9 million increase related to dealer manager expenses, due to growth in our products and business overall.
•$73.0 million increase in other operating expenses across various categories, driven by our continued growth.
Other Loss
Interest and Dividend Income. The increase in interest and dividend income was driven by dividend income from the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of the 6.250% Senior Notes due 2034 (the “2034 Notes”) during the second quarter of 2024.
Change in Warrant Liability. The change in the warrant liability for the current year period was driven by the increase in the price of our Class A Shares and the exercise of the Private Placement Warrants in November 2024. The change in the warrant liability for the prior year period was driven by the increase in the price of our Class A Shares.
Change in Earnout Liability. The change in the earnout liability for the current year period was driven by the change in the fair value of the Prima Earnouts and KAM Earnouts (as described in Note 3 to our Financial Statements).
Income Tax Expense
The increase in income tax expense was due to higher pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.

Net (Income) Loss Attributable To Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 63% weighted average economic interest in the Blue Owl Operating Group for the year ended December 31, 2024.
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

Margins
GAAP Margin is calculated as income before income taxes, divided by total revenues. FRE Margin is a supplemental non-GAAP measure that equals Fee-Related Earnings before net income allocated to noncontrolling interests, divided by FRE revenues. Management believes that FRE Margin can be useful as a supplemental performance measure used to make operating decisions and assess our core operating results.
Fee-Related Earnings and Distributable Earnings Summary

	Year Ended December 31,
(dollars in thousands)	2024	2023
FRE revenues	$2,170,563	$1,660,459
FRE expenses	881,125	652,052
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(36,072)	(10,690)
Fee-Related Earnings	$1,253,366	$997,717
Distributable Earnings	$1,129,248	$927,838
Fee-Related Earnings and Distributable Earnings for the year ended December 31, 2024 increased as a result of higher FRE revenues in Credit, GP Strategic Capital and Real Assets, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Year Ended December 31,
(dollars in thousands)	2024	2023
Credit Platform
Direct lending	$1,133,304	$870,475
Alternative credit	19,834	—
Investment grade credit	27,892	—
Liquid credit	27,750	27,936
Other	25,814	1,491
Management Fees, Net	1,234,594	899,902
Administrative, transaction and other fees	118,370	85,566
FRE performance revenues	2,274	1,276
FRE Revenues - Credit Platform	1,355,238	986,744

GP Strategic Capital Platform
GP minority stakes	589,246	526,502
GP debt financing	22,633	16,921
Professional sports minority stakes	3,395	2,409
Management Fees, Net	615,274	545,832
Administrative, transaction and other fees	7,153	5,244
FRE Revenues - GP Strategic Capital Platform	622,427	551,076

Real Assets Platform
Net lease	168,588	122,365
Real estate credit	19,161	—
Management Fees, Net	187,749	122,365
FRE performance revenues	4,413	—
Administrative, transaction and other fees	736	274
FRE Revenues - Real Assets Platform	192,898	122,639
Total FRE Revenues	$2,170,563	$1,660,459

FRE Management Fees. The increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $334.7 million, including an increase in Part I Fees of $137.4 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products, as well as management fees from products relating to the KAM Acquisition of $27.9 million and Atalaya Acquisition of $19.8 million.
•GP Strategic Capital FRE management fees increased $69.4 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.
•Real Assets FRE management fees increased $65.4 million, attributable to continued fundraising and deployment of capital within new and existing Real Assets products, primarily OREF VI and ORENT, as well as management fees from products relating to the Prima Acquisition of $11.2 million and KAM Acquisition of $7.9 million.
FRE Administrative, Transaction and Other Fees. The increase in FRE administrative, transaction and other fees was driven primarily by an increase of $30.0 million in fee income earned for services provided to portfolio companies, reflecting an increase in volume of transactions on which we earn such fees.

	Year Ended December 31,
(dollars in thousands)	2024	2023
FRE compensation and benefits	$620,877	$467,272
FRE general, administrative and other expenses	260,248	184,780
Total FRE Expenses	$881,125	$652,052
FRE Compensation and Benefits. FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. The increase in FRE general, administrative and other expenses was driven by higher operating expenses across various categories, driven by our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP Net Income Attributable to Class A Shares	$109,584	$54,343
Net income attributable to noncontrolling interests	310,862	166,433
Income tax expense	48,782	25,608
GAAP Income Before Income Taxes	469,228	246,384
Strategic Revenue-Share Purchase consideration amortization	43,553	40,858
DE performance revenues	(409)	(2,345)
DE performance revenues compensation	143	821
Equity-based compensation - other	215,464	158,573
Equity-based compensation - acquisition related	27,972	84,543
Equity-based compensation - Business Combination grants	69,173	69,448
Acquisition-related cash earnout amortization	—	25,731
Capital-related compensation	3,858	5,930
Amortization of intangible assets	258,256	300,341
Transaction Expenses	74,476	13,308
Expense support	(9,805)	(6,617)
Net losses on investments	(1,713)	(4,203)
Change in TRA liability	(7,080)	1,656
Change in warrant liability	38,300	14,050
Change in earnout liability	28,300	6,409
Interest and dividend income	(42,172)	(22,176)
Interest expense	121,894	75,696
Fee-Related Earnings Before Noncontrolling Interests	1,289,438	1,008,407
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(36,072)	(10,690)
Fee-Related Earnings	1,253,366	997,717
DE performance revenues	409	2,345
DE performance revenues compensation	(143)	(821)
Interest and dividend income	42,172	22,176
Interest expense	(121,894)	(75,696)
Taxes and TRA payments	(44,662)	(17,883)
Distributable Earnings	$1,129,248	$927,838

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP Revenues	$2,295,427	$1,731,608
Strategic Revenue-Share Purchase consideration amortization	43,553	40,858
DE performance revenues	(409)	(2,345)
Reimbursed expenses	(168,008)	(109,662)
FRE Revenues	$2,170,563	$1,660,459

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP Compensation and Benefits	$1,017,483	$870,642
DE performance revenues compensation	(143)	(821)
Equity-based compensation - other	(215,464)	(158,573)
Equity-based compensation - acquisition related	(27,972)	(84,543)
Equity-based compensation - Business Combination grants	(69,173)	(69,448)
Acquisition-related cash earnout amortization	—	(25,731)
Capital-related compensation	(3,858)	(5,930)
Reimbursed expenses	(79,996)	(58,324)
FRE Compensation and Benefits	$620,877	$467,272

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP General, Administrative and Other Expenses	$412,931	$242,809
Transaction Expenses	(74,476)	(13,308)
Expense support	9,805	6,617
Reimbursed expenses	(88,012)	(51,338)
FRE General, Administrative and Other Expenses	$260,248	$184,780

	Year Ended December 31,
(dollars in thousands)	2024	2023
Income Before Income Taxes	$469,228	$246,384
GAAP Revenues	$2,295,427	$1,731,608
GAAP Margin	20%	14%

Fee-Related Earnings Before Noncontrolling Interests	$1,289,438	$1,008,407
FRE Revenues	$2,170,563	$1,660,459
FRE Margin	59%	61%
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
We ended the fourth quarter of 2024 with $152.1 million of cash and cash equivalents and approximately $1.6 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of December 31, 2024, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $130.0 million outstanding under our Revolving Credit Facility as of December 31, 2024.
We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowing by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 7 to our Financial Statements for additional information regarding our debt obligations.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of December 31, 2024, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.5 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Blue Owl Operating Group Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On February 20, 2025, Blue Owl’s Board authorized the 2025 Program. Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier and (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the year ended December 31, 2024, 2,150,962 RSUs with a fair value of $38.8 million were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts and the Wellfleet Earnouts (each defined in Note 3 to the Financial Statements), are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.
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
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the fourth quarter of 2024, we declared a dividend of $0.18 to holders of record as of the close of business on February 19, 2025, which will be paid on February 28, 2025, bringing our full fiscal year 2024 dividends to $0.72. We set the target annual dividend for fiscal year 2025 at $0.90 per Class A Share (representing a fixed quarterly dividend of $0.225 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers Blue Owl’s share of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as TRA and tax-related payments, operating reserves, fixed asset purchases, purchases under the Company’s share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company’s contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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
Cash Flows Analysis

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$999,555	$949,145	$50,410
Investing activities	(638,145)	(118,031)	(520,114)
Financing activities	(313,481)	(795,033)	481,552
Net Change in Cash and Cash Equivalents	$47,929	$36,081	$11,848
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
Included in the year ended December 31, 2024 were the cash outflows of the portion of the Second Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2024; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Included in the year ended December 31, 2023 were the cash outflows of the portion of the First Oak Street Earnout classified as contingent consideration that settled in January 2023; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the year ended December 31, 2024 were primarily related to cash consideration paid in connection with the KAM Acquisition and Atalaya Acquisition, a preferred equity investment in Kuvare UK Holdings, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage that was fully repaid.
Cash flows from investing activities for the year ended December 31, 2023 were primarily related to purchases of investments including funding of the promissory note from a product that we manage, cash outflows related to office space-related leasehold improvements, as well as cash consideration paid in connection with the Par Four Acquisition. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage.
Financing Activities. Cash flows from financing activities for the year ended December 31, 2024 were primarily related to the issuance of our 2034 Notes and borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance the Prima Acquisition, the KAM Acquisition and the Atalaya Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the year ended December 31, 2024 was a portion of the cash outflows related to the Second Oak Street Earnout classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
Cash flows from financing activities for the year ended December 31, 2023 were primarily related to distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. In addition, we had borrowings and repayment activity under our Revolving Credit Facility and the issuance of our 2028 Notes, the net proceeds of which borrowings were used to finance working capital needs and general capital purposes. Included in the year ended December 31, 2023, were a portion of the cash outflows related to the First Oak Street Earnout classified as contingent consideration that settled in January 2023.
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

Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our products in our Credit and Real Assets platforms is the primary input to the calculation for the majority of our management fees. Management fees from our GP Strategic Capital and other Real Assets products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, our own assumptions, a significant degree of judgment, and the consideration of a combination of internal and external factors.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the year ended December 31, 2024, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Credit products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impact the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our GP Strategic Capital and Real Assets products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors.”

Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Financial Statements, including the report thereon dated February 21, 2025, of KPMG LLP, our independent registered public accounting firm (PCAOB ID 185) set forth in the F-pages of this report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included in the opinion starting on page F-2 of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Internal Reorganization
On February 20, 2025, the Board adopted resolutions authorizing the adoption of an Amended and Restated Certificate of Incorporation in connection with the Internal Reorganization. Following the Internal Reorganization, each equity holder of the Blue Owl Operating Partnerships will hold solely equity of Blue Owl Holdings in the same proportion as it held the equity of the Blue Owl Operating Partnerships immediately prior to the Internal Reorganization. The Internal Reorganization is expected to occur on or about April 1, 2025, following the effectiveness of the Amended and Restated Certificate of Incorporation.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
1.The financial statements included in this report are listed on page F-1.
2.Financial statement schedules:
None.
3.Exhibits included or incorporated by reference herein:
See Exhibit Index on the following page.
Item 16. Form 10-K Summary.
None.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Domestication of Altimar Acquisition Corporation (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
3.2	Certificate of Incorporation of Blue Owl Capital Inc., as amended (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Current Report on Form 10-Q filed on May 5, 2022)
3.3*	Form of Amended and Restated Certificate of Incorporation of Blue Owl Capital Inc.
3.4	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
4.1*	Description of Securities
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

4.4	Form of 3.125% Senior Note due 2031 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 10, 2021)
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

4.6	Form of 4.125% Senior Note due 2051 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 7, 2021)
4.7
Third Supplemental Indenture dated as of February 15, 2022 among Blue Owl Finance LLC, as issuer, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Owl Rock Capital Group LLC, Dyal Capital Holdings (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022)

4.8	Form of 4.375% Senior Note due 2032 (incorporated by reference to the form included within Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on February 15, 2022)
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

4.10	Form of 7.397% Senior Note due 2028 (incorporated by reference included within Exhibit 4.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2022)
4.11
Fifth Supplemental Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.12
Sixth Supplemental Indenture, dated as of September 10, 2024, among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 10, 2024)

4.13
Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.14
First Supplemental Indenture dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

4.15	Form of 6.250% Senior Note due 2034 (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)
4.16
Registration Rights and Lock-Up Agreement, dated as of July 1, 2024, by and among Blue Owl Capital Inc., Makena Strategic Opportunities Fund—KH, LLC, KIS Holdings Ltd., KIS Participation LP, Kuvare Insurance Services LLC and other sellers party thereto (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 2, 2024)

Exhibit Number	Description
10.1
Amended and Restated Tax Receivable Agreement, dated as of October 22, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 27, 2023)

10.2
Amended & Restated Investor Rights Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.3
First Amendment to Amended and Restated Investor Rights Agreement, dated as of June 13, 2024 among Blue Owl Capital Inc. and the other parties thereto (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 1, 2024)

10.4
Amended and Restated Limited Liability Company Agreement of Blue Owl Capital GP LLC (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)

10.5
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.6
Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)

10.7
First Amendment to the Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP, dated December 20, 2023 (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)

10.8
First Amendment to the Second Amended and Restated Limited Partnership Agreement of Blue Owl Capital Carry LP, dated December 20, 2023 (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)

10.9+	Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K/A filed on June 20, 2024)
10.10+	Form of Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.11+	Form of RSU Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.12+	Form of RSU Award Agreement for Employees (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.13
Second Amended and Restated Exchange Agreement, dated as of February 21, 2024, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.14 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
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

Exhibit Number	Description
10.21
Amended and Restated Credit Agreement, dated as of June 15, 2022, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd.(incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 15, 2022)

10.22
First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 1.1. of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 29, 2023)

10.23
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2024, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 23, 2024)

10.24
Registration Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Marc Zahr and Augustus, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.25+
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Inc. and Marc Zahr (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.26+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Douglas I. Ostrover (incorporated by reference to Exhibit 10.22 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.27+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc S. Lipschultz (incorporated by reference to Exhibit 10.23 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.28+
First Amendment to Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr (incorporated by reference to Exhibit 10.24 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.29+†
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of August 7, 2023, by and between Blue Owl Capital Inc. and Michael D. Rees (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.30+†
Principals Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc. and each of Douglas Ostrover, Marc Lipschultz, Craig Packer, Alan Kirshenbaum, Marc Zahr, Michael Rees, Sean Ward, and Andrew Laurino (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.31
Registration Rights Agreement, dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, BofA Securities, Inc. and Goldman Sachs & Co. LLC, as representatives of the initial purchasers and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

10.32
Registration Rights Agreement, dated as of June 6, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 6, 2024)

10.33
Amendment No. 1 to Amended and Restated Tax Receivable Agreement, dated as of February 21, 2024, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, and each of the Partners (as defined therein) party thereto (incorporated by reference to Exhibit 10.36 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)

19.1*	Insider Trading Policy of Blue Owl Capital Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of Blue Owl Capital Inc., adopted on October 26, 2023 (incorporated by reference to Exhibit 97.1 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022 (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2024, 2023 and 2022, and (v) the Notes to the Consolidated Financial Statements

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

Date: February 21, 2025	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas I. Ostrover	Co-Chief Executive Officer and Director	February 21, 2025
Douglas I. Ostrover	(Principal Executive Officer)

/s/ Marc S. Lipschultz	Co-Chief Executive Officer and Director	February 21, 2025
Marc S. Lipschultz	(Principal Executive Officer)

/s/ Craig W. Packer	Co-President and Director	February 21, 2025
Craig W. Packer

/s/ Michael Rees	Co-President and Director	February 21, 2025
Michael Rees

/s/ Marc Zahr	Co-President and Director	February 21, 2025
Marc Zahr

/s/ Alan Kirshenbaum	Chief Financial Officer	February 21, 2025
Alan Kirshenbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Claudia Holz	Director	February 21, 2025
Claudia Holz

/s/ Andrew S. Komaroff	Director	February 21, 2025
Andrew S. Komaroff

/s/ Stacy Polley	Director	February 21, 2025
Stacy Polley

/s/ Sean Ward	Senior Managing Director and Director	February 21, 2025
Sean Ward

/s/ Dana Weeks	Director	February 21, 2025
Dana Weeks

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Blue Owl Capital Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blue Owl Capital Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recoverability of finite-lived intangible assets
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s finite-lived intangible assets balance of $2.9 billion, net of accumulated amortization, as of December 31, 2024, consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired client relationships. The Company tests finite-lived intangible assets for impairment if events occur, or circumstances change (i.e., a triggering event), indicating that the carrying amount of an intangible asset may not be recoverable. Management of the Company is required to make significant estimates and assumptions when evaluating finite-lived intangible assets for impairment. Management generally performs a qualitative review of factors including revenue growth projections, which are generally based on the amount of the fee-paying assets under management, and general economic conditions, that require judgement in deciding whether a quantitative analysis should be undertaken.
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
Evaluation of the fair value of certain acquired intangible assets
As discussed in Note 3 to the consolidated financial statements, the Company acquired Prima Capital Advisors Holdings LLC (Prima), Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (KAM), and the rights to investment management agreements, investor relationships, related assets and personnel from Atalaya Capital Management LP (Atalaya) on June 6, 2024, July 1, 2024, and September 30, 2024, respectively. The acquisitions were accounted for as business combinations using the acquisition method of accounting as discussed in Note 2. As discussed in Note 3, the Company acquired Prima, KAM, and Atalaya for total purchase consideration of $183.3 million, $842.2 million, and $505.8 million, respectively. In connection with the acquisitions, the Company recognized intangible assets acquired at their acquisition-date fair value. The intangible assets acquired included investment management agreements related to the Prima, KAM, and Atalaya acquisitions of $108.0 million, $568.0 million, and $365.0 million respectively.
We identified the evaluation of the fair value of certain investment management agreement intangible assets acquired in the Prima, KAM, and Atalaya business combinations as a critical audit matter. Subjective and complex auditor judgment was required to evaluate certain key assumptions used to value the investment management agreements for each acquisition. The key assumptions included the projected revenue on assets under management and discount rate assumptions. The acquisition-date fair values of investment management agreements were sensitive to changes in the key assumptions. Additionally, the projected revenue on assets under management was based on expectations of future market and economic conditions that are uncertain.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s acquisition date valuation process. This included controls related to the development of the key assumptions used to value the investment management agreements for each acquisition. We evaluated the reasonableness of the projected revenue on assets under management for certain acquired investment management agreements by comparing it to the acquiree’s historical revenue on assets under management. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used to determine the fair value of the investment management agreements for each acquisition by:
•Independently developing a range of discount rates based on publicly available market data for comparable entities and comparing the range to the Company’s discount rates
•Recalculating the Company’s determination of its weighted average cost of capital (WACC) used to determine its discount rates
•Reconciling the Company’s determination of its WACC to the Company’s weighted average return on assets and internal rate of return.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

New York, New York
February 21, 2025

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$152,089	$104,160
Due from related parties	548,730	367,136
Investments (includes $369,294 and $78,779 at fair value and $213,684 and $337,595 of investments in the Company’s products, respectively)	486,945	344,265
Operating lease assets	325,090	281,669
Strategic Revenue-Share Purchase consideration, net	373,528	417,081
Deferred tax assets	1,245,123	781,694
Intangible assets, net	2,902,752	2,110,008
Goodwill	4,699,465	4,224,153
Other assets, net	258,748	187,455
Total Assets	$10,992,470	$8,817,621
Liabilities
Debt obligations, net	$2,588,496	$1,681,241
Accrued compensation	424,024	370,726
Operating lease liabilities	390,353	319,532
TRA liability (includes $108,257 and $116,398 at fair value, respectively)	1,412,300	879,509
Warrant liability, at fair value	—	22,600
Earnout liability, at fair value	168,441	92,909
Deferred tax liabilities	36,867	34,419
Accounts payable, accrued expenses and other liabilities	165,953	138,754
Total Liabilities	5,186,434	3,539,690
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 608,346,194 and 464,425,386 issued and outstanding, respectively	61	46
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 579,980,769 and 632,486,822 issued and outstanding, respectively	58	63
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 310,415,409 and 317,089,623 issued and outstanding, respectively	31	32
Additional paid-in capital	3,269,239	2,410,982
Accumulated deficit	(1,141,631)	(882,884)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,127,758	1,528,239
Stockholders’ equity attributable to noncontrolling interests	3,678,278	3,749,692
Total Stockholders’ Equity	5,806,036	5,277,931
Total Liabilities and Stockholders’ Equity	$10,992,470	$8,817,621
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Management fees, net (includes Part I Fees of $527,859, 387,346 and 233,993, respectively)	$1,994,064	$1,527,241	$1,211,606
Administrative, transaction and other fees	294,267	200,746	145,895
Performance revenues	7,096	3,621	12,221
Total Revenues, Net	2,295,427	1,731,608	1,369,722
Expenses
Compensation and benefits	1,017,483	870,642	894,686
Amortization of intangible assets	258,256	300,341	256,909
General, administrative and other expenses	412,931	242,809	220,610
Total Expenses	1,688,670	1,413,792	1,372,205
Other Loss
Net gains (losses) on investments	1,713	4,203	(132)
Interest and dividend income	42,172	22,176	4,357
Interest expense	(121,894)	(75,696)	(60,068)
Change in TRA liability	7,080	(1,656)	(11,435)
Change in warrant liability	(38,300)	(14,050)	34,634
Change in earnout liability	(28,300)	(6,409)	(14,488)
Total Other Loss	(137,529)	(71,432)	(47,132)
Income (Loss) Before Income Taxes	469,228	246,384	(49,615)
Income tax expense	48,782	25,608	(9,380)
Consolidated Net Income (Loss)	420,446	220,776	(40,235)
Net (income) loss attributable to noncontrolling interests	(310,862)	(166,433)	30,946
Net Income (Loss) Attributable to Blue Owl Capital Inc.	$109,584	$54,343	$(9,289)

Earnings (Loss) per Class A Share
Basic	$0.20	$0.12	$(0.02)
Diluted	$0.20	$0.10	$(0.02)
Weighted-Average Class A Shares
Basic(1)	549,005,214	463,233,832	433,431,256
Diluted	558,426,153	478,008,915	433,431,256

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Class A Shares Par Value
Beginning balance	$46	$45	$40
Shares delivered on vested RSUs	2	—	—
Class A Shares issued in connection with Prima Acquisition	1	—	—
Class A Shares issued in connection with Kuvare Acquisition	2	—	—
Class C Shares and Common Units exchanged for Class A Shares	10	1	5
Ending Balance	$61	$46	$45

Class C Shares Par Value
Beginning balance	$63	$63	$67
Settlement of Oak Street Earnout Securities	1	—	—
Common Units and Class C Shares issued in connection with Prima Acquisition	1	—	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	2	—	—
Class C Shares and Common Units exchanged for Class A Shares	(10)	(1)	(4)
Shares delivered on vested Common Units	1	—	—
Class C Shares issued as consideration related to the Oak Street Acquisition	—	1	—
Ending Balance	$58	$63	$63

Class D Shares Par Value
Beginning balance	$32	$32	$32
Class D Shares and Common Units exchanged for Class A Shares	(1)	—	—
Ending Balance	$31	$32	$32

Additional Paid-in Capital
Beginning balance	$2,410,982	$2,293,903	$2,160,934
Offering costs related to shares issued in connection with acquisitions	(273)	—	—
Equity classified contingent consideration in connection with Wellfleet Acquisition	—	(969)	969
Deferred taxes on capital transactions	491,671	36,133	104,858
TRA liability on capital transactions	(568,036)	(56,892)	(138,851)
Exercise of warrants	60,900	—	25,765
Equity-based compensation	27,318	16,422	11,820
Withholding taxes on vested RSUs	(13,097)	(5,074)	(773)
Class A Share repurchases	—	—	(78,789)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	332,477	127,459	207,970
Class A Shares issued in connection with Prima Acquisition	109,825	—	—
Class A Shares issued in connection with Kuvare Acquisition	417,472	—	—
Ending Balance	$3,269,239	$2,410,982	$2,293,903

Accumulated Deficit
Beginning balance	$(882,884)	$(689,345)	$(497,506)
Cash dividends declared on Class A Shares	(368,331)	(247,882)	(182,550)
Comprehensive income (loss)	109,584	54,343	(9,289)
Ending Balance	$(1,141,631)	$(882,884)	$(689,345)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,127,758	$1,528,239	$1,604,698

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,749,692	$3,944,188	$4,184,003
Equity-based compensation	263,327	273,521	393,191
Contributions	35,737	49,627	32,721
Distributions	(735,413)	(546,242)	(425,164)
Withholding taxes on vested RSUs	(25,751)	(10,376)	(1,647)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(332,477)	(127,459)	(207,970)
Common Units and Class C Shares issued in connection with Prima Acquisition	27,195	—	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	385,106	—	—
Comprehensive income (loss)	310,862	166,433	(30,946)
Ending Balance	$3,678,278	$3,749,692	$3,944,188
Total Stockholders’ Equity	$5,806,036	$5,277,931	$5,548,886

Cash Dividends Paid per Class A Share	$0.68	$0.55	$0.43

Number of Class A Shares
Beginning balance	464,425,386	445,131,351	404,919,411
Class A Share repurchases	—	—	(7,637,877)
Shares delivered on vested RSUs	2,725,075	1,310,137	329,768
Class A Shares issued in connection with Prima Acquisition	6,352,047	—	—
Class A Shares issued in connection with Kuvare Acquisition	23,519,636	—	—
Class C Shares and Common Units exchanged for Class A Shares	103,766,000	17,983,898	45,363,695
Class D Shares and Common Units exchanged for Class A Shares	4,944,214	—	—
Exercise of warrants	2,613,836	—	2,156,354
Ending Balance	608,346,194	464,425,386	445,131,351

Number of Class C Shares
Beginning balance	632,486,822	629,402,505	674,766,200
Common Units and Class C Shares issued in connection with Prima Acquisition	1,572,883	—	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	20,016,013	—	—
Class C Shares and Common Units exchanged for Class A Shares	(103,766,000)	(17,983,898)	(45,363,695)
Shares delivered on vested Common Units	14,903,886	5,988,546	—
Class D Shares exchanged for Class C Shares	1,730,000	2,042,504	—
Settlement of Oak Street Earnout Units	13,037,165	13,037,165	—
Ending Balance	579,980,769	632,486,822	629,402,505

Number of Class D Shares
Beginning balance	317,089,623	319,132,127	319,132,127
Class D Shares and Common Units exchanged for Class A Shares	(4,944,214)	—	—
Class D Shares exchanged for Class C Shares	(1,730,000)	(2,042,504)	—
Ending Balance	310,415,409	317,089,623	319,132,127
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Consolidated net income (loss)	$420,446	$220,776	$(40,235)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Amortization of intangible assets	258,256	300,341	256,909
Equity-based compensation	312,609	312,564	420,832
Depreciation and amortization of fixed assets	16,660	10,226	2,304
Amortization of debt discounts and deferred financing costs	7,208	4,987	4,381
Non-cash interest and dividend income	(23,116)	—	6
Non-cash lease expense	27,313	22,893	12,983
Payment of earnout liability in excess of acquisition-date fair value	(13,808)	(7,406)	—
Net gains on investments, net of dividends on equity-method investments	12,684	(4,203)	132
Change in TRA liability	(7,080)	1,656	11,435
Change in warrant liability	38,300	14,050	(34,634)
Change in earnout liability	28,300	6,409	14,488
Deferred income taxes	26,756	4,204	(23,947)
Changes in operating assets and liabilities:
Due from related parties	(175,079)	(8,747)	(128,034)
Strategic Revenue-Share Purchase consideration	43,553	40,858	37,383
Other assets, net	(14,102)	(15,491)	(1,779)
Accrued compensation	30,575	41,349	138,217
Accounts payable, accrued expenses and other liabilities	10,080	4,679	58,006
Net Cash Provided by Operating Activities	999,555	949,145	728,447

Cash Flows from Investing Activities
Purchases of fixed assets	(64,187)	(67,905)	(65,539)
Purchases of investments	(378,396)	(85,942)	(309,103)
Proceeds from investment sales and maturities	249,648	62,081	3,878
Cash consideration paid for acquisitions, net of cash acquired	(445,210)	(26,265)	(114,454)
Net Cash Used in Investing Activities	(638,145)	(118,031)	(485,218)

Cash Flows from Financing Activities
Offering costs related to the Acquisitions	(273)	—	—
Proceeds from debt obligations	2,170,000	1,054,800	775,060
Debt issuance costs	(25,366)	(6,254)	(8,487)
Repayments of debt obligations, including retirement costs	(1,245,000)	(1,000,000)	(323,000)
Payment of earnout liability, up to acquisition-date fair value	(79,981)	(79,134)	—
Equity-classified awards settled in cash	—	(3,186)	—
Payments under the TRA	(28,166)	—	—
Withholding taxes on vested RSUs	(38,848)	(15,450)	(2,420)
Dividends paid on Class A Shares	(368,331)	(247,882)	(182,550)
Proceeds from exercise of warrants	—	—	151
Class A Share repurchases	—	—	(78,789)
Contributions from noncontrolling interests	37,897	48,315	27,482
Distributions to noncontrolling interests	(735,413)	(546,242)	(425,164)
Net Cash Used in Financing Activities	(313,481)	(795,033)	(217,717)
Net Increase in Cash and Cash Equivalents	47,929	36,081	25,512
Cash and cash equivalents, beginning of period	104,160	68,079	42,567
Cash and Cash Equivalents, End of Period	$152,089	$104,160	$68,079
Supplemental Information
Cash paid for interest	$101,185	$71,593	$47,726
Cash paid for income taxes	$22,136	$14,249	$4,784
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024

1. ORGANIZATION
Blue Owl Capital Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Blue Owl”), is a global alternative asset manager. Anchored by a strong Permanent Capital base, the Company deploys private capital across Credit, GP Strategic Capital and Real Assets platforms on behalf of institutional and private wealth clients.
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Holdings”) and Blue Owl Capital Carry LP (“Blue Owl Carry”). Blue Owl Holdings and Blue Owl Carry are referred to, collectively, as the “Blue Owl Operating Partnerships,” and collectively with their consolidated subsidiaries, as the “Blue Owl Operating Group.” The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC and certain other directly or indirectly wholly owned subsidiaries of the Registrant (collectively, “Blue Owl GP”).
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
Oak Street Acquisition
On December 29, 2021, the Company completed its acquisition of Oak Street Real Estate Capital, LLC (now, Blue Owl Real Estate Capital, LLC), a diversified real estate investment firm, and its advisory business (the “Oak Street Acquisition”).
Wellfleet Acquisition
On April 1, 2022, the Company completed its acquisition of Wellfleet Credit Partners, LLC (now, Blue Owl Liquid Credit Partners) (“Wellfleet”), a manager of collateralized loan obligations (“CLOs”) (the “Wellfleet Acquisition”).
Par Four Acquisition
On August 15, 2023, the Company acquired the rights to certain CLO management agreements, related assets and personnel from Par Four CLO Management LLC, a CLO manager (the “Par Four Acquisition”).
CHI Acquisition
On December 1, 2023, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Cowen Healthcare Investments, a life sciences investment manager (the “CHI Acquisition”).
Prima Acquisition
On June 6, 2024, the Company completed its acquisition of Prima Capital Advisors Holdings LLC, a real estate lender (“Prima”) (the “Prima Acquisition”).
KAM Acquisition
On July 1, 2024, the Company completed its acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry (the “KAM Acquisition”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant, RSUs and warrants that were outstanding as of December 31, 2024:

December 31, 2024
Class A Shares	608,346,194
Class C Shares	579,980,769
Class D Shares	310,415,409
RSUs	35,258,030
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of December 31, 2024, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of December 31, 2024, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares.
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to date do not accrue dividend equivalents. No RSUs were issued prior to the Business Combination. RSU grants are accounted for as equity-based compensation. See Note 10 for additional information.
Warrants—The Company had warrants outstanding that were issued in connection with the Business Combination (“Private Placement Warrants”). All outstanding Private Placement Warrants were exercised in November 2024, which resulted in the issuance of 2.6 million Class A Shares.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Blue Owl Operating Partnerships’ Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of December 31, 2024, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	December 31, 2024
GP Units	608,346,194
Common Units	890,396,178
Incentive Units	29,756,740
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
Incentive Units—Incentive Units are Class P limited partner interests in the Blue Owl Operating Partnerships granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions, as further discussed in Note 10 to the Financial Statements. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, Incentive Unitholders are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units, unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
Share Repurchases and RSUs Withheld for Tax Withholding
On May 4, 2022, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares. Under the repurchase program (the “Program”), repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The Program expired upon its terms on December 31, 2024. There were no repurchases made under the Program during the years ended December 31, 2024 and 2023.
On February 20, 2025, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “2025 Program”). Under the 2025 Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Pursuant to the terms of the Company’s RSU awards, upon the vesting of RSUs to employees, the Company net settles awards to satisfy employee tax withholding obligations. In such instances, the Company cancels a number of RSUs equivalent in value to the amount of tax withholding payments that the Company is making on behalf of employees out of available cash.
The following table presents RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Year Ended December 31,
	2024	2023	2022
Number of RSUs withheld to satisfy tax withholding obligations	2,150,962	1,222,135	194,355
Acquisitions-Related Earnouts
In connection with the Wellfleet Acquisition, Prima Acquisition, KAM Acquisition and Atalaya Acquisition, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 for additional information.
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash (“Oak Street Cash Earnout”) and Common Units and corresponding Class C Shares (collectively, the “Oak Street Earnout Units” and collectively with the Oak Street Cash Earnout, the “Oak Street Earnouts”) in two tranches upon the occurrence of certain “Oak Street Triggering Events.” The Oak Street Triggering Events were based on achieving a certain level of quarterly management fee revenues from the Company’s Real Assets products. In January 2023, the Oak Street Triggering Event occurred with respect to the First Oak Street Earnout. In January 2024, the Oak Street Triggering Event occurred with respect to the Second Oak Street Earnout.
Common Unit Exchanges
From time to time, the Company exchanges Common Units and Class C Shares for an equal number of Class A Shares. As a result of these exchanges, the Company reallocates equity from noncontrolling interests to the Company’s additional paid-in capital and records additional deferred tax assets and tax receivable agreement (“TRA”) liability in connection with the exchanges. See the consolidated statements of changes in stockholders’ equity for these amounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income (loss) is comprised solely of consolidated net income (loss) (i.e., the Company has no other comprehensive income).
During the third quarter of 2024, the Company revised certain Credit platform investment strategies presented in Note 9. Prior period amounts have been reclassified to conform to the current period presentation.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of the preferred equity investment and equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration) and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (v) the fair value of net identifiable assets acquired in business combinations, as well as the determination of whether amounts paid or payable represent consideration or compensation; and (vi) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
For entities that are not VIEs, the Company evaluates such entities (“VOEs”) under the voting interest model. The Company consolidates VOEs where the Company controls a majority voting interest. The Company will generally not consolidate VOEs where a single investor or simple majority of third-party investors with equity have the ability to exercise substantive kick-out or participation rights.
Acquisitions
The Acquisitions were accounted for using the acquisition method of accounting. For business combinations accounted for under the acquisition method, management recognizes the fair value of assets acquired and liabilities assumed on the acquisition date. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and incorporates management’s own assumptions and involve a significant degree of judgment.
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
Investments in loans are accounted for at amortized cost, net of an allowance for current expected credit losses. The estimate of expected credit losses considers current conditions and reasonable and supportable forecasts. As of December 31, 2024, and December 31, 2023, the estimates of current expected credit losses were not material.
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
Realized and changes in unrealized gains (losses) on investments are included within net gains (losses) on investments in the consolidated statements of operations. See Note 4 for additional information.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The present value of lease payments includes expected tenant improvement allowances. The Company does not recognize right-of-use lease assets and lease liabilities for leases with an initial term of one year or less. Right-of-use assets and liabilities related to operating leases are included within operating lease assets and operating lease liabilities, respectively, in the Company’s consolidated statements of financial condition.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
Lease terms include options to extend or terminate when it is reasonably certain that the Company will exercise that option. In addition, the Company separates lease and non-lease components embedded within lease agreements. Lease expense for operating lease payments is recognized on a straight-line basis, which consists of amortization of right-of-use assets and interest accretion on lease liabilities, over the lease term and included within general, administrative and other expenses in the consolidated statements of operations. The Company does not have any material finance leases. See Note 5 for additional information.
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
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and therefore determined that the consideration paid to the customers represents a reduction of the transaction price (i.e., a reduction to revenue). Accordingly, the total consideration paid was recorded within Strategic Revenue-Share Purchase consideration in the Company’s consolidated statements of financial condition and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. See Note 9 for additional information.
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
The Company tests finite-lived intangible assets for impairment by performing a qualitative review of factors including growth projections for fee-paying assets under management, revenue, and general economic conditions, that require judgement in deciding whether there is an indication that the carrying amount of intangible assets may not be recoverable. If an indication exists a quantitative analysis would be undertaken. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings. No impairments have been recognized to date on the Company’s acquired intangible assets.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment. If, after assessing qualitative factors such as management fees, FPAUM and other general economic conditions, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. No impairments have been recognized to date on the Company’s goodwill. The only movement in the Company’s goodwill balance was related to additions related to the Acquisitions. See Note 3 for additional information.
Fixed Assets
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included within other assets, net in the Company’s consolidated statements of financial condition. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s consolidated statements of operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three years to seven years. The Company tests fixed assets for impairment if events or circumstances change indicating that the carrying amount of a fixed asset may not be recoverable.
Debt Obligations, Net
The Company’s debt obligations, other than revolving credit facilities, are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuance costs are deferred and along with discounts and premiums are amortized to interest expense in the consolidated statements of operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the consolidated statements of operations when the Company prepays borrowings prior to maturity. Debt issuance costs associated with revolving credit facilities are presented within other assets, net in the consolidated statements of financial condition, and such amounts are amortized to interest expense in the consolidated statements of operations on a straight-line basis over the life of the related facility.
TRA Liability
The TRA liability represents amounts payable to certain pre-Business Combination equity holders of Owl Rock and Dyal Capital. The portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other loss in the consolidated statements of operations. The remaining portion of the TRA is carried at a value equal to the expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA portion that is not related to the Dyal Acquisition, including as a result of exchanges of Common Units for Class A or B Shares, as a decrease to additional paid-in capital in the consolidated statements of financial condition. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of operations. See Note 11 for additional information.
Warrant Liability, at Fair Value
The Company’s warrants were recorded as liabilities carried at fair value, with changes in fair value included within other loss in the Company’s consolidated statements of operations.
The Private Placement Warrants, which were exercised in November 2024, contained exercise and settlement features that may change with a change in the holder, which precluded the Private Placement Warrants from being considered indexed to the Company’s own stock; therefore, the Private Placement Warrants were precluded from being classified within equity and were accounted for as derivative liabilities.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Prior to the redemption of the Public Warrants in August 2022, the Public Warrants included a provision that, in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding Class A Shares, all holders of the warrants would be entitled to receive cash for their warrants. Such an event would not constitute a change in control because the Class A Shares do not represent a majority of the Registrant’s voting shares. Accordingly, the Public Warrants were also precluded from being classified within equity and were accounted for as derivative liabilities. This provision also applied to the Private Placement Warrants.
Earnout Liability, at Fair Value
As of December 31, 2024, the earnout liability was comprised of the Wellfleet Earnouts, Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3) (collectively, the “Earnouts”). As of December 31, 2023, the earnout liability was comprised of the Oak Street Cash Earnout and the Wellfleet Earnouts. The Earnouts represent contingent consideration on certain acquisitions, and are recorded at fair value, with changes in fair value included within change in earnout liability in the Company’s consolidated statements of operations. Earnout liabilities are derecognized when the relevant contingencies are resolved and the consideration is paid or if the contingencies are not resolved (e.g., not meeting relevant targets) and the obligations expire and upon expiration, the consideration would not be paid or payable.
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units, which are interests in the Blue Owl Operating Group not held by the Company. Certain consolidated holding companies for investment adviser subsidiaries of the Blue Owl Operating Group are partially owned by third-party investors. Such interests are also presented as noncontrolling interests.
Allocations to noncontrolling interests in the consolidated statements of operations are based on the substantive profit-sharing arrangements in the operating agreements of the Blue Owl Operating Partnerships. The Company does not record income or loss allocations to noncontrolling interests to the extent that such allocations would be provisional in nature, such as for unvested Incentive Units (other than certain minimum tax distributions). Provisional allocations to these interests would be subject to reversal in the event the unvested Incentive Units are forfeited.
Revenue Recognition
Revenues consist of management fees; administrative, transaction and other fees; and performance revenues. The Company recognizes revenues when such amounts are probable that a significant reversal would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer. In the event that payments made to the Company’s customers or customers-of-customers, such as certain revenue sharing arrangements, are generally viewed as a reduction of the transaction price and therefore reduce management fees from such customers. See Note 9 for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Management fees also include a fee based on the net investment income of the Company’s BDCs and similarly structured products (“Part I Fees”), which are subject to performance hurdles. Such Part I Fees are classified as management fees in the consolidated statements of operations as they are predictable and recurring in nature, not subject to repayment and cash-settled each quarter.

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
As discussed above, amortization of the Strategic Revenue-Share Purchase consideration is recorded as a reduction of management fees, net in the Company’s consolidated statements of operations.
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
Administrative fees represent expenses incurred by certain professionals of the Company and reimbursed by products managed by the Company. The Company may incur certain costs in connection with satisfying its performance obligations under administrative agreements – including, but not limited to, employee compensation and travel costs – for which it receives reimbursements from the products it manages. The Company reports these expenses within compensation and benefits and general, administrative and other expenses and reports the related reimbursements as revenues within administrative, transaction and other fees (i.e., on a gross basis) in the consolidated statements of operations.
Dealer manager revenue consists of commissions earned for providing distribution services to certain products. Dealer manager revenue is recorded on an accrual basis at the point in time when the services are completed, as there is no ongoing performance requirement. A portion of dealer manager revenues represent commissions that are reallowed to third party broker-dealers. The Company reports these reallowed commission payments to third parties within general, administrative and other expenses (i.e., on a gross basis) in the consolidated statements of operations.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
For certain non-BDC Credit and Real Assets products, and substantially all of the GP Strategic Capital products, performance revenues are in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally, carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, in vehicles in which the Company does not have a controlling financial interest, and therefore is not included in the Company’s Financial Statements.
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
The Company accounts for forfeitures on equity-based compensation arrangements as they occur. The Company recognizes deferred income tax benefits throughout the service period, based on the grant date fair value. Any tax deduction shortfall or windfall due to the difference between grant date fair value and the ultimate deduction taken for tax purposes is recognized at the time of settlement. Expenses related to equity-based grants to employees are included within compensation and benefits in the consolidated statements of operations. See Note 10 for additional information.
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
Income Taxes
Substantially all of the earnings of the Blue Owl Operating Group are subject to New York City unincorporated business tax (“UBT”) and additionally, the portion of earnings allocable to the Registrant is subject to corporate tax rates at the U.S. federal and state and local levels. The Company is also subject to income tax in certain foreign jurisdictions in which it conducts business.
Deferred income tax assets and liabilities resulting from temporary differences between the GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted income tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company offsets deferred income tax assets and liabilities for presentation in its consolidated statements of financial condition when such assets and liabilities are within the same taxpayer and related to the same taxing jurisdiction.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. The Company accrues any interest and penalties related to uncertain tax positions as a component of the income tax provision in the consolidated statements of operations. See Note 11 for additional information.
Segment Reporting
The Company operates through one operating and reportable segment that provides asset management services to clients. The Company’s, and therefore the single segment’s, primary sources of revenues are management fees, which are generally based on the amount of the Company’s fee-paying assets under management. The Company generates substantially all of its revenues in the United States. The accounting policies of the segment are consistent with the policies described within this Note 2.
The Company's Chief Operating Decision Makers (“CODMs”) are its Co-CEOs. The Company concluded that it has a single operating segment, as this reflects how the CODMs allocate resources and assess performance under the Company’s “one-firm approach,” which includes operating collaboratively across product lines, with a single expense pool. GAAP consolidated net income is the primary measure of segment operating performance. The CODMs also utilize other supplemental measures not prepared in accordance with GAAP to manage the business and allocate resources, such as budgeting and to assess the operating results of the Company’s business. The measure of segment assets is reported in the consolidated statement of financial condition, as the firm is managed on a consolidated basis.
Significant Segment Expenses
The significant expense categories that are regularly reviewed by the CODMs are presented in the Company's consolidated statements of operations and include:
1.Compensation and benefits: This line item encompasses all employee-related costs, including salaries, bonuses, and benefits.
2.General, administrative and other expenses: This category includes costs related to office operations, professional services, and other administrative expenses.
3.Interest expense: This line item reflects the cost of servicing our debt obligations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
New Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. ASUs not listed below were not applicable, not expected to have a material impact on the Company’s Financial Statements when adopted or did not have a material impact on the Company’s Financial Statements upon adoption.

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
Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements.

		The Company adopted the ASU beginning with the 2024 Form 10-K.	As a result of adopting this standard, the Company included incremental segment disclosures.
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

		The Company plans to adopt the ASU beginning with the 2025 Form 10-K.	The guidance will result in enhanced disclosures that will improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction.
ASU 2024-03—Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses	The ASU requires additional disclosures of the nature of expenses included in the income statement. The guidance requires footnote disclosures in a tabular format, disaggregating certain costs and expenses that includes any of the following expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation.	All public business entities are required to adopt the ASU prospectively for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.

		Early adoption and retrospective application are permitted.	The guidance is expected to have minimal impact on the Company’s Consolidated Financial Statements presentation and disclosure because the relevant expenses are disaggregated in the Consolidated Statements of Operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
(2)Represents the fair value of the portion of the Wellfleet Earnouts determined to be contingent consideration, as further discussed below. See Note 4 for additional information on the valuation of the portion of the contingent consideration that is liability classified.
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
Wellfleet Earnouts
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash (“Wellfleet Earnout Cash”) and Class A Shares (“Wellfleet Earnout Shares” and collectively with the Wellfleet Earnout Cash, the “Wellfleet Earnouts”) to the sellers in three tranches at each anniversary following the closing of the transaction for three years beginning on April 1, 2023, contingent upon the continued employment of certain employees associated with the Wellfleet Acquisition (“Wellfleet Triggering Events”). In April 2023, the Company modified the Wellfleet Earnout Shares arrangement, such that the settlement of the Wellfleet Earnout Shares would be in cash at each payment date, including the settlement of the First Wellfleet Earnouts comprised of $5.0 million in cash and 313,556 shares settled in cash during the second quarter of 2023. In April 2024, the Wellfleet Triggering Event occurred with respect to the Second Wellfleet Earnout comprised of $5.0 million in cash and 313,556 shares settled in cash. The Third Wellfleet Earnout comprised of $5.0 million in cash and 313,556 shares to be settled in cash remains unpaid.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The Wellfleet Earnouts payable to non-employee sellers have been classified as contingent consideration on the Wellfleet Acquisition in; whereas, the Wellfleet Earnouts payable to individuals that are subject to ongoing employment arrangements with the Company have been classified as compensation and are being amortized over the service period. See Note 10 for additional information on the compensation-classified Wellfleet Earnout Shares.
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
December 31, 2024
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
The acquired investment management agreements and investor relationships had weighted amortization periods from the date of acquisition of 3.2 years and 0.7 years, respectively. The bargain purchase gain, which resulted primarily from the fair value of the identifiable intangible assets that we acquired exceeding the purchase consideration, is included within net gains (losses) on investments on the Company’s consolidated statements of operations.
CHI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, December 1, 2023, and such amounts are not material to the Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
Prima’s results are included in the Company’s consolidated results starting from the date the acquisition closed, June 6, 2024. For the year ended December 31, 2024, the Company’s consolidated results $11.2 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Prima Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $9.4 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Prima Earnouts
In connection with the Prima Acquisition, the sellers are entitled to receive additional consideration of up to $35.0 million (determined using a share price that was fixed at signing) (the “Prima Earnouts”), based on the performance of the acquired business during the earnout period, which period extends from the closing date to the fourth anniversary of the closing (the “Prima Earnout Period”). Earnout payments are contingent on the acquired business achieving specified revenue milestones during any rolling 12-month period (“LTM Earnout Period”) within the Prima Earnout Period (the achievement of any such milestone, a “Prima Triggering Event”); provided that the first LTM Earnout Period will not occur until after June 6, 2025. The Prima Earnouts will be settled in Class A Shares and Common Units with corresponding Class C Shares.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
KAM’s results are included in the Company’s consolidated results starting from the date the acquisition closed, July 1, 2024. For the year ended December 31, 2024, the Company’s consolidated results included $37.8 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the KAM Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $37.6 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.
KAM Earnouts
In connection with the KAM Acquisition, the sellers are entitled to receive additional consideration of up to $250.0 million (the “KAM Earnouts”), based on the acquired business achieving specified revenue growth milestones in each of calendar years 2025, 2026 and 2027 (each, a “KAM Earnout Period,” and the achievement of any such milestone, a “KAM Triggering Event”). The KAM Earnouts will be paid in cash following the conclusion of each respective KAM Earnout Period.
Atalaya Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill, subject to post-closing adjustments, related to the Atalaya Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)(2)	$385,108
Cash consideration(1)(3)	105,666
Earnout liability(4)	15,000
Total Consideration	$505,774

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Due from related parties	$4,510
Intangible assets:
Investment management agreements	365,000
Investor relationships	10,000
Total intangible assets	375,000
Other assets, net	472
Total assets acquired	379,982
Liabilities assumed:
Deferred tax liabilities	4,831
Accounts payable, accrued expenses and other liabilities	2,317
Total liabilities assumed	7,148
Net Identifiable Assets Acquired	$372,834
Goodwill(5)	$132,940

(1)A product managed by the Company received 20% of the consideration paid as a result of a passive, minority stake it held in the business acquired.
(2)Represents Common Units issued to sellers at fair value, which was based on the price of the Company’s Class A Shares, as Common Units are exchangeable on a one-to-one basis for Class A Shares.
(3)Includes $3.5 million of cash consideration paid in January 2025.
(4)Represents the fair value of contingent consideration payable to a product managed by the Company related to the Atalaya Earnouts.
(5)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $100.7 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The acquired investment management agreements and investor relationships had a weighted-average amortization period of 13.9 years and 7.2 years, respectively, from the date of acquisition.
Atalaya’s results are included in the Company’s consolidated results starting from the date the acquisition closed, September 30, 2024. For the year ended December 31, 2024, the Company’s consolidated results included $19.8 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Atalaya Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $16.1 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.
Atalaya Earnouts
As part of the Atalaya Acquisition, sellers can receive up to $350.0 million in additional payments (the “Atalaya Earnouts”) if the acquired business meets certain revenue milestones in 2026 and 2028 (each milestone achievement being an “Atalaya Triggering Event”). These payments are split into two parts: up to $175.0 million in 2027 based on 2026 revenues, and up to $175.0 million in 2029 based on 2028 revenues. If the 2027 payment is less than $175.0 million, there is a catch-up mechanism.
If total payments exceed $175.0 million, at least $50.0 million (or any remaining unpaid amount) will be reallocated to non-seller employees as RSUs. The Company expects this to happen, so it estimates that earnout payments to sellers will be reduced by $50.0 million due to the reallocation.
The Atalaya Earnouts will be paid in Common Units with a corresponding number of Class C Shares. Approximately 20% of these payments will go to a product managed by the Company and are considered contingent consideration. The remaining 80% will be payable to sellers subject to ongoing employment arrangements with the Company, and as such, these amounts have been classified as equity-based compensation. The $50.0 million that may be reallocated to non-seller employees as RSUs will also classified as equity-based compensation. See Note 10 for more details on these compensation-classified equity-based payments.
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	December 31, 2024	December 31, 2023	Remaining Weighted-Average Amortization Period as of December 31, 2024
Intangible assets, gross:
Investment management agreements	$3,265,420	$2,224,420	12.3 years
Investor relationships	470,300	460,300	7.7 years
Total intangible assets, gross	3,735,720	2,684,720

Accumulated amortization:
Investment management agreements	(685,765)	(471,104)
Investor relationships	(147,203)	(103,608)
Total accumulated amortization	(832,968)	(574,712)
Total Intangible Assets, Net	$2,902,752	$2,110,008

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The following table presents expected future amortization of finite-lived intangible assets as of December 31, 2024:

(dollars in thousands)
Period	Amortization
2025	$299,628
2026	285,787
2027	270,179
2028	264,700
2029	261,628
Thereafter	1,520,830
Total	$2,902,752
Pro Forma Financial Information
Unaudited pro forma revenues were $2.6 billion and $1.9 billion for the years ended December 31, 2024 and 2023, respectively. Unaudited pro forma net income attributable to Class A stockholders was $104.9 million and $53.6 million for the years ended December 31, 2024 and 2023, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and Prima, KAM, and Atalaya as though these acquisitions were consummated as of the beginning of the year prior to the year of acquisition. Unaudited pro forma revenues also include revenues related to the IPI Acquisition, as such acquisition closed subsequent to the balance sheet date and prior to the issuance of these consolidated financial statements. Information on the total consideration (inclusive of earnout liability), net identifiable assets acquired and goodwill for the IPI Acquisition has not been presented, as the initial accounting for such acquisition is incomplete as of the date these financial statements are being issued. Accordingly, unaudited pro forma net income attributable to Class A stockholders does not include amounts related to IPI.
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
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	December 31, 2024	December 31, 2023
Preferred equity investment, at fair value	$267,169	$—
Equity investments in the Company’s products, at fair value	96,956	76,258
Equity investments in the Company’s products, equity method	63,465	51,316
Loans and deferred purchase price receivable, at amortized cost (includes $48,094 and $207,500 of investments in the Company’s products, respectively)	54,186	214,170
Investments in the Company’s CLOs, at fair value	5,169	2,521
Total	$486,945	$344,265

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$267,169	$267,169
Equity investments in the Company’s products	—	96,956	—	96,956
CLOs	—	—	5,169	5,169
Total Assets, at Fair Value	$—	$96,956	$272,338	$369,294

Liabilities, at Fair Value
TRA liability	$—	$—	$108,257	$108,257
Earnout liability	—	529	167,912	168,441
Total Liabilities, at Fair Value	$—	$529	$276,169	$276,698

	December 31, 2023
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Equity investments in the Company’s products	$—	$76,258	$—	$76,258
CLOs	—	—	2,521	2,521
Total Assets, at Fair Value	$—	$76,258	$2,521	$78,779

Liabilities, at Fair Value
TRA liability	$—	$—	$116,398	$116,398
Warrant liability	—	—	22,600	22,600
Earnout liability	—	790	92,119	92,909
Total Liabilities, at Fair Value	$—	$790	$231,117	$231,907
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,521	$2,521
Purchases(1)	263,395	3,700	267,095
Net gains (losses)	3,774	(1,052)	2,722
Ending Balance	$267,169	$5,169	$272,338
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$3,774	$(1,052)	$2,722

(1)Preferred equity purchases includes $23.1 million of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024

Year Ended December 31, 2023	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,843	$2,843
Net losses	(322)	(322)
Ending Balance	$2,521	$2,521
Change in net unrealized losses on assets still recognized at the reporting date	$(322)	$(322)

Year Ended December 31, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	135,600	135,600
Settlements	(8,551)	(60,900)	(87,874)	(157,325)
Net losses	410	38,300	28,067	66,777
Ending Balance	$108,257	$—	$167,912	$276,169
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$819	$—	$27,820	$28,639

Year Ended December 31, 2023	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$120,587	$8,550	$172,070	$301,207
Settlements	—	—	(86,250)	(86,250)
Net (gains) losses	(4,189)	14,050	6,299	16,160
Ending Balance	$116,398	$22,600	$92,119	$231,117
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(4,189)	$14,050	$6,175	$16,036
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
December 31, 2024
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
Earnout Liability
As of December 31, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts, Prima Earnouts, KAM Earnouts and Atalaya Earnouts. As of December 31, 2023, the earnout liability was comprised of contingent consideration payable for the Oak Street Cash Earnout and the Wellfleet Earnouts.
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$267,169	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	5,169	Discounted cash flow	Yield	10%	-	16%	12%	Decrease
Total Assets, at Fair Value	$272,338

Liabilities
TRA liability	$108,257	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability:
	163,001	Monte Carlo Simulation	Volatility	20%	-	37%	29%	Increase
	4,911	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	167,912

Total Liabilities, at Fair Value	$276,169

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
Fair Value of Other Financial Instruments
As of December 31, 2024, the fair value of the Company’s debt obligations was approximately $2.5 billion compared to a carrying value of $2.6 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $1.4 billion, compared to a carrying value of $1.7 billion, of which $1.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of December 31, 2024 and December 31, 2023, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $535.7 million and $358.4 million, respectively, compared to a carrying value of $1.3 billion and $763.1 million, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of December 31, 2024 and December 31, 2023, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$40,688	$37,673	$19,168
Short term lease cost	1,345	232	1,524
Net Lease Cost	$42,033	$37,905	$20,692

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024

(dollars in thousands)	Year Ended December 31,
Supplemental Lease Cash Flow Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$14,137	$15,012	$7,709

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73,070	$95,953	$156,778
(1)The amount presented above for the year ended December 31, 2024 includes $18.9 million of tenant improvement allowances received from the lessor.

Lease Term and Discount Rate	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	13.1 years	12.5 years	13.0 years

Weighted-average discount rate:
Operating leases	5.6%	5.4%	4.0%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
2025	$33,282
2026	46,225
2027	44,988
2028	45,692
2029	42,366
Thereafter	358,871
Total Lease Payments	571,424
Imputed interest	(181,071)
Total Lease Liabilities	$390,353

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $255.9 million related to leases that have not commenced that were entered into as of December 31, 2024. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the first quarter of 2025 and continue for approximately 16 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
6. OTHER ASSETS, NET

(dollars in thousands)	December 31, 2024	December 31, 2023
Fixed assets, net:
Leasehold improvements	$178,398	$127,612
Furniture and fixtures	31,553	13,823
Computer hardware and software	9,386	8,328
Accumulated depreciation and amortization	(31,588)	(14,870)
Fixed assets, net	187,749	134,893
Receivables	26,634	15,853
Prepaid expenses	17,768	7,212
Unamortized debt issuance costs on revolving credit facilities	9,678	9,265
Other assets	16,919	20,232
Total	$258,748	$187,455
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	December 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,495
2031 Notes	6/10/2031	700,000	700,000	—	689,097
2032 Notes	2/15/2032	400,000	400,000	—	393,346
2034 Notes	4/18/2034	1,000,000	1,000,000	—	979,247
2051 Notes	10/7/2051	350,000	350,000	—	338,311
Revolving Credit Facility	7/23/2029	1,725,000	130,000	1,585,621	130,000
Total		$4,234,800	$2,639,800	$1,585,621	$2,588,496

	December 31, 2023
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,390
2031 Notes	6/10/2031	700,000	700,000	—	687,163
2032 Notes	2/15/2032	400,000	400,000	—	392,766
2051 Notes	10/7/2051	350,000	350,000	—	337,922
Revolving Credit Facility	6/29/2028	1,550,000	205,000	1,338,300	205,000
Total		$3,059,800	$1,714,800	$1,338,300	$1,681,241
2028 Notes
In May 2023, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 7.397% per annum and mature on May 26, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on May 26 and November 26 of each year.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2028 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 26, 2028, the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2028 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2028 Notes also provide for customary events of default and acceleration.
2031 Notes
On June 10, 2021, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at a fixed rate of 3.125% per annum and mature on June 10, 2031. Interest on the 2031 Notes is payable semi-annually in arrears on June 10 and December 10 of each year.
The 2031 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2031 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after March 10, 2031, the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2031 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2031 Notes also provide for customary events of default and acceleration.
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
The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2032 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after November 15, 2031, the redemption price for the 2032 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2032 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2032 Notes also provide for customary events of default and acceleration.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
The 2051 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2051 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 7, 2051, the redemption price for the 2051 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2051 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2051 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”), with a borrowing capacity of $1.7 billion that matures on July 23, 2029. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of December 31, 2024 and December 31, 2023 were 5.72% and 6.96%, respectively.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The estimate of the timing and the amount of future payments under the TRA involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that the Company will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments.
During the year ended December 31, 2024, the Company made TRA payments of $28.2 million (including $2.8 million to related parties). The table below presents management’s estimate as of December 31, 2024, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
2025	$53,540
2026	65,502
2027	86,882
2028	104,094
2029	107,244
Thereafter	1,115,531
Total Payments	1,532,793
Less adjustment to fair value for contingent consideration	(120,493)
Total TRA Liability	$1,412,300
Unfunded Product Commitments
As of December 31, 2024, the Company had unfunded investment commitments to its products of $58.1 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of December 31, 2024, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Credit Platform
Direct lending	$1,133,304	$870,475	$620,535
Alternative credit	19,834	—	—
Investment grade credit	27,892	—	—
Liquid credit	27,750	27,936	19,440
Other	25,814	1,491	—
Management Fees, Net	1,234,594	899,902	639,975
Administrative, transaction and other fees	225,223	154,537	112,003
Performance revenues	2,274	1,276	—
Total GAAP Revenues - Credit Platform	1,462,091	1,055,715	751,978

GP Strategic Capital Platform
GP minority stakes	589,246	526,502	513,613
GP debt financing	22,633	16,921	13,611
Professional sports minority stakes	3,395	2,409	1,611
Strategic Revenue-Share Purchase consideration amortization	(43,553)	(40,858)	(37,383)
Management Fees, Net	571,721	504,974	491,452
Administrative, transaction and other fees	42,034	31,822	26,986
Total GAAP Revenues - GP Strategic Capital Platform	613,755	536,796	518,438

Real Assets Platform
Net lease	168,588	122,365	80,179
Real estate credit	19,161	—	—
Management Fees, Net	187,749	122,365	80,179
Administrative, transaction and other fees	27,010	14,387	6,906
Performance revenues	4,822	2,345	12,221
Total GAAP Revenues - Real Assets Platform	219,581	139,097	99,306
Total GAAP Revenues	$2,295,427	$1,731,608	$1,369,722
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024

	Year Ended December 31,
(dollars in thousands)	2024	2023
Management Fees Receivable
Beginning balance	$243,203	$262,059
Ending balance	$356,413	$243,203

Administrative, Transaction and Other Fees Receivable
Beginning balance	$42,059	$44,060
Ending balance	$67,920	$42,059

Performance Revenues Receivable
Beginning balance	$2,975	$1,132
Ending balance	$1,672	$2,975

Unearned Management Fees
Beginning balance	$9,398	$9,389
Ending balance	$7,613	$9,398
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

	Year Ended December 31,
(dollars in thousands)	2024	2023
Beginning Balance	$417,081	$457,939
Amortization	(43,553)	(40,858)
Ending Balance	$373,528	$417,081
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant. The total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the A&R 2021 Equity Incentive Plan is 171,930,614, of which 71,033,196 remain available as of December 31, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the A&R 2021 Equity Incentive Plan.
The table below presents information regarding equity-based compensation expense.

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Business Combination grants	$69,173	$69,448	$72,857
Acquisition related	27,972	84,543	248,455
Other	215,464	158,573	99,520
Equity-Based Compensation Expense	$312,609	$312,564	$420,832
Corresponding tax benefit	$2,578	$951	$588

Fair value of RSUs settled in Class A Shares	$49,174	$16,634	$4,096
Fair value of RSUs withheld to satisfy tax withholding obligations	$38,848	$15,450	$2,420
The table below presents activity related to the Company’s unvested equity-based compensation awards for the year ended December 31, 2024.

	Incentive Units		RSUs		Oak Street Earnout Units		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2023	25,449,172	$13.34	18,780,617	$12.05	13,037,165	$12.37	574,850	$11.44
Granted	11,464,467	19.47	9,706,995	20.85	—	—	—	—
Vested	(15,212,786)	16.15	(3,662,541)	12.47	(13,037,165)	12.37	(287,425)	11.44
Forfeited	—	—	(447,189)	12.66	—	—	—	—
December 31, 2024	21,700,853	$14.61	24,377,882	$15.48	—	$—	287,425	$11.44
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount ranging from 6.0% - 6.5% during 2024, 6.0% - 8.5% during 2023 and 13% - 18% during 2022 for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of Incentive Units granted during the years ended December 31, 2024, 2023 and 2022 was $19.47, $11.27 and $9.93, respectively. The aggregate fair value of Incentive Units that vested during the years ended December 31, 2024, 2023 and 2022 was $281.9 million, $100.1 million and $63.0 million, respectively. The equity-based compensation expense related to Incentive Units during the years ended December 31, 2024, 2023 and 2022 was $212.5 million, $175.1 million and $137.1 million, respectively. As of December 31, 2024, unamortized expense related to Incentive Units was $193.3 million, with a weighted-average amortization period of 2.8 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
RSUs
The grant date fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a discount ranging from 6.0% - 11.5% during 2024, 6.0% - 8.5% during 2023 and 13% - 14% during 2022 for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $20.85, $12.01 and $10.43, respectively. The aggregate fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $72.5 million, $44.5 million and $4.0 million, respectively, which amounts are inclusive of RSUs that vested and have not yet been settled in Class A Shares. The equity-based compensation expense related to RSUs during the years ended December 31, 2024, 2023 and 2022 was $79.0 million, $52.9 million and $35.2 million, respectively. As of December 31, 2024, unamortized expense related to RSUs was $321.3 million, with a weighted-average amortization period of 3.1 years.
Atalaya Earnouts
As discussed in Note 3, approximately 80% of the Atalaya Earnouts will be paid in Common Units and corresponding Class C Shares to sellers subject to ongoing employment arrangements with the Company. This portion of the Atalaya Earnouts has been classified as equity-based compensation. Upon an Atalaya Triggering Event, any issued Common Units and Class C Shares are fully vested (i.e., no substantive vesting period following the grant date). Accordingly, the Company has begun accruing compensation expense over the service period preceding the grant date, based on the fair value of the award at the end of the reporting period, and will remeasure until the grant date. As of December 31, 2024, the estimated fair value of these awards was $191.3 million, including a 15.6% discount for lack of marketability due to a two-year post-vesting transfer restriction. As of December 31, 2024, unamortized expense related to these awards was $177.6 million, with a weighted-average amortization period of 3.2 years.
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
11. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2024 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The Blue Owl Operating Partnerships are partnerships for U.S. federal income tax purposes subject to New York City UBT. Generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States. Substantially all of the Company’s income before tax is earned in the United States.
The following table presents the components of the Company’s income tax expense (benefit):

(dollars in thousands)	Year Ended December 31,
	2024	2023	2022
Current Income Tax Expense (Benefit)
U.S. federal	$(255)	$286	$—
State and local	20,140	19,280	13,714
Foreign	2,141	1,838	853
	22,026	21,404	14,567
Deferred Income Tax Expense (Benefit)
U.S. federal	29,734	14,373	(2,644)
State and local	(2,811)	(9,500)	(20,794)
Foreign	(167)	(669)	(509)
	26,756	4,204	(23,947)
Total Income Tax Expense (Benefit)
U.S. federal	29,479	14,659	(2,644)
State and local	17,329	9,780	(7,080)
Foreign	1,974	1,169	344
	$48,782	$25,608	$(9,380)
The following table sets forth the reconciliation of the statutory U.S. federal corporate income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal corporate income tax rate	21.00%	21.00%	21.00%
Income passed through to noncontrolling interest holders	-14.62%	-15.25%	-11.38%
State and local income taxes	3.39%	4.06%	9.49%
Non-deductible compensation expense	0.20%	0.23%	-0.53%
Other	0.43%	0.35%	0.33%
Effective Income Tax Rate	10.40%	10.39%	18.91%

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
As of December 31, 2024 and 2023, the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets
Basis difference in subsidiaries	$855,906	$522,871
Tax receivable agreement	340,360	211,706
Net operating losses	41,267	41,670
Other	22,160	15,692
Total Deferred Tax Assets	$1,259,693	$791,939

Deferred Tax Liabilities
Goodwill and intangible assets	$39,436	$32,561
Other	12,001	12,103
Total Deferred Tax Liabilities	$51,437	$44,664
As of December 31, 2024, the Company has U.S. federal and UBT net operating losses of $175.4 million and $6.1 million, respectively, that can be carried forward indefinitely until they are used. The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Company believes it is more-likely-than-not that its deferred tax assets will be realized based on historic and projected earnings and the reversal of taxable temporary differences. As of December 31, 2024 and 2023, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2020.
As of December 31, 2024, the Company's unrecognized tax benefits, excluding related interest expense and penalties, were $12.7 million. If recognized, $12.7 million would reduce the effective tax rate. For the year ended December 31, 2024, interest and penalties on these unrecognized tax benefits of $0.8 million has been accrued through income tax expense in the consolidated statements of operations. Over the next 12 months, the Company expects that it is reasonably possible for the gross unrecognized tax benefits to increase by $5.0 million. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.
The following table presents the Company’s unrecognized tax benefits relating to uncertain tax positions:

(dollars in thousands)	Year Ended December 31,
	2024	2023	2022
Beginning balance	$8,399	$4,784	$—
Increases related to tax positions related to prior periods	—	—	2,189
Increases related to tax positions related to the current period	4,278	3,615	2,595
Ending Balance	$12,677	$8,399	$4,784
In connection with and subsequent to the applicable Acquisitions, the Company recognized various adjustments to deferred tax assets and liabilities within additional paid-in capital, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in the Blue Owl Operating Partnerships, as well as portions related to the TRA liability that will eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated statements of changes in stockholders’ equity for these amounts.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
12. EARNINGS (LOSS) PER SHARE
The table below presents the treatment for basic and diluted earnings (loss) per share for the Registrant's outstanding instruments, as well as the treatment for diluted earnings (loss) per share for the Blue Owl Operating Group's outstanding instruments. Instruments that could potentially dilute the earnings are included in the calculation only if they would have a dilutive effect.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Included	Included
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Compensation-classified Wellfleet Earnout Shares(3)	Excluded	2024 and 2023: Excluded 2022: Contingently issuable shares - treasury stock method
Contingent consideration-classified Wellfleet Earnout Shares(3)	2024 and 2023: Excluded 2022: Contingently issuable shares	2024 and 2023: Excluded 2022: Contingently issuable shares
Prima Earnouts - portion payable in Class A Shares(4)	Contingently issuable shares	Contingently issuable shares
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(5)	n/a	If-converted method
Unvested Incentive Units(5)	n/a	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(6)	n/a	Contingently issuable share - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Prima Earnouts - portion payable in Common Units(4)	n/a	Contingently issuable shares - If-converted method
Compensation-classified Atalaya Earnouts(7)	n/a	Contingently issuable share - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Contingent consideration-classified Atalaya Earnouts(7)	n/a	Contingently issuable shares - If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,699,282, 11,222,103 and 10,834,220 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income attributable to Blue Owl Capital Inc. for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for years ended December 31, 2024 and 2023. As of December 31, 2022, the Wellfleet Triggering Events with respect to the Wellfleet Earnout Shares had not occurred, and therefore such shares have not been included in the calculation of basic loss per share for the year ended December 31, 2022. However, had December 31, 2022 also been the end of the contingency period for the Wellfleet Earnout Shares, the Wellfleet Triggering Events would have occurred, and therefore the Wellfleet Earnout Shares have been included in the calculation of diluted loss per share for the year ended December 31, 2022, as if such shares were outstanding from the date of the Wellfleet Acquisition.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(4)As of December 31, 2024, the Prima Triggering Event with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the year ended December 31, 2024. Had December 31, 2024, also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the year ended December 31, 2024.
(5)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.
(6)The First Oak Street Earnouts and the Second Oak Street Earnouts were settled in Common Units during the three months ended March 31, 2023 and 2024, respectively. As of December 31, 2023, the Oak Street Triggering Events with respect to the Second Oak Street Earnout Units had not occurred. Had December 31, 2023, been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have occurred, and therefore the Second Oak Street Earnout Units have been included in the calculation of diluted earnings per share for the year ended December 31, 2023. As of December 31, 2022, the Oak Street Triggering Events with respect to the First and Second Oak Street Earnout Units had not occurred. Had December 31, 2022, been the end of the contingency period for the Second Oak Street Earnout Units, the Oak Street Triggering Event would have not occurred, and therefore the Second Oak Street Earnout Units have not been included in the calculation of diluted loss per share for the year ended December 31, 2022. Had December 31, 2022, also been the end of the contingency period for the First Oak Street Earnout Units, the Oak Street Triggering Events would have occurred, and therefore the First Oak Street Earnout Units have been included in the calculation of diluted loss per share for the year ended December 31, 2022.
(7)As of December 31, 2024, the Atalaya Triggering Event with respect to the Atalaya Earnouts had not occurred. Had December 31, 2024, been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the year ended December 31, 2024.

Year Ended December 31, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$109,584	549,005,214	$0.20
Effect of dilutive securities:
Unvested RSUs	—	9,420,939		—
Warrants	—	—		4,207,650
Vested Common Units	—	—		919,201,273
Vested Incentive Units	—	—		8,373,268
Unvested Incentive Units	—	—		22,817,514
Diluted	$109,584	558,426,153	$0.20

Year Ended December 31, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$54,343	463,233,832	$0.12
Effect of dilutive securities:
Unvested RSUs	—	4,983,668		—
Warrants	(4,584)	232,558		—
Vested Common Units	—	—		956,118,687
Vested Incentive Units	—	—		8,488,003
Unvested Incentive Units	—	—		24,949,429
Oak Street Earnout Units	—	9,558,857		—
Diluted	$49,759	478,008,915	$0.10

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024

Year Ended December 31, 2022	Net Loss Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$(9,289)	433,431,256	$(0.02)
Effect of dilutive securities:
Unvested RSUs	—	—		10,978,491
Warrants	—	—		10,451,892
Compensation-classified Wellfleet Earnout Shares	—	—		649,660
Contingent consideration-classified Wellfleet Earnout Shares	—	—		59,063
Vested Common Units	—	—		974,541,796
Vested Incentive Units	—	—		1,510,852
Unvested Incentive Units	—	—		24,744,397
Oak Street Earnout Units	—	—		13,037,165
Diluted	$(9,289)	433,431,256	$(0.02)
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

(dollars in thousands)	December 31, 2024	December 31, 2023
Management fees	$349,704	$243,203
Performance revenues	1,672	2,975
Administrative fees	67,920	42,059
Other expenses paid on behalf of the Company’s products and other related parties	129,434	78,899
Due from Related Parties	$548,730	$367,136
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $100.7 million, $74.4 million and $53.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $81.6 million, $46.0 million and $29.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(9.6) million, $(5.8) million and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $3.4 million, $3.0 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024. As of June 30, 2024, this promissory note was fully repaid. The promissory note bore interest at a rate of SOFR plus 1.55%, subject to change based on credit rating and leverage ratio. The Company recorded $5.4 million of interest income for the year ended December 31, 2024. As of December 31, 2023, $200.0 million was outstanding under this promissory note and the Company recorded $16.6 million of interest income for the year ended December 31, 2023. Interest was payable monthly in arrears and settled in cash or equity in the related product.
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of December 31, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.7 million of interest income for the year ended December 31, 2024. As of December 31, 2023, $7.5 million was outstanding under this promissory note and the Company recorded $0.7 million of interest income for the year ended December 31, 2023.
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025, and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and will recognize the discount as interest income over the two-year deferred payment period. As a result of the sale and discount on the receivable, the Company recognized a loss of $4.9 million for the year ended December 31, 2024.
14. SUBSEQUENT EVENTS
Dividend
On February 6, 2025, the Company announced a cash dividend of $0.18 per Class A Share. The dividend is payable on February 28, 2025, to holders of record as of the close of business on February 19, 2025.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Acquisitions
On January 3, 2025, the Company completed its previously announced acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (the “IPI Acquisition”), a joint venture between an affiliate of ICONIQ Capital, LLC (“ICONIQ”) and an affiliate of Iron Point Partners. The aggregate consideration for the IPI Acquisition was approximately $1.0 billion. The Company funded the IPI Acquisition through the issuance of 39,091,754 Common Units and corresponding Class C Shares and cash consideration of $204.1 million. The Company expects to issue additional Common Units and corresponding Class C Shares in 2025 when the purchase price is finalized.
In addition, in connection with the IPI Acquisition, the Company entered into a services agreement with ICONIQ (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to the Company or its subsidiaries. Under the terms of the Services Agreement, in 2026 the Company expects to issue 14,175,000 Incentive Units, subject to future targets. The Company also expects to issue in 2027 or 2028 a meaningful amount of additional Incentive Units pursuant to the Services Agreement, subject to the achievement of certain future targets. The Incentive Units will be fully vested upon issuance.
Internal Reorganization
On February 20, 2025, the Board adopted resolutions authorizing the adoption of an Amended and Restated Certificate of Incorporation in connection with an internal reorganization that is expected to occur on or about April 11, 2025, pursuant to which, among other things, Blue Owl Carry will become a wholly owned subsidiary of Blue Owl Holdings (the “Internal Reorganization”). Following the Internal Reorganization, each equity holder of the Blue Owl Operating Partnerships will hold solely equity of Blue Owl Holdings in the same proportion as it held the equity of the Blue Owl Operating Partnerships immediately prior to the Internal Reorganization. The Internal Reorganization is expected to occur on or about April 1, 2025, following the effectiveness of the Amended and Restated Certificate of Incorporation.