Form 10-Q
period 2025-03-31
BLUE OWL CAPITAL INC.
filed 2025-05-05
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Class A common stock, par value $0.0001	625,652,391
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	613,693,976
Class D common stock, par value $0.0001	308,619,203

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

Annual Report	Refers to our annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K on February 21, 2025.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”), until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”) and, until March 24, 2025, Blue Owl Technology Finance Corp. II (“OTF II”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in Blue Owl Holdings, as well as Blue Owl Carry prior to the Internal Reorganization.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Prior to the Internal Reorganization, referred collectively to Blue Owl Holdings and Blue Owl Carry and their consolidated subsidiaries. Following the Internal Reorganization, refers to Blue Owl Holdings and its consolidated subsidiaries and any future entity designated by our board of directors in its sole discretion as a Blue Owl Operating Partnership.

Blue Owl Operating Group Units	Prior to the Internal Reorganization, referred collectively to a unit in each of Blue Owl Holdings and Blue Owl Carry. Following the Internal Reorganization, refers to a unit in the Blue Owl Operating Group.

Blue Owl Operating Partnerships	Prior to the Internal Reorganization, referred collectively to Blue Owl Holdings and Blue Owl Carry. Following the Internal Reorganization, refers to Blue Owl Holdings, unless context indicates otherwise.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Blue Owl Securities is wholly owned by Blue Owl and provides distribution services to all Blue Owl platforms.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes (i) our direct lending strategy, which offers private credit solutions to primarily upper-middle-market companies through differentiated access points; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (iv) liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees and/or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees thereon. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost. For Real Assets, FPAUM is generally equal to capital commitments, the cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products FPAUM is based on NAV, market value or statutory book value.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

Internal Reorganization	Refers to the internal reorganization that occurred on April 1, 2025, pursuant to which, among other things, Blue Owl Carry became a wholly owned subsidiary of Blue Owl Holdings.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REIT”).

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Managers	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Real Assets	Refers, unless context indicates otherwise, to our Real Assets platform that includes our net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; real estate credit, which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing, and operating data centers and related digital infrastructure assets.

Registrant	Refers to Blue Owl Capital Inc.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, Blue Owl Holdings, Blue Owl Carry (solely for purposes of Section 7.18(b) thereto) and each of the Partners (as defined therein) party thereto.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Part II Other Information— Item 1A. Risk Factors” and “Part I Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part II Other Information - Item 1A. Risk Factors.”
Overview

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net Income Attributable to Blue Owl Capital Inc.	$7,430	$25,091

Fee-Related Earnings(1)	$345,391	$289,698

Distributable Earnings(1)	$262,516	$240,099
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
IPI Acquisition
On January 3, 2025, we completed the previously announced IPI Acquisition. IPI is a digital infrastructure fund manager. The completion of the IPI Acquisition further enhances Blue Owl’s digital infrastructure strategy as part of the firm’s Real Assets platform. See Note 3 to our Financial Statements for additional information.
Internal Reorganization
On April 1, 2025, we completed the previously announced Internal Reorganization, pursuant to which, among other things, Blue Owl Carry became a wholly owned subsidiary of Blue Owl Holdings. Following the Internal Reorganization, each unitholder of the Blue Owl Operating Partnerships who previously held an equal number of units in each of Blue Owl Holdings and Blue Owl Carry instead holds a single class of units in Blue Owl Holdings.

Assets Under Management

Blue Owl AUM: $273.3 billion FPAUM: $174.6 billion

Credit AUM: $139.2 billion FPAUM: $92.9 billion	GP Strategic Capital AUM: $67.0 billion FPAUM: $37.8 billion	Real Assets AUM: $67.1 billion FPAUM: $43.9 billion

Direct Lending AUM: $101.7 billion FPAUM: $60.4 billion	GP Minority Stakes AUM: $63.3 billion FPAUM: $36.2 billion	Net Lease AUM: $36.3 billion FPAUM: $18.2 billion
Alternative Credit AUM: $10.4 billion FPAUM: $5.8 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.3 billion	Real Estate Credit AUM: $15.5 billion FPAUM: $14.4 billion
Investment Grade Credit AUM: $17.7 billion FPAUM: $17.7 billion	Professional Sports Minority Stakes AUM: $1.0 billion FPAUM: $0.3 billion	Digital Infrastructure AUM: $15.2 billion FPAUM: $11.3 billion
Liquid Credit AUM: $7.1 billion FPAUM: $7.1 billion
Other AUM: $2.3 billion FPAUM: $1.9 billion

All amounts shown as of March 31, 2025, totals may not sum due to rounding.
As of March 31, 2025, our AUM was $273.3 billion, which included $174.6 billion of FPAUM. As of March 31, 2025, we have $23.4 billion in AUM not yet paying fees, providing $289 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the first quarter of 2025, global equity and debt markets experienced volatility driven by elevated inflation, economic slowdown and ongoing developments regarding international trade and economic policies. We believe that our management-fee centric business model and base of Permanent Capital contribute to the resiliency of our earnings and the strength of our business growth, particularly during periods of market volatility. As global economic and geopolitical uncertainty continues to ramp up into the second quarter, we believe our business model will prove to be stable and defensive, as we demonstrated in prior periods of enhanced uncertainty such as the COVID-19 pandemic and the subsequent spike in global inflation. Likewise, we believe that our products are well-suited for this type of market environment and should demonstrate the benefits of income generation, inflation protection and structural downside protection through periods of dislocation.
Over the past twelve months, approximately 88% and 89% of our GAAP and FRE management fees, respectively, were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure on our asset base from redemptions. We raised $10.7 billion of capital during the first quarter of 2025, with $6.7 billion of equity capital raised, resulting in $48.6 billion of total capital raised during the last twelve months, with $29.4 billion of equity capital raised. Fundraising and capital deployment contributed to management fee growth of over 30% over the last twelve months, compared with the corresponding period. We ended the first quarter of 2025 with substantial available capital to deploy, reporting approximately $23.4 billion of AUM not yet paying fees.
During the first quarter of 2025, industry M&A and capital markets activity was muted relative to the second half of 2024 as investors adjusted to a new Presidential administration and as headlines around tariffs introduced incremental uncertainty into the markets. Broad loan market activity declined during the quarter as spreads widened and market volatility increased. This market environment drove a moderation of industry-wide new issuance and substantially lessened the pace of refinancings, which played a significant role in volumes in 2024. For Blue Owl, continued positive net deployment and ongoing capital raising were the primary drivers of higher Credit management fees and offset modest pressure to Part I Fees from the interest rate cuts in the fourth quarter of 2024.

The first quarter of 2025 was once again a very active quarter for direct lending deployment, with $12.8 billion of originations, bringing our last twelve month gross deployment to $55.8 billion and net funded deployment to $18.2 billion. Blue Owl played a significant role in new deals and add-ons while refinancings declined, leading to net deployment of $4.5 billion during the quarter, more than double net deployment in the fourth quarter of 2024. We were also active in deploying capital for our alternative credit strategy, where we have entered into forward flow agreements with two large consumer lending platforms, and across investment grade Credit for our insurance clients.
We continue to see attractive deployment opportunities for our GP Strategic Capital products, as capital needs across the private alternative asset management sector remain elevated, particularly in a more challenging fundraising and realization environment. In addition to our leading franchise in larger-cap GP stakes, we recently launched a strategy intended to finance mid-cap alternative asset managers, further expanding our suite of solutions. During the quarter, we raised incremental capital in our large-cap GP minority stakes strategy, primarily from the private wealth channel, and made the first investment out of the latest vintage of this strategy.
In Real Assets, we completed the IPI Acquisition on January 3, 2025, reflecting a significant step forward in Blue Owl’s presence in the digital infrastructure ecosystem. In combination with the scaled capabilities in our Net Lease and Real Estate Credit businesses, Blue Owl is able to provide an even wider range of cross-asset solutions, with offerings across investment grade, core, and opportunistic categories.
We continue to actively deploy capital in our net lease strategy across a number of scaled opportunities, with our latest fund now over 87% committed despite having just held a final close in the first quarter of 2024. Our pipeline of deployment opportunities remains robust, reflecting the very significant capital needs of corporations, and we continue to see strong demand from investors in these products.
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
As of March 31, 2025, assets under management related to us, our executives and other employees totaled approximately $5.3 billion (including $3.0 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide $289 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of March 31, 2025, totals may not sum due to rounding.
Permanency and Duration of Assets Under Management
Our capital base is heavily weighted toward Permanent Capital. We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenue streams. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer changes. For example, our Real Assets products have a higher concentration in what we refer to as “long-dated” funds, or funds in which the remaining contractual life is five years or more, may cause our percentage of management fees from Permanent Capital to decline.

Management Fees
Three Months Ended March 31, 2025

13%
6%
81%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(dollars in millions)	Credit	GP Strategic Capital	Real Assets	Total	Credit	GP Strategic Capital	Real Assets	Total
Beginning Balance	$135,710	$66,035	$49,374	$251,119	$84,632	$54,199	$26,856	$165,687
Acquisitions	—	—	14,206	14,206	—	—	—	—
New capital raised	3,970	558	2,153	6,681	3,030	662	1,049	4,741
Change in debt	1,353	—	1,405	2,758	3,897	—	127	4,024
Distributions	(2,666)	(202)	(477)	(3,345)	(1,249)	(86)	(198)	(1,533)
Change in value / other	872	577	401	1,850	979	1,018	(596)	1,401
Ending Balance	$139,239	$66,968	$67,062	$273,269	$91,289	$55,793	$27,238	$174,320
Credit. The increase in AUM for the three months ended March 31, 2025 was driven by the following:
•$2.9 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC and OTIC, $0.4 billion new capital raised in liquid credit, as well as additional fundraising in products from recent acquisitions.
•$1.4 billion of additional net debt commitments, primarily in direct lending as we continue to opportunistically manage leverage in our BDCs.
•$2.7 billion offsetting decrease in distributions, which primarily relates to distributions paid from our BDCs, alternative credit products and CLOs. Redemptions and repurchases from these products were not material.
•$0.9 billion of overall appreciation across the platform, primarily in direct lending.
GP Strategic Capital. The increase in AUM for the three months ended March 31, 2025 was driven by new capital raised of $0.6 billion, primarily in our sixth flagship minority equity stakes product and overall appreciation primarily in our GP minority stakes strategy of $0.6 billion.
Real Assets. The increase in AUM for the three months ended March 31, 2025 was driven by $14.2 billion of products added in connection with the IPI Acquisition, as well as new capital raised of $2.2 billion across various products, primarily Blue Owl Real Estate Net Lease Trust (“ORENT”), our real estate investment trust, and Blue Owl Digital Infrastructure Fund III (“ODI III”), our digital infrastructure drawdown product, and $1.4 billion of additional net debt commitments, primarily in Blue Owl Real Estate Fund VI (“OREF VI”).
Changes in FPAUM

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(dollars in millions)	Credit	GP Strategic Capital	Real Assets	Total	Credit	GP Strategic Capital	Real Assets	Total
Beginning Balance	$90,957	$37,337	$31,500	$159,794	$57,074	$31,075	$14,547	$102,696
Acquisitions	—	—	10,723	10,723	—	—	—	—
New capital raised / deployed	3,358	557	1,818	5,733	2,090	688	939	3,717
Distributions	(2,015)	(127)	(477)	(2,619)	(1,157)	—	(198)	(1,355)
Change in value / other	590	55	356	1,001	772	—	(393)	379
Ending Balance	$92,890	$37,822	$43,920	$174,632	$58,779	$31,763	$14,895	$105,437
Credit. The increase in FPAUM for the three months ended March 31, 2025 was driven by the following:
•$2.3 billion new capital raised in direct lending, primarily driven by continued private wealth fundraising in OCIC, OTIC, $0.4 billion new capital raised in alternative credit and $0.4 billion new capital raised in liquid credit.
•$2.0 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$0.6 billion of overall appreciation across the platform, primarily in direct lending.
GP Strategic Capital. The increase in FPAUM for the three months ended March 31, 2025 was driven by new capital raised of $0.6 billion, primarily in our sixth flagship minority equity stakes product.

Real Assets. The increase in FPAUM for the three months ended March 31, 2025 was driven by the $10.7 billion of products added in connection with the IPI Acquisition, as well as capital raised and deployed of $1.8 billion, primarily in ORENT and ODI III.
Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of Blue Owl’s performance. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. Multiple of invested capital (“MoIC”) and internal rate of return (“IRR”) data has not been presented for products that have been deploying capital for less than two years as such information is generally not meaningful (“NM”).
Credit

								MoIC			IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (6)	Invested Capital (7)	Realized Proceeds (8)	Unrealized Value (9)	Total Value	Gross (10)		Net (11)	Gross (12)	Net (13)
Direct Lending
Blue Owl Capital Corporation (1)(2)	2016	$16,375	$5,977	$5,977	$3,700	$5,953	$9,653	1.87x		1.61x	13.7%	9.8%
Blue Owl Capital Corporation III (1)(2)	2020	$5,056	$1,845	$1,842	$720	$1,839	$2,559	1.46x		1.39x	14.0%	11.9%
Blue Owl Credit Income Corp. (1)(3)	2020	$32,303	$15,448	$14,218	$2,223	$14,522	$16,745	NM		1.18x	NM	11.1%
Blue Owl Technology Finance Corp. (1)(4)	2018	$7,588	$3,392	$3,392	$1,047	$3,595	$4,642	1.49x		1.37x	12.1%	8.9%
Blue Owl Technology Finance Corp. II (1)(4)	2021	$8,665	$4,184	$2,880	$397	$2,971	$3,368	1.23x		1.17x	16.1%	11.5%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (5)	2021	$1,841	$1,849	$1,728	$296	$2,050	$2,346	1.38x	1.36	x	21.6%	16.4%
(1)Information presented in the AUM through IRR columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and not yet filing their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
(2)On January 13, 2025, OBDC completed its merger with OBDE, with OBDC as the surviving company. The information presented in the table above does not reflect the impact of the merger as it is presented on a quarter lag, see Note 1 for additional information.
(3)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OBDC II, OCIC and OTIC.
(4)On March 24, 2025, OTF completed its merger with OTF II, with OTF as the surviving company. The information presented in the table above does not reflect the impact of the merger as it is presented on a quarter lag, see Note 1 for additional information.
(5)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(6)Includes reinvested dividends and share repurchases, if applicable.
(7)Invested capital includes capital calls, reinvested dividends and periodic investor closes, as applicable.
(8)Realized proceeds represent the sum of all cash distributions to investors.
(9)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(10)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, but net of other expenses.
(11)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.
(12)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, but net of all other expenses.
(13)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$769	$1,284	$1,266	$807	$555	$1,362	1.22x	1.08x	3.5%	1.1%
Blue Owl GP Stakes II	2014	$2,925	$2,153	$1,963	$1,049	$2,139	$3,188	1.94x	1.62x	13.0%	8.8%
Blue Owl GP Stakes III	2015	$9,714	$5,318	$3,289	$4,127	$5,253	$9,380	3.54x	2.85x	29.0%	22.5%
Blue Owl GP Stakes IV	2018	$16,982	$9,041	$6,621	$5,719	$8,436	$14,155	2.62x	2.14x	57.2%	37.7%
Blue Owl GP Stakes V	2020	$14,355	$12,852	$6,808	$2,440	$5,662	$8,102	1.36x	1.19x	31.2%	15.4%
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
(5)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.
(6)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable.
(7)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.
(8)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.
Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV (1)	2017	$930	$1,250	$1,239	$1,477	$383	$1,860	1.66x	1.50x	20.5%	16.8%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,155	$3,805	$4,205	$1,741	$3,367	$5,108	1.25x	1.21x	8.9%	7.7%
Blue Owl Real Estate Fund V (1)	2020	$4,282	$2,500	$2,500	$969	$2,329	$3,298	1.41x	1.32x	17.9%	14.0%
Blue Owl Real Estate Net Lease Trust (2)	2022	$6,995	$5,040	$4,683	$236	$4,667	$4,903	NM	NM	NM	NM
Blue Owl Real Estate Fund VI (1)	2022	$10,143	$5,163	$2,115	$56	$2,040	$2,096	NM	NM	NM	NM
Digital Infrastructure
Blue Owl Digital Infrastructure Fund I(1)	2016	$2,094	$1,484	$1,719	$1,324	$1,828	$3,152	1.96x	1.83x	18.5%	13.9%
Blue Owl Digital Infrastructure Fund II(1)	2020	$5,438	$3,805	$3,494	$28	$5,100	$5,128	1.55x	1.47x	20.4%	14.0%
(1)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(2)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total return to be a useful measure of the overall investment performance for this product. Total net return was 8.0%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
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
(6)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.
(7)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable.
(8)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.

(9)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.

GAAP Results of Operations Analysis
As a result of the Prima Acquisition, KAM Acquisition, Atalaya Acquisition and IPI Acquisition, prior period amounts may not be comparable to current period amounts or expected future trends. Prima’s, KAM’s, Atalaya’s and IPI’s results of operations are included from June 6, 2024, July 1, 2024, September 30, 2024, and January 3, 2025, respectively.
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $132,556 and $120,161)	$604,186	$447,898	$156,288
Administrative, transaction and other fees	72,988	63,397	9,591
Performance revenues	6,312	2,045	4,267
Total Revenues, Net	683,486	513,340	170,146
Expenses
Compensation and benefits	325,940	224,791	101,149
Amortization of intangible assets	89,473	56,195	33,278
General, administrative and other expenses	190,779	76,748	114,031
Total Expenses	606,192	357,734	248,458
Other Loss
Net gains (losses) on investments	(7,700)	3,173	(10,873)
Interest and dividend income	11,230	4,755	6,475
Interest expense	(38,524)	(22,484)	(16,040)
Change in TRA liability	(4,276)	1,019	(5,295)
Change in warrant liability	—	(14,700)	14,700
Change in earnout liability	2,318	(585)	2,903
Total Other Loss	(36,952)	(28,822)	(8,130)
Income Before Income Taxes	40,342	126,784	(86,442)
Income tax expense	3,672	14,771	(11,099)
Consolidated Net Income	36,670	112,013	(75,343)
Net income attributable to noncontrolling interests	(29,240)	(86,922)	57,682
Net Income Attributable to Blue Owl Capital Inc.	$7,430	$25,091	$(17,661)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $83.6 million, including an increase in Part I Fees of $14.2 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products, as well as management fees from products relating to the Atalaya Acquisition of $21.2 million and the KAM Acquisition of $16.7 million.
•GP Strategic Capital increased $4.6 million, primarily driven by fundraising in our sixth flagship minority equity stakes product. There were no material catch-up fees in the first quarters of 2025 and 2024.
•Real Assets increased $68.1 million, attributable to continued fundraising and deployment of capital within new and existing Real Assets products, primarily OREF VI and ORENT, as well as management fees from products relating to the IPI Acquisition of $52.2 million, which includes $21.0 million of catch-up fees related to the IPI Acquisition, substantially all of which will be paid as contingent consideration to the sellers of the IPI business. Additionally, the KAM Acquisition drove an increase of $5.5 million and the Prima Acquisition drove an increase of $4.9 million, as such transactions closed in the third and second quarters of 2024, respectively.

Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$10.0 million increase in dealer manager revenues, due primarily to growth in the distribution of OCIC and ORENT.
•$6.3 million increase in administrative fees, driven by a higher level of reimbursable compensation expenses due to growth of our products and business overall.
•$8.7 million offsetting decrease in fee income earned for services provided to portfolio companies, reflecting a decrease in average fees on transactions.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$56.1 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$23.1 million primarily due to an increase in our other recurring annual equity grants driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$19.4 million increase related to acquisition-related compensation, primarily due to the Atalaya Earnouts related to the Atalaya Acquisition. See Note 3 to the financial statements in our Annual Report for additional information.
Amortization of Intangible Assets. Amortization of intangible assets increased $33.3 million primarily due to an increase of $34.2 million related to intangible assets acquired in the IPI Acquisition, KAM Acquisition, Atalaya Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$61.5 million increase related to the Services Agreement (as defined in Note 1 to our Financial Statements), which was entered into in January 2025. See Note 10 to our Financial Statements for additional details.
•$17.0 million increase in Transaction Expenses, primarily due to the IPI Acquisition, as well as the mergers of OTF II into OTF and OBDC III into OBDC. See Note 3 to our Financial Statements for additional details on our Transaction Expenses by acquisition.
•$10.0 million increase related to dealer manager expenses, due to growth in our products and business overall.
•$25.5 million increase in other operating expenses across various categories, driven by our continued growth.
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
Income Tax Expense
The decrease in income tax expense was due to lower pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income or loss due to the drivers discussed above. The Common Units represented an approximately 59% weighted average economic interest in the Blue Owl Operating Group for the three months ended March 31, 2025.

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
Fee-Related Earnings and Related Components
Fee-Related Earnings (“FRE”) is a supplemental non-GAAP measure of our core operating performance used to make operating decisions and assess our core operating results, focusing on whether our core revenue streams, primarily consisting of management fees, are sufficient to cover our core operating expenses. FRE performance revenues refers to the GAAP performance revenues that are measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments. Management also reviews the components that comprise Fee-Related Earnings (i.e., FRE revenues and FRE expenses) on the same basis used to calculate Fee-Related Earnings, and such components are also non-GAAP measures and have been identified with the prefix “FRE” in the tables and discussion below.
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings (“DE”); amortization of acquisition-related earnouts and transaction bonuses; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction Expenses are expenses incurred in connection with the Business Combination (as defined in Note 1 to our Financial Statements) and other acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions. FRE revenues also exclude the portion of IPI catch-up fees earned that relate to periods prior to the closing of the IPI Acquisition, as such amounts are payable as contingent consideration to the sellers. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, DE performance revenues and related compensation, interest and dividend income, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Blue Owl Operating Group Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results in assessing the amount of earnings available for distribution.
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

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
FRE revenues	$620,192	$486,548
FRE expenses	265,205	191,037
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,596)	(5,813)
Fee-Related Earnings	$345,391	$289,698
Distributable Earnings	$262,516	$240,099
Fee-Related Earnings and Distributable Earnings for the three months ended March 31, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.
FRE Revenues

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Credit Platform
Direct lending	$299,089	$258,076
Alternative credit	21,185	—
Investment grade credit	16,687	—
Liquid credit	7,480	6,799
Other	9,933	5,926
Management Fees, Net	354,374	270,801
Administrative, transaction and other fees	17,550	24,275
FRE performance revenues	850	175
FRE Revenues - Credit Platform	372,774	295,251

GP Strategic Capital Platform
GP minority stakes	148,443	139,786
GP debt financing	2,392	5,405
Professional sports minority stakes	643	1,232
Management Fees, Net	151,478	146,423
Administrative, transaction and other fees	2,009	1,618
FRE Revenues - GP Strategic Capital Platform	153,487	148,041

Real Assets Platform
Net lease	46,836	41,334
Real estate credit	10,381	—
Digital infrastructure	32,914	—
Management Fees, Net	90,131	41,334
Administrative, transaction and other fees	595	52
FRE performance revenues	3,205	1,870
FRE Revenues - Real Assets Platform	93,931	43,256
Total FRE Revenues	$620,192	$486,548

FRE Management Fees. The increase in FRE management fees was primarily driven by the following:
•Credit FRE management fees increased $83.6 million,including an increase in Part I Fees of $14.2 million, due to continued fundraising and deployment of capital primarily within new and existing Credit products, as well as management fees from products relating to the Atalaya Acquisition of $21.2 million and the KAM Acquisition of $16.7 million.
•GP Strategic Capital FRE management fees increased $5.1 million, primarily driven by fundraising in our sixth flagship minority equity stakes product. There were no material catch-up fees in the first quarters of 2025 and 2024.
•Real Assets FRE management fees increased $48.8 million, attributable to continued fundraising and deployment of capital within new and existing Real Assets products, primarily OREF VI and ORENT, as well as management fees from products relating to the IPI Acquisition of $32.9 million, the KAM Acquisition of $5.5 million and the Prima Acquisition of $4.9 million.
FRE Administrative, Transaction and Other Fees. The decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $8.7 million in fee income earned for services provided to portfolio companies, reflecting a decrease in average fees on transactions.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
FRE compensation and benefits	$187,922	$138,666
FRE general, administrative and other expenses	77,283	52,371
Total FRE Expenses	$265,205	$191,037
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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP Net Income Attributable to Class A Shares	$7,430	$25,091
Net income attributable to noncontrolling interests	29,240	86,922
Income tax expense	3,672	14,771
GAAP Income Before Income Taxes	40,342	126,784
Strategic Revenue-Share Purchase consideration amortization	11,116	10,660
DE performance revenues	(2,257)	—
DE performance revenues compensation	1,918	—
IPI Acquisition-related catch-up fees payable to sellers	(19,319)	—
Equity-based compensation - other	75,192	46,150
Equity-based compensation - acquisition-related	82,999	2,103
Equity-based compensation - Business Combination grants	11,485	17,460
Acquisition-related cash amortization	2,629	—
Capital-related compensation	1,201	913
Amortization of intangible assets	89,473	56,195
Transaction Expenses	25,186	8,222
Expense support	(1,930)	(1,798)
Net gains (losses) on investments	7,700	(3,173)
Change in TRA liability	4,276	(1,019)
Change in warrant liability	—	14,700
Change in earnout liability	(2,318)	585
Interest and dividend income	(11,230)	(4,755)
Interest expense	38,524	22,484
Fee-Related Earnings Before Noncontrolling Interests	354,987	295,511
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,596)	(5,813)
Fee-Related Earnings	345,391	289,698
DE performance revenues	2,257	—
DE performance revenues compensation	(1,918)	—
Interest and dividend income	11,230	4,755
Interest expense	(38,524)	(22,484)
Taxes and TRA payments	(55,920)	(31,870)
Distributable Earnings	$262,516	$240,099

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP Revenues	$683,486	$513,340
Strategic Revenue-Share Purchase consideration amortization	11,116	10,660
DE performance revenues	(2,257)	—
IPI Acquisition-related catch-up fees payable to sellers	(19,319)	—
Reimbursed expenses	(52,834)	(37,452)
FRE Revenues	$620,192	$486,548

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP Compensation and Benefits	$325,940	$224,791
DE performance revenues compensation	(1,918)	—
Equity-based compensation - other	(75,192)	(46,150)
Equity-based compensation - acquisition-related	(21,501)	(2,103)
Equity-based compensation - Business Combination grants	(11,485)	(17,460)
Acquisition-related cash amortization	(2,629)	—
Capital-related compensation	(1,201)	(913)
Reimbursed expenses	(24,092)	(19,499)
FRE Compensation and Benefits	$187,922	$138,666

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP General, Administrative and Other Expenses	$190,779	$76,748
Equity-based compensation - acquisition-related	(61,498)	—
Transaction Expenses	(25,186)	(8,222)
Expense support	1,930	1,798
Reimbursed expenses	(28,742)	(17,953)
FRE General, Administrative and Other Expenses	$77,283	$52,371

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Income Before Income Taxes	$40,342	$126,784
GAAP Revenues	$683,486	$513,340
GAAP Margin	6%	25%

Fee-Related Earnings Before Noncontrolling Interests	$354,987	$295,511
FRE Revenues	$620,192	$486,548
FRE Margin	57%	61%
Liquidity and Capital Resources
Overview
We rely on management fees as the primary source of our operating liquidity. From time to time we may rely on the use of our Revolving Credit Facility (as defined in Note 7 to our Financial Statements) between management fee collection dates, which generally occur on a quarterly basis. We may also rely on our Revolving Credit Facility for liquidity needed to fund acquisitions, which we may replace with longer-term financing, subject to market conditions.
We ended the first quarter of 2025 with $97.6 million of cash and cash equivalents and approximately $1.0 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
Over the short and long term, we may use cash and cash equivalents, issue additional debt or equity securities, or may seek other sources of liquidity to:
•Grow our existing investment management business;
•Expand into, or acquire, businesses that are complementary to our existing investment management business or other strategic growth initiatives;
•Pay operating expenses, including cash compensation to our employees;

•Repay debt obligations and interest thereon;
•Opportunistically repurchase Class A Shares on the open market, as well as pay withholding taxes on net settled, vested RSUs (as defined in Note 1 to our Financial Statements);
•Pay income taxes and amounts due under the TRA;
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units and Incentive Units at the Blue Owl Operating Group level; and/or
•Fund debt and equity investment commitments to existing or future products.
Debt Obligations
As of March 31, 2025, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $730.0 million outstanding under our Revolving Credit Facility as of March 31, 2025.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of March 31, 2025, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.6 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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
The actual increase in tax basis of the Blue Owl Operating Group assets resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount and timing of our taxable income will impact the payments to be made under the TRA. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Blue Owl Operating Group’s assets, payments required under the TRA would be reduced.
•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Blue Owl Operating Group’s assets resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On February 5, 2025, Blue Owl’s Board authorized the 2025 Program (as defined in Note 1 to our Financial Statements). Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three months ended March 31, 2025 and 2024, 2,230,158 RSUs with a fair value of $53.4 million and 969,149 RSUs with a fair value of $17.4 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts and the Wellfleet Earnouts (each defined in Note 3 in our Annual Report) are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements in our Annual Report.
The Prima Earnouts and Atalaya Earnouts (each defined in Note 3 in our Annual Report) are payable in Class A Shares or Common Units. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
Additionally, as of March 31, 2025, we have accrued an earnout liability related to the IPI Acquisition. This liability is contingent upon additional commitments to the Blue Owl Digital Infrastructure Fund III and is based on the size of these commitments. A portion of this liability pertains to the pro-rated catch-up management fees earned with each subsequent close. These fees are payable in cash and are expected to be paid to the sellers later in 2025, after we have collected the catch-up fees from the fund. The remaining earnout liability represents the estimated fair value of additional Common Units we anticipate issuing to the sellers. The value of these Common Units is driven by the size of commitments to the Blue Owl Digital Infrastructure Fund III and such Common Units are expected to be issued later in 2025, following the final closing of the fund. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the first quarter of 2025, we declared a dividend of $0.225 to holders of record as of the close of business on May 14, 2025, which will be paid on May 28, 2025. We set the target annual dividend for fiscal year 2025 at $0.90 per Class A Share (representing a fixed quarterly dividend of $0.225 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Blue Owl Holdings will make cash distributions (“Tax Distributions”) to its partners, including to Blue Owl GP, if we determine that the taxable income of Blue Owl Holdings will give rise to taxable income for its partners. Generally, Tax Distributions will be computed based on our estimate of the taxable income of Blue Owl Holdings allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, New York State and New York City income tax rates prescribed for an individual or corporate resident in New York City (taking into account certain assumptions set forth in the partnership agreement). Tax Distributions will be made only to the extent distributions from the Blue Owl Holdings for the relevant year were otherwise insufficient to cover the estimated assumed tax liabilities.
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
Cash Flows Analysis

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$17,586	$47,247	$(29,661)
Investing activities	(197,023)	(15,331)	(181,692)
Financing activities	124,966	19,683	105,283
Net Change in Cash and Cash Equivalents	$(54,471)	$51,599	$(106,070)
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to year-end bonuses, which are generally paid out during the first quarter of the year following the year in which the expense was incurred (e.g., 2024 year-end bonuses are paid out during the first quarter of 2025).

Net cash flows from operating activities decreased from the prior year period due to higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year, partially offset by higher management fees.
Included in the three months ended March 31, 2024 were the cash outflows of the portion of the Second Oak Street Earnout classified as contingent consideration in excess of the acquisition-date fair value that settled in January 2024; the amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the three months ended March 31, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Cash flows from investing activities for the three months ended March 31, 2024 were primarily related to purchases of investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage.
Financing Activities. Cash flows from financing activities for the three months ended March 31, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares.
Cash flows from financing activities for the three months ended March 31, 2024 were primarily related to borrowing and repayment activity under our Revolving Credit Facility,which borrowings were used to finance working capital needs and general capital purposes. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the three months ended March 31, 2024, was a portion of the cash outflows related to the Second Oak Street Earnout classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
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
Earnout Liability
The fair value of our earnout liability was determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair value of this liability may have a material impact on our results of operations in any given period, as any increase in this liability has a corresponding negative impact on our GAAP results of operations. See Note 4 to our Financial Statements for additional details.
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
Equity-based Compensation
The grant-date fair values of our RSU and Incentive Unit (each defined in Note 1 to our Financial Statements) grants, as well as the compensation-classified earnouts, are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability for grants subject to post-vesting transfer restrictions. The higher these discounts, the lower the compensation expense taken over time for these grants.
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
Variable Interest Entities
The determination of whether to consolidate a variable interest entity (“VIE”) under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our Financial Statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relatively insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended March 31, 2025, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

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
Interest Rate Risk
Our Notes bear interest at fixed rates. Borrowings under our Revolving Credit Facility bear interest at a variable rate based on SOFR (as defined in Note 7 to our Financial Statements) (or an alternative base rate at our option). An increase or decrease in interest rates by 100 basis points is not expected to have a material impact on our interest expense.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 3, 2025, pursuant to the IPI Acquisition, the Company issued 39,091,754 Common Units, calculated based on the daily volume weighted average price per share of the Company’s Class A Shares quoted on the NYSE for the 20 consecutive trading day period ended October 2, 2024, and an equal number of Class C Shares, representing an aggregate value of approximately $715.6 million, to the sellers as partial consideration for the IPI Acquisition.
The Common Units and Class C Shares were issued in a private placement pursuant to and in accordance with the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
The holders of the Common Units may, from time to time, exchange an equal number of Common Units and cancel an equal number of Class C Shares in exchange for an equal number of newly issued Class A Shares.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
See Exhibit Index on the following page.

Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Blue Owl Capital Inc.
3.2	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
10.1*†
Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP (solely for purposes of Section 7.18(b) thereto), each of the Partners (as defined therein) party thereto and the other parties from time to time party thereto

10.2*†
Second Amended and Restated Investor Rights Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto and the other parties from time to time party thereto

10.3*	Third Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP
10.4*+	Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan
10.5*
Third Amended and Restated Exchange Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital GP LLC and the Blue Owl Limited Partners (as defined therein) from time to time party thereto

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024 (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) the Notes to the Consolidated Financial Statements

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

Date: May 5, 2025	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$97,618	$152,089
Due from related parties	664,951	548,730
Investments (includes $349,241 and $369,294 at fair value and $191,816 and $213,684 of investments in the Company’s products, respectively)	466,136	486,945
Operating lease assets	341,804	325,090
Strategic Revenue-Share Purchase consideration, net	362,412	373,528
Deferred tax assets	1,261,280	1,245,123
Intangible assets, net	3,158,279	2,902,752
Goodwill	5,624,468	4,699,465
Other assets, net	309,230	258,748
Total Assets	$12,286,178	$10,992,470
Liabilities
Debt obligations, net	$3,190,203	$2,588,496
Accrued compensation	235,156	424,024
Operating lease liabilities	409,252	390,353
TRA liability (includes $97,228 and $108,257 at fair value, respectively)	1,442,973	1,412,300
Earnout liability, at fair value	306,206	168,441
Deferred tax liabilities	40,289	36,867
Accounts payable, accrued expenses and other liabilities	232,899	165,953
Total Liabilities	5,856,978	5,186,434
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 625,652,391 and 608,346,194 issued and outstanding, respectively	63	61
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 607,561,169 and 579,980,769 issued and outstanding, respectively	61	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 308,619,203 and 310,415,409 issued and outstanding, respectively	31	31
Additional paid-in capital	3,579,592	3,269,239
Accumulated deficit	(1,244,211)	(1,141,631)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,335,536	2,127,758
Stockholders’ equity attributable to noncontrolling interests	4,093,664	3,678,278
Total Stockholders’ Equity	6,429,200	5,806,036
Total Liabilities and Stockholders’ Equity	$12,286,178	$10,992,470
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2025	2024
Revenues
Management fees, net (includes Part I Fees of $132,556 and $120,161 respectively)	$604,186	$447,898
Administrative, transaction and other fees	72,988	63,397
Performance revenues	6,312	2,045
Total Revenues, Net	683,486	513,340
Expenses
Compensation and benefits	325,940	224,791
Amortization of intangible assets	89,473	56,195
General, administrative and other expenses	190,779	76,748
Total Expenses	606,192	357,734
Other Loss
Net gains (losses) on investments	(7,700)	3,173
Interest and dividend income	11,230	4,755
Interest expense	(38,524)	(22,484)
Change in TRA liability	(4,276)	1,019
Change in warrant liability	—	(14,700)
Change in earnout liability	2,318	(585)
Total Other Loss	(36,952)	(28,822)
Income Before Income Taxes	40,342	126,784
Income tax expense	3,672	14,771
Consolidated Net Income	36,670	112,013
Net income attributable to noncontrolling interests	(29,240)	(86,922)
Net Income Attributable to Blue Owl Capital Inc.	$7,430	$25,091

Earnings per Class A Share
Basic	$0.01	$0.05
Diluted	$0.00	$0.04
Weighted-Average Class A Shares
Basic(1)	625,854,106	488,435,221
Diluted	638,492,523	498,738,547

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2025	2024
Class A Shares Par Value
Beginning balance	$61	$46
Shares delivered on vested RSUs	—	1
Class C Shares and Common Units exchanged for Class A Shares	2	3
Ending Balance	$63	$50

Class C Shares Par Value
Beginning balance	$58	$63
Settlement of Oak Street Earnout Securities	—	1
Class C Shares and Common Units issued in connection with IPI Acquisition	4	—
Class C Shares and Common Units exchanged for Class A Shares	(1)	(3)
Ending Balance	$61	$61

Class D Shares Par Value
Beginning balance	$31	$32
Ending Balance	$31	$32

Additional Paid-in Capital
Beginning balance	$3,269,239	$2,410,982
Deferred taxes on capital transactions	19,011	158,788
TRA liability on capital transactions	(79,507)	(166,763)
Equity-based compensation	14,572	5,081
Withholding taxes on vested RSUs	(19,957)	(6,112)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	376,234	166,973
Ending Balance	$3,579,592	$2,568,949

Accumulated Deficit
Beginning balance	$(1,141,631)	$(882,884)
Cash dividends declared on Class A Shares	(110,010)	(65,195)
Comprehensive income	7,430	25,091
Ending Balance	$(1,244,211)	$(922,988)
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,335,536	$1,646,104

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2025	2024
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,678,278	$3,749,692
Equity-based compensation	131,681	63,374
Contributions	9,707	7,972
Distributions	(267,746)	(204,202)
Withholding taxes on vested RSUs	(33,433)	(11,323)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(376,234)	(166,973)
Common Units and Class C Shares issued in connection with IPI Acquisition	922,171	—
Comprehensive income	29,240	86,922
Ending Balance	$4,093,664	$3,525,462
Total Stockholders’ Equity	$6,429,200	$5,171,566

Cash Dividends Paid per Class A Share	$0.18	$0.14

Number of Class A Shares
Beginning balance	608,346,194	464,425,386
Shares delivered on vested RSUs	2,811,835	1,252,343
Class C Shares and Common Units exchanged for Class A Shares	12,698,156	34,128,398
Class D Shares and Common Units exchanged for Class A Shares	1,796,206	1,073,004
Ending Balance	625,652,391	500,879,131

Number of Class C Shares
Beginning balance	579,980,769	632,486,822
Common Units and Class C Shares issued in connection with IPI Acquisition	39,091,754	—
Class C Shares and Common Units exchanged for Class A Shares	(12,698,156)	(34,128,398)
Shares delivered on vested Common Units	1,186,802	513,267
Settlement of Oak Street Earnout Units	—	13,037,165
Ending Balance	607,561,169	611,908,856

Number of Class D Shares
Beginning balance	310,415,409	317,089,623
Class D Shares and Common Units exchanged for Class A Shares	(1,796,206)	(1,073,004)
Ending Balance	308,619,203	316,016,619
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Consolidated net income	$36,670	$112,013
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	89,473	56,195
Equity-based compensation	169,676	65,713
Depreciation and amortization of fixed assets	5,557	2,809
Amortization of debt discounts and deferred financing costs	1,932	1,326
Non-cash interest and dividend income	(8,573)	—
Non-cash lease expense	2,268	19,861
Payment of earnout liability in excess of acquisition-date fair value	—	(13,137)
Net (gains) losses on investments, net of dividends on equity-method investments	8,358	(818)
Change in TRA liability	4,276	(1,019)
Change in warrant liability	—	14,700
Change in earnout liability	(2,318)	585
Deferred income taxes	1,898	9,130
Changes in operating assets and liabilities:
Due from related parties	(73,943)	(16,815)
Strategic Revenue-Share Purchase consideration	11,116	10,660
Other assets, net	(35,665)	(634)
Accrued compensation	(212,518)	(210,786)
Accounts payable, accrued expenses and other liabilities	19,379	(2,536)
Net Cash Provided by Operating Activities	17,586	47,247

Cash Flows from Investing Activities
Purchases of fixed assets	(13,340)	(6,141)
Purchases of investments	(22,205)	(12,940)
Proceeds from investment sales and maturities	43,229	3,750
Cash consideration paid for acquisitions, net of cash acquired	(204,707)	—
Net Cash Used in Investing Activities	(197,023)	(15,331)

Cash Flows from Financing Activities
Proceeds from debt obligations	959,997	720,000
Debt issuance costs	(12)	66
Repayments of debt obligations	(360,000)	(330,000)
Payment of earnout liability, up to acquisition-date fair value	—	(69,738)
Payments under the TRA	(53,110)	(28,166)
Withholding taxes on vested RSUs	(53,390)	(17,435)
Dividends paid on Class A Shares	(110,010)	(65,195)
Contributions from noncontrolling interests	9,237	14,535
Distributions to noncontrolling interests	(267,746)	(204,384)
Net Cash Provided by Financing Activities	124,966	19,683
Net Increase (Decrease) in Cash and Cash Equivalents	(54,471)	51,599
Cash and cash equivalents, beginning of period	152,089	104,160
Cash and Cash Equivalents, End of Period	$97,618	$155,759
Supplemental Information
Cash paid for interest	$13,294	$11,018
Cash paid for income taxes	$5,207	$5,077
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

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
The Company operates through one operating and reportable segment that provides asset management services to clients. The Company’s, and therefore the single segment’s, primary sources of revenues are management fees, which are generally based on the amount of the Company’s fee-paying assets under management. The Company generates substantially all of its revenues in the United States. The Company’s Chief Operating Decision Makers (“CODMs”) are its Co-CEOs. The Company concluded that it has a single operating segment, as this reflects how the CODMs allocate resources and assess performance under the Company’s “one-firm approach,” which includes operating collaboratively across product lines, with a single expense pool.
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Holdings,” and collectively with its consolidated subsidiaries, the “Blue Owl Operating Group”). The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC and certain other directly or indirectly wholly owned subsidiaries of the Registrant (collectively, “Blue Owl GP”).
On April 1, 2025, the Company completed the previously announced “Internal Reorganization,” pursuant to which, among other things, Blue Owl Capital Carry LP (“Blue Owl Carry”) became a wholly owned subsidiary of Blue Owl Holdings. Prior to the Internal Reorganization, Blue Owl Holdings and Blue Owl Carry were referred to, collectively, as the “Blue Owl Operating Partnerships.” Following the Internal Reorganization, each unitholder of the Blue Owl Operating Partnerships who previously held an equal number of units in each of Blue Owl Holdings and Blue Owl Carry instead holds a single class of units in Blue Owl Holdings.
Business Combination and Acquisitions
On May 19, 2021, the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as was amended, modified, supplemented or waived from time to time) (the “Business Combination”), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (“Neuberger”), which included the acquisition of the Dyal Capital Partners business from Neuberger (the “Dyal Acquisition”).
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
On September 30, 2024, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from Atalaya Capital Management LP (“Atalaya”) and Atalaya’s other investment advisor affiliates and subsidiaries (the “Atalaya Acquisition”).
On January 3, 2025, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from digital infrastructure fund manager IPI Partners, LLC (the “IPI Acquisition”), a joint venture between an affiliate of ICONIQ Capital, LLC (“ICONIQ”) and an affiliate of Iron Point Partners. The IPI Acquisition collectively with the acquisitions listed above are referred to as the “Acquisitions.”
In addition, in connection with the IPI Acquisition, the Company entered into a services agreement with ICONIQ (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to the Company or its subsidiaries. See Note 10 for additional information regarding the Services Agreement.
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of March 31, 2025:

March 31, 2025
Class A Shares	625,652,391
Class C Shares	607,561,169
Class D Shares	308,619,203
RSUs	30,193,865
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2025, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2025, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of March 31, 2025, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	March 31, 2025
GP Units	625,652,391
Common Units	916,180,372
Incentive Units	29,286,006
GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization). The GP Units represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units also include Common Units (as defined below) acquired and held directly or indirectly by the Registrant due to the Acquisitions, as well as Common Units exchanged for Class A Shares.
Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization). Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if held by a non-Principal) or Class B Shares (if held by a Principal). Common Unit exchanges may be settled in cash at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be cancelled. Common Unitholders are entitled to distributions in the same amount per unit as declared on GP Units.
Incentive Units—Incentive Units are Class P limited partner interests in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization) granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, holders of Incentive Units (“Incentive Unitholders”) are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units, unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
Share Repurchases and RSUs Withheld for Tax Withholding
On February 5, 2025, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “2025 Program”). Under the 2025 Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. There were no repurchases made under the 2025 Program or any prior repurchase programs during the three months ended March 31, 2025 and 2024.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The following table presents RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended March 31,
	2025	2024
Number of RSUs withheld to satisfy tax withholding obligations	2,230,158	969,149
Acquisitions-Related Earnouts
In connection with certain Acquisitions, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 for information regarding earnout arrangements related to the IPI Acquisition. See Note 1 and Note 3 to the financial statements included in the Company’s Annual Report (as defined below) for additional information regarding earnout arrangements for certain other acquisitions.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. The Company’s comprehensive income is comprised solely of consolidated net income (i.e., the Company has no other comprehensive income). These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K (the “Annual Report”).
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
March 31, 2025
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

		The Company plans to adopt the ASU beginning with the Form 10-K for the fiscal year ending December 31, 2025.	The guidance will result in enhanced disclosures that will improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction.
ASU 2024-03 & ASU 2025-01 —Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses	The ASU requires additional disclosures of the nature of expenses included in the income statement. The guidance requires footnote disclosures in a tabular format, disaggregating certain costs and expenses that includes any of the following expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation.	All public business entities are required to adopt the ASU prospectively for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.

		The Company plans to adopt the ASU beginning with the Form 10-K for the fiscal year ending December 31, 2027.	The guidance is expected to have minimal impact on the Company’s Consolidated Financial Statements presentation and disclosure because the relevant expenses are disaggregated in the Consolidated Statements of Operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
IPI Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the IPI Acquisition:

(dollars in thousands)
Consideration
Equity consideration(1)	$922,174
Cash consideration(2)	243,434
Earnout liability	140,083
Total Consideration	$1,305,691

Net Identifiable Assets Acquired and Goodwill
Assets acquired:
Cash and cash equivalents	$1,107
Due from related parties	40,550
Intangible assets:
Investment management agreements	240,000
Investor relationships	105,000
Total intangible assets	345,000
Other assets, net	1,448
Total assets acquired	388,105
Liabilities assumed:
Accrued compensation	227
Operating lease liabilities	982
Accounts payable, accrued expenses and other liabilities	5,040
Total liabilities assumed	6,249
Net Identifiable Assets Acquired	$381,856
Goodwill(3)	$923,835

(1)Represents Common Units issued to sellers.
(2)Includes $39.9 million of cash consideration payable in the second or third quarter of 2025.
(3)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $199.4 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements and investor relationships had a weighted-average amortization period of 5.5 years and 11.3 years, respectively, from the date of acquisition.
IPI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, January 3, 2025. For the three months ended March 31, 2025, the Company’s consolidated results included $52.2 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the IPI Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $13.6 million and $8.6 million of acquisition-related costs for the three months ended March 31, 2025, and year ended December 31, 2024, respectively, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
IPI Earnouts
The earnout liability accrued in connection with the IPI Acquisition is contingent upon additional commitments to the Blue Owl Digital Infrastructure Fund III and is based on the size of these commitments. A portion of this liability pertains to the pro-rated catch-up management fees earned with each subsequent close. These fees are payable in cash and are expected to be paid to the sellers later in 2025, after the Company has collected the catch-up fees from the fund. The remaining earnout liability represents the estimated fair value of additional Common Units the Company anticipates issuing to the sellers (the “IPI Subsequent Payment”). The value of these Common Units is driven by the size of commitments to the Blue Owl Digital Infrastructure Fund III and a portion of such Common Units were issued in April 2025, and the remaining units are expected to be issued later in 2025, following the final closing of the fund.
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	March 31, 2025	December 31, 2024	Remaining Weighted-Average Amortization Period as of March 31, 2025
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,265,420	11.5 years
Investor relationships	575,300	470,300	8.3 years
Total intangible assets, gross	4,080,720	3,735,720

Accumulated amortization:
Investment management agreements	(761,491)	(685,765)
Investor relationships	(160,950)	(147,203)
Total accumulated amortization	(922,441)	(832,968)
Total Intangible Assets, Net	$3,158,279	$2,902,752
The following table presents expected future amortization of finite-lived intangible assets as of March 31, 2025:

(dollars in thousands)
Period	Amortization
April 1, 2025 to December 31, 2025	$269,923
2026	345,246
2027	325,368
2028	319,543
2029	313,195
Thereafter	1,585,004
Total	$3,158,279
Pro Forma Financial Information
Unaudited pro forma revenues were $683.5 million and $580.4 million for the three months ended March 31, 2025 and 2024, respectively. Unaudited pro forma net income attributable to Class A stockholders was $7.4 million and $23.2 million for the three months ended March 31, 2025 and 2024, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and the IPI Acquisition as though the acquisition was consummated on January 1, 2024, and as though the Atalaya, KAM and Prima Acquisitions were consummated on January 1, 2023.
These pro forma amounts assume a consistent ownership structure, annual effective tax rates and amortization of the fair value of acquired assets as of each respective acquisition date. The pro forma information does not reflect the potential benefits of

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual revenues and net income would have been had the businesses actually been combined as of the dates above.
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	March 31, 2025	December 31, 2024
Preferred equity investment, at fair value	$268,263	$267,169
Equity investments in the Company’s products, at fair value	73,276	96,956
Equity investments in the Company’s products, equity method	62,252	63,465
Loans and deferred purchase price receivable, at amortized cost (includes $48,586 and $48,094 of investments in the Company’s products, respectively)	54,643	54,186
Investments in the Company’s CLOs, at fair value	7,702	5,169
Total	$466,136	$486,945
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$268,263	$268,263
Equity investments in the Company’s products	—	73,276	—	73,276
CLOs	—	—	7,702	7,702
Total Assets, at Fair Value	$—	$73,276	$275,965	$349,241

Liabilities, at Fair Value
TRA liability	$—	$—	$97,228	$97,228
Earnout liability	—	526	305,680	306,206
Total Liabilities, at Fair Value	$—	$526	$402,908	$403,434

	December 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$267,169	$267,169
Equity investments in the Company’s products	—	96,956	—	96,956
CLOs	—	—	5,169	5,169
Total Assets, at Fair Value	$—	$96,956	$272,338	$369,294

Liabilities, at Fair Value
TRA liability	$—	$—	$108,257	$108,257
Earnout liability	—	529	167,912	168,441
Total Liabilities, at Fair Value	$—	$529	$276,169	$276,698

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$267,169	$5,169	$272,338
Purchases(1)	8,081	3,986	12,067
Net losses	(6,987)	(1,453)	(8,440)
Ending Balance	$268,263	$7,702	$275,965
Change in net unrealized losses on assets still recognized at the reporting date	$(6,987)	$(1,453)	$(8,440)

(1)Preferred equity purchases includes $8.1 million of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Three Months Ended March 31, 2024	Level III Assets
(dollars in thousands)	CLOs	Total
Beginning balance	$2,521	$2,521
Net losses	(144)	(144)
Ending Balance	$2,377	$2,377
Change in net unrealized losses on assets still recognized at the reporting date	$(144)	$(144)

Three Months Ended March 31, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	—	(14,556)
Net (gains) losses	3,527	(2,315)	1,212
Ending Balance	$97,228	$305,680	$402,908
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$3,527	$(2,315)	$1,212

Three Months Ended March 31, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Settlements	(8,551)	—	(82,875)	(91,426)
Net (gains) losses	(536)	14,700	402	14,566
Ending Balance	$107,311	$37,300	$9,646	$154,257
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$(536)	$14,700	$402	$14,566

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Earnout Liability
As of March 31, 2025, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts, Prima Earnouts, KAM Earnouts and Atalaya Earnouts, as well as the contingent consideration payable for the IPI Acquisition. As of December 31, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts, Prima Earnouts, KAM Earnouts and Atalaya Earnouts.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2025:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$268,263	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	7,702	Discounted cash flow	Yield	10%	-	15%	11%	Decrease
Total Assets, at Fair Value	$275,965

Liabilities
TRA liability	$97,228	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability:
	180,364	Monte Carlo Simulation	Volatility	21%	-	37%	24%	Increase
	125,316	Discounted cash flow	Discount Rate	0%	-	6%	0%	Decrease
	305,680

Total Liabilities, at Fair Value	$402,908

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Fair Value of Other Financial Instruments
As of March 31, 2025, the fair value of the Company’s debt obligations was approximately $3.1 billion compared to a carrying value of $3.2 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2024, the fair value of the Company’s debt obligations was approximately $2.5 billion, compared to a carrying value of $2.6 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of March 31, 2025 and December 31, 2024, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $541.2 million and $535.7 million, respectively, compared to a carrying value of $1.3 billion as of each date, and such fair value measurements are categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of March 31, 2025 and December 31, 2024, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost	$10,746	$10,759
Short term lease cost	699	37
Net Lease Cost	$11,445	$10,796

(dollars in thousands)	Three Months Ended March 31,
Supplemental Lease Cash Flow Information	2025	2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$9,177	$(9,065)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,086	$5,495
(1)The amount presented above for the three months ended March 31, 2024, includes $14.7 million of tenant improvement allowances received from the lessor.

Lease Term and Discount Rate	March 31 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	12.8 years	13.1 years

Weighted-average discount rate:
Operating leases	5.6%	5.6%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
April 1, 2025 to December 31, 2025	$24,048
2026	49,435
2027	48,138
2028	48,151
2029	44,597
Thereafter	377,571
Total Lease Payments	591,940
Imputed interest	(182,688)
Total Lease Liabilities	$409,252

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $245.1 million related to leases that have not commenced that were entered into as of March 31, 2025. Such lease payments are not included in the table above or the Company’s consolidated statements of financial condition as operating lease assets and operating lease liabilities. These operating lease payments are anticipated to commence in the second quarter of 2025 and continue for approximately 15 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
6. OTHER ASSETS, NET

(dollars in thousands)	March 31, 2025	December 31, 2024
Fixed assets, net:
Leasehold improvements	$190,468	$178,398
Furniture and fixtures	36,795	31,553
Computer hardware and software	11,582	9,386
Accumulated depreciation and amortization	(37,145)	(31,588)
Fixed assets, net	201,700	187,749
Receivables	27,844	26,634
Prepaid expenses	29,136	17,768
Unamortized debt issuance costs on revolving credit facilities	9,150	9,678
Other assets	41,400	16,919
Total	$309,230	$258,748
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	March 31, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,882
2031 Notes	6/10/2031	700,000	700,000	—	689,522
2032 Notes	2/15/2032	400,000	400,000	—	393,581
2034 Notes	4/18/2034	1,000,000	1,000,000	—	979,798
2051 Notes	10/7/2051	350,000	350,000	—	338,420
Revolving Credit Facility	7/23/2029	1,725,000	730,000	984,621	730,000
Total		$4,234,800	$3,239,800	$984,621	$3,190,203

	December 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,495
2031 Notes	6/10/2031	700,000	700,000	—	689,097
2032 Notes	2/15/2032	400,000	400,000	—	393,346
2034 Notes	4/18/2034	1,000,000	1,000,000		979,247
2051 Notes	10/7/2051	350,000	350,000	—	338,311
Revolving Credit Facility	7/23/2029	1,725,000	130,000	1,585,621	130,000
Total		$4,234,800	$2,639,800	$1,585,621	$2,588,496

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”), with a borrowing capacity of $1.7 billion that matures on July 23, 2029. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of March 31, 2025 and December 31, 2024 were 5.67% and 5.72%, respectively.
For a description of terms of the other debt obligations presented in the tables above, see Note 7 to the financial statements in the Company’s Annual Report.
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
During the three months ended March 31, 2025, the Company made TRA payments of $53.1 million (including $4.7 million to related parties). The table below presents management’s estimate as of March 31, 2025, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
April 1, 2025 to December 31, 2025	$—
2026	67,162
2027	81,738
2028	109,019
2029	118,251
Thereafter	1,183,802
Total Payments	1,559,972
Less adjustment to fair value for contingent consideration	(116,999)
Total TRA Liability	$1,442,973

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Unfunded Product Commitments
As of March 31, 2025, the Company had unfunded investment commitments to its products of $33.8 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of March 31, 2025, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Credit Platform
Direct lending	$299,089	$258,076
Alternative credit	21,185	—
Investment grade credit	16,687	—
Liquid credit	7,480	6,799
Other	9,933	5,926
Management Fees, Net	354,374	270,801
Administrative, transaction and other fees	51,610	47,421
Performance revenues	2,956	175
Total GAAP Revenues - Credit Platform	408,940	318,397

GP Strategic Capital Platform
GP minority stakes	148,443	139,786
GP debt financing	2,392	5,405
Professional sports minority stakes	643	1,232
Strategic Revenue-Share Purchase consideration amortization	(11,116)	(10,660)
Management Fees, Net	140,362	135,763
Administrative, transaction and other fees	10,872	10,800
Total GAAP Revenues - GP Strategic Capital Platform	151,234	146,563

Real Assets Platform
Net lease	46,836	41,334
Real estate credit	10,381	—
Digital infrastructure	52,233	—
Management Fees, Net	109,450	41,334
Administrative, transaction and other fees	10,506	5,176
Performance revenues	3,356	1,870
Total GAAP Revenues - Real Assets Platform	123,312	48,380
Total GAAP Revenues	$683,486	$513,340
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Management Fees Receivable
Beginning balance	$356,413	$243,203
Ending balance	$451,389	$270,139

Administrative, Transaction and Other Fees Receivable
Beginning balance	$67,920	$42,059
Ending balance	$66,434	$41,805

Performance Revenues Receivable
Beginning balance	$1,672	$2,975
Ending balance	$2,323	$1,184

Unearned Management Fees
Beginning balance	$7,613	$9,398
Ending balance	$6,918	$7,610
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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Beginning Balance	$373,528	$417,081
Amortization	(11,116)	(10,660)
Ending Balance	$362,412	$406,421
10. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Plan”). Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant.
As of March 31, 2025, the total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Omnibus Plan was 175,834,537, of which 76,473,381 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan. The 2021 Omnibus Plan features an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares subject to the 2021 Omnibus Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number of Class A Shares equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Blue Owl Operating Group Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of shares that were available for the issuance of future awards under the 2021 Omnibus Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase the number of shares covered by the 2021 Omnibus Plan by a lesser amount on any such date.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The table below presents information regarding equity-based compensation expense.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Business Combination grants	$11,485	$17,460
Acquisition related	82,999	2,103
Other	75,192	46,150
Equity-Based Compensation Expense	$169,676	$65,713
Corresponding tax benefit	$2,278	$825

Fair value of RSUs settled in Class A Shares	$67,315	$22,580
Fair value of RSUs withheld to satisfy tax withholding obligations	$53,390	$17,435
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $463.1 million as of March 31, 2025.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within acquisition related in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of March 31, 2025, unamortized expense related to the Services Agreement was $721.1 million, with a remaining amortization period of three years.
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
The Registrant is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Blue Owl Operating Group. Further, the Registrant’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and its underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Blue Owl Operating Group and its underlying assets and liabilities are based on estimates of the Company’s tax returns, which are subject to finalization. Blue Owl Holdings is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City unincorporated business tax (“UBT”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The Company had an effective tax rate of 9.1% for the three months ended March 31, 2025 and 11.7% for the three months ended March 31, 2024. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2025, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2020.
In connection with and subsequent to the Business Combination, the Company recorded additional paid-in capital adjustments related to deferred tax assets and liabilities, as well as related impacts to the TRA liability, on capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in Blue Owl Holdings, as well as portions related to the TRA liability that may eventually lead to additional tax basis in the Blue Owl Operating Partnerships upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s consolidated statements of changes in stockholders’ equity for these amounts.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
12. EARNINGS PER SHARE
The table below presents the treatment for basic and diluted earnings per share for the Registrant’s outstanding instruments, as well as the treatment for diluted earnings per share for the Blue Owl Operating Group’s outstanding instruments. Instruments that could potentially dilute the earnings are included in the calculation only if they would have a dilutive effect.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Included	Included
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Prima Earnouts - portion payable in Class A Shares(3)	Contingently issuable shares	Contingently issuable shares
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	n/a	If-converted method
Unvested Incentive Units(4)	n/a	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(5)	n/a	Contingently issuable share - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Prima Earnouts - portion payable in Common Units(3)	n/a	Contingently issuable shares - If-converted method
Compensation-classified Atalaya Earnouts(6)	n/a	Contingently issuable share - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Contingent consideration-classified Atalaya Earnouts(6)	n/a	Contingently issuable shares - If-converted method
Services Agreement-related Incentive Units(7)	n/a	Contingently issuable share - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
IPI Subsequent Payment(8)	n/a	Contingently issuable shares - If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,431,589 and 12,098,617 for the three months ended March 31, 2025 and 2024, respectively.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income attributable to Blue Owl Capital Inc. for the period.
(3)As of March 31, 2025, the Prima Triggering Event with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the three months ended March 31, 2025. Had March 31, 2025, also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2025.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
(5)The Second Oak Street Earnouts were settled as common units during the three months ended March 31, 2024.
(6)As of March 31, 2025, the Atalaya Triggering Event with respect to the Atalaya Earnouts had not occurred. Had March 31, 2025, been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended March 31, 2025.
(7)As of March 31, 2025, the contingencies related to the Services Agreement payments have not yet been resolved. Had March 31, 2025, also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2025.
(8)As of March 31, 2025, the contingencies related to the IPI Subsequent Payment have not been fully resolved. Had March 31, 2025, also been the end of the contingency period, a portion related to the IPI Subsequent Payment would have been payable, and therefore such portion of the Common Units issuable under the IPI Subsequent Payment has been included in the calculation of diluted earnings per share for the three months ended March 31, 2025.

Three Months Ended March 31, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$7,430	625,854,106	$0.01
Effect of dilutive securities:
Unvested RSUs	—	9,651,868		—
Vested Common Units	—	—		924,730,180
Vested Incentive Units	—	—		8,529,261
Unvested Incentive Units	—	—		20,926,375
IPI Subsequent Payment	(5,696)	2,986,549		—
Diluted	$1,734	638,492,523	$0.00

Three Months Ended March 31, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$25,091	488,435,221	$0.05
Effect of dilutive securities:
Unvested RSUs	—	8,685,416		—
Warrants	(5,153)	1,617,910		—
Vested Common Units	—	—		951,592,871
Vested Incentive Units	—	—		8,636,283
Unvested Incentive Units	—	—		25,282,958
Diluted	$19,938	498,738,547	$0.04
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

(dollars in thousands)	March 31, 2025	December 31, 2024
Management fees	$449,694	$349,704
Performance revenues	2,323	1,672
Administrative fees	66,434	67,920
Other expenses paid on behalf of the Company’s products and other related parties	146,500	129,434
Due from Related Parties	$664,951	$548,730
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $30.4 million and $24.0 million for the three months ended March 31, 2025 and 2024, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $26.8 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $(1.9) million and $(1.8) million for the three months ended March 31, 2025 and 2024, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company to the extent that such reimbursement is eligible under such product’s agreements and in accordance with applicable policies and procedures. The Company does not bear any operating, personnel or maintenance costs associated with these aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024. As of June 30, 2024, this promissory note was fully repaid. The promissory note bore interest at a rate of SOFR plus 1.55%, subject to change based on credit rating and leverage ratio. As of March 31, 2024, $200.0 million was outstanding under this promissory note and the Company recorded $3.6 million of interest income for the three months ended March 31, 2024. Interest was payable monthly in arrears and settled in cash or equity in the related product.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of March 31, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million of interest income for the three months ended March 31, 2025. As of March 31, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million of interest income for the three months ended March 31, 2024.
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025, and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and will recognize the discount as interest income over the two-year deferred payment period. As a result of the sale and discount on the receivable, the Company recognized a loss of $4.9 million for the year ended December 31, 2024. As of March 31, 2025, $41.1 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million of interest income for the three months ended March 31, 2025.
14. SUBSEQUENT EVENTS
Dividend
On May 1, 2025, the Company announced a cash dividend of $0.225 per Class A Share. The dividend is payable on May 28, 2025, to holders of record as of the close of business on May 14, 2025.