Form 10-Q
period 2025-06-30
BLUE OWL CAPITAL INC.
filed 2025-08-01
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2025
Class A common stock, par value $0.0001	651,092,446
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	590,392,111
Class D common stock, par value $0.0001	308,019,203

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

Annual Report	Refers to our annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K on February 21, 2025.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended: Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (NYSE: OTF) (“OTF”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”), until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”) and, until March 24, 2025, Blue Owl Technology Finance Corp. II (“OTF II”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in Blue Owl Holdings, as well as Blue Owl Carry prior to the Internal Reorganization.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Prior to the Internal Reorganization, referred collectively to Blue Owl Holdings and Blue Owl Carry and their consolidated subsidiaries. Following the Internal Reorganization, refers to Blue Owl Holdings and its consolidated subsidiaries and any future entity designated by our board of directors (the “Board”) in its sole discretion as a Blue Owl Operating Partnership.

Blue Owl Operating Group Units	Prior to the Internal Reorganization, referred collectively to a unit in each of Blue Owl Holdings and Blue Owl Carry. Following the Internal Reorganization, refers to a unit in the Blue Owl Operating Group.

Blue Owl Operating Partnerships	Prior to the Internal Reorganization, referred collectively to Blue Owl Holdings and Blue Owl Carry. Following the Internal Reorganization, refers to Blue Owl Holdings, unless context indicates otherwise.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes (i) our direct lending strategy, which offers private credit solutions to primarily upper-middle-market companies through differentiated access points; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (iv) liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees and/or FRE performance revenues are earned. For our BDCs, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees thereon. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For Real Assets, FPAUM is generally equal to capital commitments, the cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products FPAUM is based on NAV, market value or statutory book value. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

Internal Reorganization	Refers to the internal reorganization that occurred on April 1, 2025, pursuant to which, among other things, Blue Owl Carry became a wholly owned subsidiary of Blue Owl Holdings.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our BDCs, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REIT”).

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Managers	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Prima Acquisition	Refers to the acquisition of Prima Capital Advisors Holdings LLC (“Prima”), a real estate lender focused primarily on investing in commercial mortgage-backed securities, that was completed on June 6, 2024.

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
Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income Attributable to Blue Owl Capital Inc.	$17,426	$33,945	$24,856	$59,036

Fee-Related Earnings(1)	$358,343	$296,475	$703,734	$586,173

Distributable Earnings(1)	$323,014	$272,965	$585,530	$513,064
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $284.1 billion FPAUM: $177.5 billion

Credit AUM: $145.5 billion FPAUM: $93.7 billion	Real Assets AUM: $71.5 billion FPAUM: $45.4 billion	GP Strategic Capital AUM: $67.1 billion FPAUM: $38.4 billion

Direct Lending AUM: $107.7 billion FPAUM: $61.4 billion	Net Lease AUM: $40.0 billion FPAUM: $19.2 billion	GP Minority Stakes AUM: $63.4 billion FPAUM: $36.7 billion
Alternative Credit AUM: $10.9 billion FPAUM: $5.9 billion	Real Estate Credit AUM: $15.8 billion FPAUM: $14.5 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.4 billion
Investment Grade Credit AUM: $17.0 billion FPAUM: $17.1 billion	Digital Infrastructure AUM: $15.6 billion FPAUM: $11.6 billion	Professional Sports Minority Stakes AUM: $1.0 billion FPAUM: $0.4 billion
Liquid Credit AUM: $6.9 billion FPAUM: $6.9 billion
Other AUM: $3.0 billion FPAUM: $2.5 billion

All amounts shown as of June 30, 2025, totals may not sum due to rounding.

As of June 30, 2025, our AUM was $284.1 billion, which included $177.5 billion of FPAUM. As of June 30, 2025, we had $28.6 billion in AUM not yet paying fees, providing $379 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the second quarter of 2025, global equity and debt markets experienced significant volatility driven by the announcement of tariffs, which impacted investor expectations regarding economic growth and multi-national trade dynamics. Our management-fee-centric business model and base of Permanent Capital supported the continued resiliency of our earnings and the strength of our business growth, much as we demonstrated in prior periods of enhanced uncertainty such as the COVID-19 pandemic and the subsequent spike in global inflation. We believe that our products are well-suited for this type of market environment and should demonstrate the benefits of income generation, inflation protection and structural downside protection through periods of dislocation.
Over the past twelve months, approximately 86% and 87% of our GAAP and FRE management fees, respectively, were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure on our asset base from redemptions. We had a record fundraising quarter, bringing in $13.9 billion of new capital commitments during the second quarter of 2025, resulting in $54.6 billion of total capital raised during the last twelve months. Fundraising, capital deployment, and acquisitions contributed to management fee growth of over 30% over the last twelve months, compared with the prior corresponding period. We ended the second quarter of 2025 with substantial available capital to deploy, reporting approximately $28.6 billion of AUM not yet paying fees.
During the second quarter of 2025, industry M&A and capital markets activity remained relatively lackluster, further shining a spotlight on the importance of scale and incumbency in generating deployment opportunities during more challenged market landscapes. While the market volatility in April and subsequent pause of capital markets did not extend into the back half of the second quarter, we believe it pushed out further the return of significant M&A activity, extending pipelines across the industry.
Despite these dynamics, the second quarter of 2025 was moderately active for direct lending deployment, with $9.7 billion of originations, bringing our last twelve month gross deployment to $46.9 billion and net funded deployment to $13.5 billion. Much like in direct lending, we saw cross-platform network effects benefiting our alternative credit and investment grade credit strategies, demonstrating the expanding role that private lenders are being asked to play in the broader credit markets. In alternative credit, we renewed and upsized a forward flow agreement with a large consumer lending platform and upsized a transaction with a U.K.-based lender that funds both U.S. and U.K. small businesses.
In Real Assets, we held the first close for the seventh vintage of our net lease strategy, less than 15 months after the final close of the prior vintage. Deployment opportunities in net lease, and across the Real Assets platform broadly, remain robust, as we believe the large capital needs in the data center space are creating an important risk-reward setup. This includes the largest data center project in the U.S., which Real Assets is financing. These strategies present a differentiated proposition – offering the ability to fund the leading edge of innovation, but to do so through products and structures that are designed to be income-oriented and downside protected for our investors.
We continue to see attractive deployment opportunities for our GP Strategic Capital products, putting capital to work in the second investment out of the latest flagship GP minority stakes vintage. Capital needs across the private alternative asset management sector remain elevated, particularly in a more challenging fundraising and realization environment. Our GP minority stakes strategy stands out in this environment due to its demonstrated ability to generate return of capital, or distributions paid in, to investors. Over the past year, our GP Strategic Capital flagship funds have distributed more than $2.9 billion in a market where return of capital has been scarce, situating our funds within the top quartile on this important metric.
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
As of June 30, 2025, assets under management related to us, our executives and other employees totaled approximately $5.4 billion (including $2.9 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide $379 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of June 30, 2025, totals may not sum due to rounding.

Permanency and Duration of Assets Under Management
Our capital base is heavily weighted toward Permanent Capital. We view the permanency and duration of the products that we manage as a differentiator in our industry and as a means of measuring the stability of our future revenue streams. The chart below presents the composition of our management fees by remaining product duration. Changes in these relative percentages will occur over time as the mix of products we offer changes. For example, our Real Assets products have a higher concentration in what we refer to as “long-dated” funds, or funds in which the remaining contractual life is five years or more, which may cause our percentage of management fees from Permanent Capital to decline.

Management Fees
Six Months Ended June 30, 2025

13%
5%
82%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$139,239	$67,062	$66,968	$273,269	$91,289	$27,238	$55,793	$174,320
Acquisitions	—	—	—	—	—	10,850	—	10,850
New capital raised	5,833	5,799	445	12,077	3,433	659	1,288	5,380
Change in debt	3,068	(1,263)	—	1,805	1,341	608	—	1,949
Distributions	(3,252)	(915)	(698)	(4,865)	(1,669)	(270)	(643)	(2,582)
Change in value / other	580	803	416	1,799	710	123	1,406	2,239
Ending Balance	$145,468	$71,486	$67,131	$284,085	$95,104	$39,208	$57,844	$192,156

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$135,710	$49,374	$66,035	$251,119	$84,632	$26,856	$54,199	$165,687
Acquisitions	—	14,206	—	14,206	—	10,850	—	10,850
New capital raised	9,803	7,952	1,003	18,758	6,463	1,708	1,950	10,121
Change in debt	4,421	142	—	4,563	5,238	735	—	5,973
Distributions	(5,918)	(1,392)	(900)	(8,210)	(2,918)	(468)	(729)	(4,115)
Change in value / other	1,452	1,204	993	3,649	1,689	(473)	2,424	3,640
Ending Balance	$145,468	$71,486	$67,131	$284,085	$95,104	$39,208	$57,844	$192,156
Credit. The increase in AUM for the six months ended June 30, 2025 was driven by the following:
•$7.2 billion new capital raised in direct lending products, primarily driven by continued private wealth fundraising in OCIC and OTIC, $1.0 billion in alternative credit products, $0.8 billion in strategic equity products and $0.4 billion in liquid credit products.
•$4.4 billion of additional net debt commitments, primarily in direct lending as we continue to opportunistically manage leverage in our BDCs.

•$5.9 billion offsetting decrease in distributions, which primarily relates to distributions paid from our BDCs, alternative credit products and CLOs. Redemptions and repurchases from these products were not material.
•$1.5 billion of overall appreciation across the platform, primarily in direct lending.
Real Assets. The increase in AUM for the six months ended June 30, 2025 was driven by $14.2 billion of products added in connection with the IPI Acquisition, as well as new capital raised of $8.0 billion across various products, primarily in our seventh flagship net lease product, Blue Owl Real Estate Net Lease Trust (“ORENT”), our net lease REIT, and Blue Owl Digital Infrastructure Fund III (“ODI III”), our digital infrastructure drawdown product, as well as additional fundraising in other recently launched products.
GP Strategic Capital. The increase in AUM for the six months ended June 30, 2025 was driven by new capital raised of $1.0 billion, primarily in our sixth flagship minority equity stakes product and overall appreciation primarily in our GP minority stakes strategy of $1.0 billion, partially offset by distributions of $0.9 billion, primarily in our GP minority stakes strategy.
Changes in FPAUM

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$92,890	$43,920	$37,822	$174,632	$58,779	$14,895	$31,763	$105,437
Acquisitions	—	—	—	—	—	9,430	—	9,430
New capital raised / deployed	2,676	2,042	654	5,372	5,760	919	1,025	7,704
Distributions	(2,738)	(856)	(108)	(3,702)	(1,547)	(270)	—	(1,817)
Change in value / other	856	260	64	1,180	744	51	—	795
Ending Balance	$93,684	$45,366	$38,432	$177,482	$63,736	$25,025	$32,788	$121,549

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$90,957	$31,500	$37,337	$159,794	$57,074	$14,547	$31,075	$102,696
Acquisitions	—	10,723	—	10,723	—	9,430	—	9,430
New capital raised / deployed	6,034	3,860	1,211	11,105	7,850	1,858	1,713	11,421
Distributions	(4,753)	(1,333)	(235)	(6,321)	(2,704)	(468)	—	(3,172)
Change in value / other	1,446	616	119	2,181	1,516	(342)	—	1,174
Ending Balance	$93,684	$45,366	$38,432	$177,482	$63,736	$25,025	$32,788	$121,549
Credit. The increase in FPAUM for the six months ended June 30, 2025 was driven by the following:
•$4.5 billion new capital raised in direct lending products, primarily driven by continued private wealth fundraising in OCIC, $0.8 billion in strategic equity products, $0.5 billion in alternative credit products and $0.4 billion in liquid credit products.
•$4.8 billion offsetting decrease in distributions, which primarily relate to dividends paid from our BDCs and CLOs. Redemptions and repurchases from these products were not material.
•$1.4 billion of overall appreciation across the platform, primarily in direct lending.
Real Assets. The increase in FPAUM for the six months ended June 30, 2025 was driven by the $10.7 billion of products added in connection with the IPI Acquisition, as well as capital raised and deployed of $3.9 billion, primarily in ORENT and ODI III.
GP Strategic Capital. The increase in FPAUM for the six months ended June 30, 2025 was driven by new capital raised of $1.2 billion, primarily in our sixth flagship minority equity stakes product.

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. The performance information of our products reflected is not indicative of Blue Owl’s performance. Additionally, the nature of a product's performance itself is not considered in determining whether a product should be included in the tables below. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. Multiple of invested capital (“MoIC”) and internal rate of return (“IRR”) data has not been presented for products that have been deploying capital for less than two years as such information is generally not meaningful (“NM”).
Credit

								MoIC			IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (6)	Invested Capital (7)	Realized Proceeds (8)	Unrealized Value (9)	Total Value	Gross (10)	Net (11)		Gross (12)	Net (13)
Direct Lending
Blue Owl Capital Corporation (1)(2)	2016	$21,497	$7,736	$7,736	$3,915	$7,739	$11,654	1.70x	1.51x		13.6%	9.9%
Blue Owl Credit Income Corp. (1)(3)	2020	$34,237	$17,540	$16,106	$2,614	$16,270	$18,884	NM	1.17x		NM	10.6%
Blue Owl Technology Finance Corp. (1)(4)	2018	$16,543	$7,707	$7,707	$1,121	$7,947	$9,068	1.23x	1.18x		12.0%	9.0%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (5)	2021	$1,765	$1,849	$1,711	$415	$1,928	$2,343	1.41x	1.37	x	20.1%	15.2%

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
(3)For the purposes of calculating Gross IRR, the expense support provided to the fund would be impacted when assuming a performance excluding management fees (including Part I Fees) and Part II Fees, and therefore is not meaningful for OCIC.
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

Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV	2017	$900	$1,250	$1,250	$1,502	$357	$1,859	1.62x	1.48x	19.5%	16.0%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,507	$4,852	$4,205	$1,821	$3,312	$5,133	1.26x	1.22x	8.6%	7.4%
Blue Owl Real Estate Fund V	2020	$4,228	$2,500	$2,500	$1,045	$2,330	$3,375	1.46x	1.35x	16.8%	13.1%
Blue Owl Real Estate Net Lease Trust (1)	2022	$7,756	$5,821	$5,821	$285	$5,345	$5,630	NM	NM	NM	NM
Blue Owl Real Estate Fund VI	2022	$7,315	$5,163	$2,115	$119	$2,328	$2,447	1.23x	1.16x	22.4%	15.1%
Digital Infrastructure
Blue Owl Digital Infrastructure Fund I(2)	2016	$2,117	$1,484	$1,730	$1,337	$1,850	$3,187	1.97x	1.84x	18.1%	13.6%
Blue Owl Digital Infrastructure Fund II(2)	2020	$5,258	$3,805	$3,494	$28	$4,919	$4,947	1.49x	1.42x	16.7%	11.3%
Blue Owl Digital Infrastructure Fund III(2)	2022	$7,654	$7,170	$1,653	$—	$2,137	$2,137	1.43x	1.29x	42.4%	20.7%

(1)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total return to be a useful measure of the overall investment performance for this product. Total net return was 7.9%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
(2)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(3)Invested capital includes investments by the general partner, capital calls, dividends reinvested, recallable capital which has been reinvested and periodic investor closes, as applicable.
(4)Realized proceeds represent the sum of all cash distributions to investors.
(5)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$764	$1,284	$1,266	$807	$561	$1,368	1.23x	1.08x	3.2%	1.1%
Blue Owl GP Stakes II	2014	$2,776	$2,153	$1,963	$1,060	$2,099	$3,159	1.92x	1.61x	12.5%	8.4%
Blue Owl GP Stakes III	2015	$9,873	$5,318	$3,289	$4,290	$5,376	$9,666	3.65x	2.94x	28.9%	22.5%
Blue Owl GP Stakes IV	2018	$16,412	$9,041	$6,621	$5,719	$8,481	$14,200	2.64x	2.14x	55.2%	36.0%
Blue Owl GP Stakes V	2020	$14,593	$12,852	$7,381	$2,724	$6,146	$8,870	1.37x	1.20x	29.6%	15.3%

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
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $137,965 and $129,442)	$623,369	$465,754	$157,615
Administrative, transaction and other fees	78,758	83,906	(5,148)
Performance revenues	979	188	791
Total Revenues, Net	703,106	549,848	153,258
Expenses
Compensation and benefits	326,300	227,103	99,197
Amortization of intangible assets	89,472	56,734	32,738
General, administrative and other expenses	188,052	93,458	94,594
Total Expenses	603,824	377,295	226,529
Other Loss
Net gains (losses) on investments	(2,420)	2,624	(5,044)
Interest and dividend income	11,015	13,787	(2,772)
Interest expense	(41,986)	(32,715)	(9,271)
Change in TRA liability	(2,026)	(2,978)	952
Change in warrant liability	—	3,050	(3,050)
Change in earnout liability	20,629	(70)	20,699
Total Other Loss	(14,788)	(16,302)	1,514
Income Before Income Taxes	84,494	156,251	(71,757)
Income tax expense	13,798	18,197	(4,399)
Consolidated Net Income	70,696	138,054	(67,358)
Net income attributable to noncontrolling interests	(53,270)	(104,109)	50,839
Net Income Attributable to Blue Owl Capital Inc.	$17,426	$33,945	$(16,519)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $79.7 million, including an increase in Part I Fees of $8.3 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Also contributing to the increase were management fees of $19.3 million from alternative credit products as a result of the Atalaya Acquisition that closed in the third quarter of 2024, as well as management fees of $16.2 million from investment grade credit products as a result of the KAM Acquisition that closed in the third quarter of 2024.
•Real Assets increased $63.2 million, primarily due to management fees of $48.2 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Management fees from digital infrastructure included $15.7 million of catch-up fees, substantially all of which were paid as contingent consideration to the sellers of the IPI business. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT and Blue Owl Real Estate Fund VI (“OREF VI”).
•GP Strategic Capital increased $14.7 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.

Administrative, Transaction and Other Fees. The decrease in administrative, transaction and other fees was driven primarily by the following:
•$23.2 million decrease in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.
•$9.5 million increase in administrative fees, primarily due to a higher level of compensation expenses reimbursable from our products due to the growth in our products and business overall.
•$8.6 million increase in dealer manager revenues, primarily due to growth in the distribution of OCIC and ORENT.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$47.0 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$35.1 million increase in amortization related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$17.1 million increase in amortization related to acquisition-related equity compensation, primarily due to the Atalaya Earnouts, as the Atalaya Acquisition closed in the third quarter of 2024.
Amortization of Intangible Assets. Amortization of intangible assets increased $32.7 million, primarily due to intangible assets acquired in connection with the IPI Acquisition, KAM Acquisition, Atalaya Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily due to the following:
•$56.9 million increase related to the Services Agreement (as defined in Note 1 to our Financial Statements), which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$8.6 million increase related to expense support, primarily related to recoveries related to a Credit product during the second quarter of 2024 versus expense support expenses for a Credit product during the second quarter of 2025.
•$8.1 million increase in dealer manager expenses, primarily due to growth in the distribution of OCIC and ORENT.
•$21.0 million increase in other operating expenses across various categories that were individually immaterial, primarily in office-related and other expenses driven by our continued growth.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting a higher average balance on our Revolving Credit Facility (as defined in Note 7 to our Financial Statements) and the issuance of the 6.250% Senior Notes due 2034 (the “2034 Notes”) in June 2024.
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by the IPI Earnouts (as defined in Note 3 to our Financial Statements), as an increase in our share price drove an increase in the value of Common Units (as defined in Note 1 to our Financial Statements) delivered to sellers during the second quarter of 2025.
Income Tax Expense
The change in income tax expense was due to lower pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.

Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represent an approximately 58% and 66% weighted average economic interest in the Blue Owl Operating Group for the three months ended June 30, 2025 and 2024, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $270,521 and $249,603)	$1,227,555	$913,652	$313,903
Administrative, transaction and other fees	151,746	147,303	4,443
Performance revenues	7,291	2,233	5,058
Total Revenues, Net	1,386,592	1,063,188	323,404
Expenses
Compensation and benefits	652,240	451,894	200,346
Amortization of intangible assets	178,945	112,929	66,016
General, administrative and other expenses	378,831	170,206	208,625
Total Expenses	1,210,016	735,029	474,987
Other Loss
Net gains (losses) on investments	(10,120)	5,797	(15,917)
Interest and dividend income	22,245	18,542	3,703
Interest expense	(80,510)	(55,199)	(25,311)
Change in TRA liability	(6,302)	(1,959)	(4,343)
Change in warrant liability	—	(11,650)	11,650
Change in earnout liability	22,947	(655)	23,602
Total Other Loss	(51,740)	(45,124)	(6,616)
Income Before Income Taxes	124,836	283,035	(158,199)
Income tax expense	17,470	32,968	(15,498)
Consolidated Net Income	107,366	250,067	(142,701)
Net income attributable to noncontrolling interests	(82,510)	(191,031)	108,521
Net Income Attributable to Blue Owl Capital Inc.	$24,856	$59,036	$(34,180)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $163.3 million, including an increase in Part I Fees of $22.5 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Also contributing to the increase were management fees of $40.5 million from alternative credit products as a result of the Atalaya Acquisition that closed in the third quarter of 2024, as well as management fees of $32.9 million from investment grade credit products as a result of the KAM Acquisition that closed in the third quarter of 2024.
•Real Assets increased $131.3 million, primarily due to management fees of $100.5 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Management fees from digital infrastructure included $35.1 million of catch-up fees, substantially all of which were paid as contingent consideration to the sellers of the IPI business. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT and OREF VI.
•GP Strategic Capital increased $19.3 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.

Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$18.6 million increase in dealer manager revenues, primarily due to growth in the distribution of OCIC and ORENT.
•$17.8 million increase in administrative fees, driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$32.0 million offsetting decrease in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$105.7 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$63.5 million increase in amortization related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$31.2 million increase in amortization related to acquisition-related equity compensation, primarily due to the Atalaya Earnouts, as the Atalaya Acquisition closed in the third quarter of 2024. See Note 3 to the financial statements in our Annual Report for additional information.
Amortization of Intangible Assets. Amortization of intangible assets increased $66.0 million, primarily due to intangible assets acquired in connection with the IPI Acquisition, KAM Acquisition, Atalaya Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$118.4 million increase related to the Services Agreement (as defined in Note 1 to our Financial Statements), which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$18.5 million increase related to dealer manager expenses, primarily due to growth in the distribution of OCIC and ORENT.
•$14.7 million increase in Transaction Expenses, primarily due to higher costs incurred in the current-year period related to the IPI Acquisition and BDC-related corporate actions, compared to costs incurred in the prior-year period related to the KAM Acquisition and Prima Acquisition.
•$8.5 million increase related to expense support for certain products that we manage.
•$48.5 million increase in other operating expenses across various categories that were individually immaterial, driven by our continued growth.
Other Loss
Net gains (losses) on investments. The change in net gains (losses) on investments for the current year period was driven by the change in fair value of the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of the 2034 Notes in April 2024 and June 2024, and a higher average balance on our Revolving Credit Facility.
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by the IPI Earnouts, as an increase in our share price drove an increase in the value of Common Units delivered to sellers during the second quarter of 2025.
Change in Warrant Liability. The change in the warrant liability for the prior period was driven by the increase in the price of our Class A Shares. All remaining outstanding warrants were exercised in November 2024.

Income Tax Expense
The change in income tax expense was due to lower pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represented an approximately 59% and 65% weighted average economic interest in the Blue Owl Operating Group for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.
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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in the Blue Owl Operating Partnerships; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings (“DE”); amortization of acquisition-related earnouts and transaction bonuses; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction expenses are expenses incurred in connection with acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions (“Transaction Expenses”). FRE revenues also exclude the portion of IPI catch-up fees earned that relate to periods prior to the closing of the IPI Acquisition, as such amounts are payable as contingent consideration to the sellers. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.

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
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
FRE revenues	$646,050	$520,006	$126,044
FRE expenses	277,801	213,875	63,926
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,906)	(9,656)	(250)
Fee-Related Earnings	$358,343	$296,475	$61,868
Distributable Earnings	$323,014	$272,965	$50,049
Fee-Related Earnings and Distributable Earnings for the three months ended June 30, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
Credit Platform
Direct lending	$314,731	$275,246	$39,485
Alternative credit	19,318	—	19,318
Investment grade credit	16,199	—	16,199
Liquid credit	5,555	6,736	(1,181)
Other	12,213	6,328	5,885
Management Fees, Net(1)	368,016	288,310	79,706
Administrative, transaction and other fees	22,942	41,703	(18,761)
FRE performance revenues	119	188	(69)
FRE Revenues - Credit Platform	391,077	330,201	60,876

Real Assets Platform
Net lease	47,514	40,853	6,661
Real estate credit	9,687	1,356	8,331
Digital infrastructure	33,892	—	33,892
Management Fees, Net(2)	91,093	42,209	48,884
Administrative, transaction and other fees	627	69	558
FRE Revenues - Real Assets Platform	91,720	42,278	49,442

GP Strategic Capital Platform
GP minority stakes	154,269	139,489	14,780
GP debt financing	5,833	5,674	159
Professional sports minority stakes	941	732	209
Management Fees, Net(3)	161,043	145,895	15,148
Administrative, transaction and other fees	2,210	1,632	578
FRE Revenues - GP Strategic Capital Platform	163,253	147,527	15,726
Total FRE Revenues	$646,050	$520,006	$126,044

(1)Includes $5.3 million and $0.5 million of catch-up fees for the three months ended June 30, 2025 and 2024, respectively.
(2)Includes $1.5 million of catch-up fees for the three months ended June 30, 2025. There were no catch-up fees for the three months ended June 30, 2024.
(3)Includes $0.4 million and $2.5 million of catch-up fees for the three months ended June 30, 2025 and 2024, respectively.
FRE Management Fees. For the three months ended June 30, 2025, the increase in FRE management fees was primarily driven by the following:
•Credit increased $79.7 million, including an increase in Part I Fees of $8.3 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Also contributing to the increase were management fees of $19.3 million from alternative credit products as a result of the Atalaya Acquisition that closed in the third quarter of 2024, as well as management fees of $16.2 million from investment grade credit products as a result of the KAM Acquisition that closed in the third quarter of 2024.
•Real Assets increased $48.9 million, primarily due to management fees of $33.9 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT and OREF VI.
•GP Strategic Capital increased $15.1 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.

FRE Administrative, Transaction and Other Fees. For the three months ended June 30, 2025, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $23.2 million in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
FRE compensation and benefits	$188,942	$148,202	$40,740
FRE general, administrative and other expenses	88,859	65,673	23,186
Total FRE Expenses	$277,801	$213,875	$63,926
FRE Compensation and Benefits. For the three months ended June 30, 2025, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended June 30, 2025, FRE general, administrative and other expenses increased, primarily driven by office-related and other expenses due to increased headcount and our continued growth.
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
Fee-Related Earnings and Distributable Earnings Summary

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
FRE revenues	$1,266,242	$1,006,554	$259,688
FRE expenses	543,006	404,912	138,094
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(19,502)	(15,469)	(4,033)
Fee-Related Earnings	$703,734	$586,173	$117,561
Distributable Earnings	$585,530	$513,064	$72,466
Fee-Related Earnings and Distributable Earnings for the six months ended June 30, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
Credit Platform
Direct lending	$613,820	$533,322	$80,498
Alternative credit	40,503	—	40,503
Investment grade credit	32,886	—	32,886
Liquid credit	13,035	13,535	(500)
Other	22,146	12,254	9,892
Management Fees, Net(1)	722,390	559,111	163,279
Administrative, transaction and other fees	40,492	65,978	(25,486)
FRE performance revenues	969	363	606
FRE Revenues - Credit Platform	763,851	625,452	138,399

Real Assets Platform
Net lease	94,350	82,187	12,163
Real estate credit	20,068	1,356	18,712
Digital infrastructure	66,806	—	66,806
Management Fees, Net(2)	181,224	83,543	97,681
Administrative, transaction and other fees	1,222	121	1,101
FRE performance revenues	3,205	1,870	1,335
FRE Revenues - Real Assets Platform	185,651	85,534	100,117

GP Strategic Capital Platform
GP minority stakes	302,712	279,275	23,437
GP debt financing	8,225	11,079	(2,854)
Professional sports minority stakes	1,584	1,964	(380)
Management Fees, Net(3)	312,521	292,318	20,203
Administrative, transaction and other fees	4,219	3,250	969
FRE Revenues - GP Strategic Capital Platform	316,740	295,568	21,172
Total FRE Revenues	$1,266,242	$1,006,554	$259,688

(1)Includes $7.0 million and $0.5 million of catch-up fees for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes $1.5 million of catch-up fees for the six months ended June 30, 2025. There were no catch-up fees for the six months ended June 30, 2024.
(3)Includes $0.8 million and $2.5 million of catch-up fees for the six months ended June 30, 2025 and 2024, respectively.
FRE Management Fees. For the six months ended June 30, 2025, the increase in FRE management fees was primarily driven by the following:
•Credit increased $163.3 million, including an increase in Part I Fees of $22.5 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Also contributing to the increase were management fees of $40.5 million from alternative credit products as a result of the Atalaya Acquisition that closed in the third quarter of 2024, as well as management fees of $32.9 million from investment grade credit products as a result of the KAM Acquisition that closed in the third quarter of 2024.
•Real Assets increased $97.7 million, primarily due to management fees of $66.8 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT and OREF VI.
•GP Strategic Capital increased $20.2 million, primarily driven by fundraising in our sixth flagship minority equity stakes product.

FRE Administrative, Transaction and Other Fees. For the six months ended June 30, 2025, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $32.0 million in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
FRE compensation and benefits	$376,864	$286,868	$89,996
FRE general, administrative and other expenses	166,142	118,044	48,098
Total FRE Expenses	$543,006	$404,912	$138,094
FRE Compensation and Benefits. For the six months ended June 30, 2025, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the six months ended June 30, 2025, FRE general, administrative and other expenses increased, primarily driven by office-related and other expenses due to increased headcount and our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Net Income Attributable to Class A Shares	$17,426	$33,945	$24,856	$59,036
Net income attributable to noncontrolling interests	53,270	104,109	82,510	191,031
Income tax expense	13,798	18,197	17,470	32,968
GAAP Income Before Income Taxes	84,494	156,251	124,836	283,035
Strategic Revenue-Share Purchase consideration amortization	11,117	10,660	22,233	21,320
DE performance revenues	(860)	—	(3,117)	—
DE performance revenues compensation	732	—	2,650	—
IPI Acquisition-related catch-up fees payable to sellers	(14,334)	—	(33,653)	—
Equity-based compensation - other	75,166	40,155	150,358	86,305
Equity-based compensation - acquisition-related	76,837	2,163	159,836	4,266
Equity-based compensation - Business Combination grants	17,051	17,649	28,536	35,109
Acquisition-related cash amortization	979	—	3,608	—
Capital-related compensation	915	681	2,116	1,594
Amortization of intangible assets	89,472	56,734	178,945	112,929
Transaction Expenses	9,343	11,613	34,529	19,835
Expense support	2,549	(6,077)	619	(7,875)
Net gains (losses) on investments	2,420	(2,624)	10,120	(5,797)
Change in TRA liability	2,026	2,978	6,302	1,959
Change in warrant liability	—	(3,050)	—	11,650
Change in earnout liability	(20,629)	70	(22,947)	655
Interest and dividend income	(11,015)	(13,787)	(22,245)	(18,542)
Interest expense	41,986	32,715	80,510	55,199
Fee-Related Earnings Before Noncontrolling Interests	368,249	306,131	723,236	601,642
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(9,906)	(9,656)	(19,502)	(15,469)
Fee-Related Earnings	358,343	296,475	703,734	586,173
DE performance revenues	860	—	3,117	—
DE performance revenues compensation	(732)	—	(2,650)	—
Interest and dividend income	11,015	13,787	22,245	18,542
Interest expense	(41,986)	(32,715)	(80,510)	(55,199)
Taxes and TRA payments	(4,486)	(4,582)	(60,406)	(36,452)
Distributable Earnings	$323,014	$272,965	$585,530	$513,064

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Revenues	$703,106	$549,848	$1,386,592	$1,063,188
Strategic Revenue-Share Purchase consideration amortization	11,117	10,660	22,233	21,320
DE performance revenues	(860)	—	(3,117)	—
IPI Acquisition-related catch-up fees payable to sellers	(14,334)	—	(33,653)	—
Reimbursed expenses	(52,979)	(40,502)	(105,813)	(77,954)
FRE Revenues	$646,050	$520,006	$1,266,242	$1,006,554

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Compensation and Benefits	$326,300	$227,103	$652,240	$451,894
DE performance revenues compensation	(732)	—	(2,650)	—
Equity-based compensation - other	(75,166)	(40,155)	(150,358)	(86,305)
Equity-based compensation - acquisition-related	(19,914)	(2,163)	(41,415)	(4,266)
Equity-based compensation - Business Combination grants	(17,051)	(17,649)	(28,536)	(35,109)
Acquisition-related cash amortization	(979)	—	(3,608)	—
Capital-related compensation	(915)	(681)	(2,116)	(1,594)
Reimbursed expenses	(22,601)	(18,253)	(46,693)	(37,752)
FRE Compensation and Benefits	$188,942	$148,202	$376,864	$286,868

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP General, Administrative and Other Expenses	$188,052	$93,458	$378,831	$170,206
Equity-based compensation - acquisition-related	(56,923)	—	(118,421)	—
Transaction Expenses	(9,343)	(11,613)	(34,529)	(19,835)
Expense support	(2,549)	6,077	(619)	7,875
Reimbursed expenses	(30,378)	(22,249)	(59,120)	(40,202)
FRE General, Administrative and Other Expenses	$88,859	$65,673	$166,142	$118,044

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income Before Income Taxes	$84,494	$156,251	$124,836	$283,035
GAAP Revenues	$703,106	$549,848	$1,386,592	$1,063,188
GAAP Margin	12%	28%	9%	27%

Fee-Related Earnings Before Noncontrolling Interests	$368,249	$306,131	$723,236	$601,642
FRE Revenues	$646,050	$520,006	$1,266,242	$1,006,554
FRE Margin	57%	59%	57%	60%
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
We ended the second quarter of 2025 with $117.6 million of cash and cash equivalents and approximately $0.9 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units and Incentive Units (as defined in Note 1 to our Financial Statements) at the Blue Owl Operating Group level; and/or
•Fund debt and equity investment commitments to existing or future products.
Debt Obligations
As of June 30, 2025, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $780.0 million outstanding under our Revolving Credit Facility as of June 30, 2025. Of the amount borrowed under the Revolving Credit Facility as of June 30, 2025, $400.0 million was repaid subsequent to quarter end.
We expect to use cash on hand to pay interest and principal due on our financing arrangements over time, which would reduce amounts available for dividends and distributions to our stockholders. We may choose to refinance all or a portion of any amounts outstanding on or prior to their respective maturity dates by issuing new debt, which could result in higher borrowing costs. We may also choose to repay borrowings by using proceeds from the issuance of equity or other securities, which would dilute stockholders. See Note 7 to our Financial Statements for additional information regarding our debt obligations.
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of June 30, 2025, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.7 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On February 5, 2025, Blue Owl’s Board authorized the 2025 Program (as defined in Note 1 to our Financial Statements). Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 114,228 Class A Shares under the 2025 Program during the three and six months ended June 30, 2025.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and six months ended June 30, 2025, 19,611 RSUs with a fair value of $0.4 million and 2,249,769 RSUs with a fair value of $53,782, respectively, were withheld to satisfy tax withholding obligations. During the three and six months ended June 30, 2024, 31,669 RSUs with a fair value of $0.6 million and 1,000,818 RSUs with a fair value of $18.1 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts and Wellfleet Earnouts (each defined in Note 3 to the financial statements in our Annual Report) are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. In April 2025, the final tranche of the Wellfleet Earnouts was settled in cash. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements in our Annual Report.
The Prima Earnouts and Atalaya Earnouts (each defined in Note 3 to the financial statements in our Annual Report) are payable in Class A Shares or Common Units. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
The earnout liability related to the IPI Acquisition, including the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements), was settled during the second quarter of 2025. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.

Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for the current fiscal year, which will be reassessed on an annual basis. For the second quarter of 2025, we declared a dividend of $0.225 to holders of record as of the close of business on August 14, 2025, which will be paid on August 28, 2025. We set the target annual dividend for fiscal year 2025 at $0.90 per Class A Share (representing a fixed quarterly dividend of $0.225 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.
We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers Blue Owl’s share of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business; to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as TRA and tax-related payments, operating reserves, fixed asset purchases, purchases under the Company’s share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company’s contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
Blue Owl Holdings will make cash distributions (“Tax Distributions”) to its partners, including to Blue Owl GP, if we determine that the taxable income of Blue Owl Holdings will give rise to taxable income for its partners. Generally, Tax Distributions will be computed based on our estimate of the taxable income of Blue Owl Holdings allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, New York State and New York City income tax rates prescribed for an individual or corporate resident in New York City (taking into account certain assumptions set forth in the partnership agreement). Tax Distributions will be made only to the extent distributions from Blue Owl Holdings for the relevant year were otherwise insufficient to cover the estimated assumed tax liabilities.
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

Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$440,093	$349,541	$90,552
Investing activities	(262,206)	(150,021)	(112,185)
Financing activities	(212,363)	133,071	(345,434)
Net Change in Cash and Cash Equivalents	$(34,476)	$332,591	$(367,067)
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
Investing Activities. Cash flows from investing activities for the six months ended June 30, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
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
Financing Activities. Cash flows from financing activities for the six months ended June 30, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as amounts paid under the TRA. Included in the six months ended June 30, 2025, was the cash portion of the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements) that was settled in the second quarter of 2025, which amount represented catch-up fees earned from ODI III that were passed on to the IPI sellers.
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
Critical Accounting Estimates
We prepare our Financial Statements in accordance with GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in the Financial Statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates, including geopolitical, macro-environmental and other uncertainties. For a summary of our significant accounting policies, see Note 2 to our Financial Statements.

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
TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition (as defined in Note 1 to our Financial Statements). The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a corresponding negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 4 to our Financial Statements for additional details.
Earnout Liability
The fair value of our earnout liability was determined using various significant unobservable inputs, including a discount rate and our best estimate of expected revenues, volatility and holding periods. Changes in the estimated fair value of this liability may have a material impact on our results of operations in any given period, as any increase in this liability has a corresponding negative impact on our GAAP results of operations. See Note 4 to our Financial Statements for additional details.
Preferred Equity Investment
We have elected the fair value option on our preferred equity investment. The valuation of the preferred equity investment considers our best estimate of future cash flow, including timing of repayment, which is discounted considering the risk free rate and credit assumptions related to the underlying issuer. A decrease in the expected cash flows or increase in the discount rate assumptions would result in a decrease in the fair value of the preferred equity investment, which would have a corresponding negative impact on our GAAP results of operations. These assumptions require a significant amount of judgment and could have a material impact on the valuation. See Note 4 to our Financial Statements for additional details.
Equity-based Compensation
The grant-date fair values of our RSU and Incentive Unit grants, as well as the compensation-classified earnouts, are generally determined using our Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount for lack of marketability for grants subject to post-vesting transfer restrictions. The higher these discounts, the lower the compensation expense taken over time for these grants.

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
Consolidation
We consolidate entities based on either a variable interest model or voting interest model. The determination of whether an entity is a variable interest entity (“VIE”) and if the entity should be consolidated under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as a change in investment amount and modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our

Financial Statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relatively insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the six months ended June 30, 2025, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Credit products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impact the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our Real Assets and GP Strategic Capital products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On April 11, 2025, pursuant to the IPI Acquisition, we issued 4,150,000 Common Units, calculated based on the daily volume weighted average price per share of our Class A Shares quoted on the NYSE for the 20 consecutive trading day period ended October 2, 2024, and an equal number of Class C Shares, representing an aggregate value of approximately $76.0 million, to the sellers as partial consideration for the IPI Acquisition.
On May 8, 2025, pursuant to the IPI Acquisition, we issued 267,921 Common Units, calculated based on the daily volume weighted average price per share of our Class A Shares quoted on the NYSE for the 20 consecutive trading day period ended October 2, 2024, and an equal number of Class C Shares, representing an aggregate value of approximately $4.9 million, to the sellers as partial consideration for the IPI Acquisition.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below presents purchases made by or on behalf of Blue Owl Capital Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Class A Shares during each of the indicated periods:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	114,228	$14.81	114,228	$148,309
May 1, 2025 - May 31, 2025	—	—	—
June 1, 2025 - June 30, 2025	—	—	—
Total	114,228		114,228

(1)On February 5, 2025, the Board authorized the 2025 Program. Under the 2025 Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
See Exhibit Index on the following page.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.1 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)
3.2	Amended and Restated Bylaws of Blue Owl Capital Inc. (incorporated by reference to Exhibit 3.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on November 9, 2021)
10.1*†
Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP (solely for purposes of Section 7.18(b) thereto), each of the Partners (as defined therein) party thereto and the other parties from time to time party thereto

10.2†
Second Amended and Restated Investor Rights Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., the ORC Sellers (as defined therein) party thereto, the Dyal Sellers (as defined therein) party thereto and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.3
Third Amended and Restated Limited Partnership Agreement of Blue Owl Capital Holdings LP (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.4+
Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.5
Third Amended and Restated Exchange Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital GP LLC and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.6*+	Form of Incentive Unit Grant Agreement
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements

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

Date: August 1, 2025	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$117,613	$152,089
Due from related parties	622,347	548,730
Investments (includes $367,049 and $369,294 at fair value and $207,239 and $213,684 of investments in the Company’s products, respectively)	485,909	486,945
Operating lease assets	334,983	325,090
Strategic Revenue-Share Purchase consideration, net	351,295	373,528
Deferred tax assets	1,364,922	1,245,123
Intangible assets, net	3,068,807	2,902,752
Goodwill	5,624,469	4,699,465
Other assets, net	308,629	258,748
Total Assets	$12,278,974	$10,992,470
Liabilities
Debt obligations, net	$3,241,619	$2,588,496
Accrued compensation	334,904	424,024
Operating lease liabilities	406,056	390,353
TRA liability (includes $99,502 and $108,257 at fair value, respectively)	1,571,657	1,412,300
Earnout liability, at fair value	171,698	168,441
Deferred tax liabilities	38,528	36,867
Accounts payable, accrued expenses and other liabilities	154,697	165,953
Total Liabilities	5,919,159	5,186,434
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 651,092,446 and 608,346,194 issued and outstanding, respectively	65	61
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 590,392,111 and 579,980,769 issued and outstanding, respectively	59	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 308,019,203 and 310,415,409 issued and outstanding, respectively	31	31
Additional paid-in capital	3,715,779	3,269,239
Accumulated deficit	(1,367,556)	(1,141,631)
Accumulated other comprehensive income	2,425	—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,350,803	2,127,758
Stockholders’ equity attributable to noncontrolling interests	4,009,012	3,678,278
Total Stockholders’ Equity	6,359,815	5,806,036
Total Liabilities and Stockholders’ Equity	$12,278,974	$10,992,470
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Management fees, net (includes Part I Fees of $137,965, $129,442, $270,521 and $249,603 respectively)	$623,369	$465,754	$1,227,555	$913,652
Administrative, transaction and other fees	78,758	83,906	151,746	147,303
Performance revenues	979	188	7,291	2,233
Total Revenues, Net	703,106	549,848	1,386,592	1,063,188
Expenses
Compensation and benefits	326,300	227,103	652,240	451,894
Amortization of intangible assets	89,472	56,734	178,945	112,929
General, administrative and other expenses	188,052	93,458	378,831	170,206
Total Expenses	603,824	377,295	1,210,016	735,029
Other Loss
Net gains (losses) on investments	(2,420)	2,624	(10,120)	5,797
Interest and dividend income	11,015	13,787	22,245	18,542
Interest expense	(41,986)	(32,715)	(80,510)	(55,199)
Change in TRA liability	(2,026)	(2,978)	(6,302)	(1,959)
Change in warrant liability	—	3,050	—	(11,650)
Change in earnout liability	20,629	(70)	22,947	(655)
Total Other Loss	(14,788)	(16,302)	(51,740)	(45,124)
Income Before Income Taxes	84,494	156,251	124,836	283,035
Income tax expense	13,798	18,197	17,470	32,968
Consolidated Net Income	70,696	138,054	107,366	250,067
Net income attributable to noncontrolling interests	(53,270)	(104,109)	(82,510)	(191,031)
Net Income Attributable to Blue Owl Capital Inc.	$17,426	$33,945	$24,856	$59,036

Earnings per Class A Share
Basic	$0.03	$0.06	$0.04	$0.12
Diluted	$0.02	$0.06	$0.02	$0.11
Weighted-Average Class A Shares
Basic(1)	649,685,215	530,100,825	637,835,492	509,268,023
Diluted	656,056,036	539,392,803	647,340,111	520,030,638

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Net Income	$70,696	$138,054	$107,366	$250,067
Other comprehensive income - cash flow hedges, net of tax	5,772	—	5,772	—
Comprehensive Income	76,468	138,054	113,138	250,067
Comprehensive income attributable to noncontrolling interests	(56,617)	(104,109)	(85,857)	(191,031)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$19,851	$33,945	$27,281	$59,036

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A Shares Par Value
Beginning balance	$63	$50	$61	$46
Shares delivered on vested RSUs	—	—	—	1
Class A Shares issued in connection with Prima Acquisition	—	1	—	1
Class C Shares and Common Units exchanged for Class A Shares	2	3	4	6
Ending Balance	$65	$54	$65	$54

Class C Shares Par Value
Beginning balance	$61	$61	$58	$63
Settlement of Oak Street Earnout Securities	—	—	—	1
Class C Shares and Common Units issued in connection with Prima Acquisition	—	1	—	1
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	4	—
Class C Shares and Common Units exchanged for Class A Shares	(2)	(3)	(3)	(6)
Ending Balance	$59	$59	$59	$59

Class D Shares Par Value
Beginning balance	$31	$32	$31	$32
Ending Balance	$31	$32	$31	$32

Additional Paid-in Capital
Beginning balance	$3,579,592	$2,568,949	$3,269,239	$2,410,982
Deferred taxes on capital transactions	109,829	125,326	128,840	284,114
TRA liability on capital transactions	(127,089)	(149,427)	(206,596)	(316,190)
Equity-based compensation	11,734	6,106	26,306	11,187
Withholding taxes on vested RSUs	(150)	(201)	(20,107)	(6,313)
Class A Share repurchases	(1,691)	—	(1,691)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	143,551	68,892	519,785	235,865
Class A Shares issued in connection with Prima Acquisition	—	109,827	—	109,827
Other	3	—	3	—
Ending Balance	$3,715,779	$2,729,472	$3,715,779	$2,729,472

Accumulated Deficit
Beginning balance	$(1,244,211)	$(922,988)	$(1,141,631)	$(882,884)
Cash dividends declared on Class A Shares	(140,771)	(93,699)	(250,781)	(158,894)
Net income attributable to Blue Owl Capital Inc.	17,426	33,945	24,856	59,036
Ending Balance	$(1,367,556)	$(982,742)	$(1,367,556)	$(982,742)

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive Income
Beginning balance	$—	$—	$—	$—
Other comprehensive income attributable to Blue Owl Capital Inc.	2,425	—	2,425	—
Ending Balance	$2,425	$—	$2,425	$—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,350,803	$1,746,875	$2,350,803	$1,746,875

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,093,664	$3,525,462	$3,678,278	$3,749,692
Equity-based compensation	138,392	51,795	270,073	115,169
Contributions	10,359	7,002	20,066	14,974
Distributions	(222,417)	(174,976)	(490,163)	(379,178)
Withholding taxes on vested RSUs	(242)	(424)	(33,675)	(11,747)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(143,551)	(68,892)	(519,785)	(235,865)
Class C Shares and Common Units issued in connection with Prima Acquisition	—	27,195	—	27,195
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	76,190	—	998,361	—
Net income attributable to noncontrolling interests	53,270	104,109	82,510	191,031
Other comprehensive income attributable to noncontrolling interests	3,347	—	3,347	—
Ending Balance	$4,009,012	$3,471,271	$4,009,012	$3,471,271

Total Stockholders’ Equity	$6,359,815	$5,218,146	$6,359,815	$5,218,146

Cash Dividends Paid per Class A Share	$0.225	$0.180	$0.405	$0.320

Number of Class A Shares
Beginning balance	625,652,391	500,879,131	608,346,194	464,425,386
Class A Share repurchases	(114,228)	—	(114,228)	—
Shares delivered on vested RSUs	55,160	66,672	2,866,995	1,319,015
Class A Shares issued in connection with Prima Acquisition	—	6,352,047	—	6,352,047
Class C Shares and Common Units exchanged for Class A Shares	24,898,829	29,987,495	37,596,985	64,115,893
Class D Shares and Common Units exchanged for Class A Shares	600,000	332,671	2,396,206	1,405,675
Other	294	—	294	—
Ending Balance	651,092,446	537,618,016	651,092,446	537,618,016

Number of Class C Shares
Beginning balance	607,561,169	611,908,856	579,980,769	632,486,822
Class C Shares and Common Units issued in connection with Prima Acquisition	—	1,572,883	—	1,572,883
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	4,417,921	—	43,509,675	—
Class C Shares and Common Units exchanged for Class A Shares	(24,898,829)	(29,987,495)	(37,596,985)	(64,115,893)
Shares delivered on vested Common Units	3,311,850	3,169,728	4,498,652	3,682,995
Settlement of Oak Street Earnout Units	—	—	—	13,037,165
Ending Balance	590,392,111	586,663,972	590,392,111	586,663,972

Number of Class D Shares
Beginning balance	308,619,203	316,016,619	310,415,409	317,089,623
Class D Shares and Common Units exchanged for Class A Shares	(600,000)	(332,671)	(2,396,206)	(1,405,675)
Ending Balance	308,019,203	315,683,948	308,019,203	315,683,948
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Consolidated net income	$107,366	$250,067
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	178,945	112,929
Equity-based compensation	338,730	125,680
Depreciation and amortization of fixed assets	11,675	6,765
Amortization of debt discounts and deferred financing costs	3,864	3,154
Non-cash interest and dividend income	(17,483)	—
Non-cash lease expense	4,834	22,553
Payment of earnout liability in excess of acquisition-date fair value	(728)	(13,808)
Net (gains) losses on investments, net of dividends on equity-method investments	12,760	(330)
Change in TRA liability	6,302	1,959
Change in warrant liability	—	11,650
Change in earnout liability	(22,947)	655
Deferred income taxes	6,326	20,176
Changes in operating assets and liabilities:
Due from related parties	(31,341)	(66,845)
Strategic Revenue-Share Purchase consideration	22,233	21,320
Other assets, net	(33,116)	(8,334)
Accrued compensation	(132,223)	(140,499)
Accounts payable, accrued expenses and other liabilities	(15,104)	2,449
Net Cash Provided by Operating Activities	440,093	349,541

Cash Flows from Investing Activities
Purchases of fixed assets	(23,385)	(39,032)
Purchases of investments	(41,712)	(286,900)
Proceeds from investment sales and maturities	47,471	203,869
Cash consideration paid for acquisitions, net of cash acquired	(244,580)	(27,958)
Net Cash Used in Investing Activities	(262,206)	(150,021)

Cash Flows from Financing Activities
Proceeds from debt obligations	1,310,000	1,950,000
Debt issuance costs	—	(19,835)
Repayments of debt obligations	(660,000)	(1,155,000)
Payment of earnout liability, up to acquisition-date fair value	(36,438)	(79,981)
Payments under the TRA	(53,540)	(28,166)
Withholding taxes on vested RSUs	(53,782)	(18,060)
Dividends paid on Class A Shares	(250,781)	(158,894)
Class A Share repurchases	(1,691)	—
Contributions from noncontrolling interests	24,032	22,185
Distributions to noncontrolling interests	(490,163)	(379,178)
Net Cash Provided by (Used in) Financing Activities	(212,363)	133,071
Net Increase (Decrease) in Cash and Cash Equivalents	(34,476)	332,591
Cash and cash equivalents, beginning of period	152,089	104,160
Cash and Cash Equivalents, End of Period	$117,613	$436,751
Supplemental Information
Cash paid for interest	$73,830	$39,543
Cash paid for income taxes	$9,995	$13,402
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

1. ORGANIZATION
Blue Owl Capital Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Blue Owl”), is a global alternative asset manager. Anchored by a strong Permanent Capital base, the Company deploys private capital across Credit, Real Assets and GP Strategic Capital platforms on behalf of institutional and private wealth clients.
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
On April 1, 2025, the Company completed the previously announced internal reorganization (“Internal Reorganization”), pursuant to which, among other things, Blue Owl Capital Carry LP (“Blue Owl Carry”) became a wholly owned subsidiary of Blue Owl Holdings. Prior to the Internal Reorganization, Blue Owl Holdings and Blue Owl Carry were referred to, collectively, as the “Blue Owl Operating Partnerships.” Following the Internal Reorganization, each unitholder of the Blue Owl Operating Partnerships who previously held an equal number of units in each of Blue Owl Holdings and Blue Owl Carry instead holds a single class of units in Blue Owl Holdings.
Business Combination and Acquisitions
On May 19, 2021, the Company completed the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as was amended, modified, supplemented or waived from time to time) (the “Business Combination”), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (“Neuberger”), which included the acquisition of the Dyal Capital Partners business from Neuberger (the “Dyal Acquisition”).
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
June 30, 2025
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
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of June 30, 2025:

June 30, 2025
Class A Shares	651,092,446
Class C Shares	590,392,111
Class D Shares	308,019,203
RSUs	30,904,783
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of June 30, 2025, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of June 30, 2025, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares.
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
June 30, 2025
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of June 30, 2025, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	June 30, 2025
GP Units	651,092,446
Common Units	898,411,314
Incentive Units	32,664,990
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
Incentive Units—Incentive Units are Class P limited partner interests in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization) granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”) and are generally subject to vesting conditions. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, holders of Incentive Units (“Incentive Unitholders”) are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Substantially all unvested Incentive Unitholders generally are not entitled to distributions; however, consistent with other Blue Owl Operating Group Units, unvested Incentive Units receive taxable income allocations that may subject holders to tax liabilities. As a result, Incentive Unitholders (consistent with other Blue Owl Operating Group Units) may receive tax distributions on unvested units to cover a portion or all of such tax liabilities.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Fair value of shares purchased pursuant to the 2025 Program (excluding commission costs)	$1,691	$—	$1,691	$—
Number of shares purchased pursuant to the 2025 Program	114,228	—	114,228	—
Fair value of RSUs withheld to satisfy tax withholding obligations	$392	$625	$53,782	$18,060
Number of RSUs withheld to satisfy tax withholding obligations	19,611	31,669	2,249,769	1,000,818
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K (the “Annual Report”).
Comprehensive Income
Comprehensive income represents the change in equity during a period from recognized transactions other than from transactions with owners. In the accompanying Financial Statements, comprehensive income is comprised of (i) consolidated net income, as presented in the consolidated statements of operations and (ii) all components of other comprehensive income. The Company's other comprehensive income is comprised of gains and losses on derivative instruments that have been designated as a cash flow hedge.
The Company has designated foreign exchange forward contracts to hedge the foreign exchange risk associated with certain transactions denominated in a currency other than the functional currency. The changes in the fair value of the designated forward contracts are initially reported in other comprehensive income (“OCI”) and subsequently reclassified to earnings when the hedged transaction affects earnings. The reclassified amounts from OCI are presented in the same income statement line item as the earnings effect of the hedged items. Cash flows associated with these cash flow hedges, which do not include an other-than-insignificant financing element at inception, and only have a financing element inherently included in an at-the-market derivative instrument with no prepayments, are classified in the same category as the cash flows from the items being hedged. These cash flow hedges are not material to the Financial Statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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

		The Company plans to adopt the ASU beginning with the Form 10-K for the fiscal year ending December 31, 2025.	The guidance will result in enhanced disclosures that will improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction.
ASU 2024-03 & ASU 2025-01 —Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The ASU requires additional disclosures of the nature of expenses included in the income statement. The guidance requires footnote disclosures in a tabular format, disaggregating certain costs and expenses that include any of the following expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation.	All public business entities are required to adopt the ASU prospectively for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.

		The Company plans to adopt the ASU beginning with the Form 10-K for the fiscal year ending December 31, 2027.	The guidance is expected to have minimal impact on the Company’s Consolidated Financial Statements presentation and disclosure because the relevant expenses are disaggregated in the Consolidated Statements of Operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS, NET
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
(2)Includes $39.9 million of cash consideration paid in the second quarter of 2025.
(3)Goodwill represents the amount of total consideration in excess of net identifiable assets acquired. Approximately $199.4 million of the goodwill and intangible assets recognized are expected to be deductible by the Blue Owl Operating Partnerships for tax purposes.
The acquired investment management agreements and investor relationships had weighted-average amortization periods of 5.5 years and 11.3 years, respectively, from the date of acquisition.
IPI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, January 3, 2025. For the three and six months ended June 30, 2025, the Company’s consolidated results included $48.2 million and $100.5 million of GAAP revenues related to the acquired business, respectively. Given the Company operates through one operating and reportable segment, the impact of the IPI Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $16.7 million and $8.6 million of acquisition-related costs for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
IPI Earnouts
The earnout liability accrued in connection with the IPI Acquisition was contingent upon additional commitments to Blue Owl Digital Infrastructure Fund III (“ODI III”) and was based on the size of these commitments. A portion of this liability pertained to the pro-rated catch-up management fees earned with each subsequent close. These catch-up fees were collected by the Company and then paid to the sellers during the second quarter of 2025, after the final close of ODI III. The remaining earnout liability represented the fair value of additional Common Units the Company issued to the sellers (the “IPI Subsequent Payment”), the value of which was also contingent on the additional commitments to ODI III. The earnout liability related to the IPI Acquisition, including the IPI Subsequent Payment, was settled during the second quarter of 2025.
Goodwill
The following table summarizes the Company’s goodwill:

(dollars in thousands)	Six Months Ended June 30, 2025
Beginning balance	$4,699,465
IPI Acquisition	923,835
Atalaya Acquisition adjustment	1,169
Ending Balance	$5,624,469
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	June 30, 2025	December 31, 2024	Remaining Weighted-Average Amortization Period as of June 30, 2025
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,265,420	11.3 years
Investor relationships	575,300	470,300	8.1 years
Total intangible assets, gross	4,080,720	3,735,720

Accumulated amortization:
Investment management agreements	(838,056)	(685,765)
Investor relationships	(173,857)	(147,203)
Total accumulated amortization	(1,011,913)	(832,968)
Total Intangible Assets, Net	$3,068,807	$2,902,752
The following table presents expected future amortization of finite-lived intangible assets as of June 30, 2025:

(dollars in thousands)
Period	Amortization
July 1, 2025 to December 31, 2025	$177,905
2026	342,611
2027	322,771
2028	316,939
2029	310,598
Thereafter	1,597,983
Total	$3,068,807

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Pro Forma Financial Information
Unaudited pro forma revenues were $703.1 million and $642.6 million for the three months ended June 30, 2025 and 2024, and $1.4 billion and $1.2 billion for the six months ended June 30, 2025 and 2024, respectively. Unaudited pro forma net income attributable to Class A stockholders was $17.4 million and $38.1 million for the three months ended June 30, 2025 and 2024, and $24.9 million and $49.5 million for the six months ended June 30, 2025 and 2024, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and the IPI Acquisition as though the acquisition was consummated on January 1, 2024, and as though the Atalaya, KAM and Prima Acquisitions were consummated on January 1, 2023.
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
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	June 30, 2025	December 31, 2024
Preferred equity investment, at fair value	$272,630	$267,169
Equity investments in the Company’s products, at fair value	87,547	96,956
Equity investments in the Company’s products, equity method	63,742	63,465
Loans and deferred purchase price receivable, at amortized cost (includes $49,078 and $48,094 of investments in the Company’s products, respectively)	55,118	54,186
Investments in the Company’s CLOs, at fair value	6,872	5,169
Total	$485,909	$486,945
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$272,630	$272,630
Equity investments in the Company’s products	—	87,547	—	87,547
CLOs	—	—	6,872	6,872
Total Assets, at Fair Value	$—	$87,547	$279,502	$367,049

Liabilities, at Fair Value
TRA liability	$—	$—	$99,502	$99,502
Earnout liability	—	—	171,698	171,698
Total Liabilities, at Fair Value	$—	$—	$271,200	$271,200

	December 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$267,169	$267,169
Equity investments in the Company’s products	—	96,956	—	96,956
CLOs	—	—	5,169	5,169
Total Assets, at Fair Value	$—	$96,956	$272,338	$369,294

Liabilities, at Fair Value
TRA liability	$—	$—	$108,257	$108,257
Earnout liability	—	529	167,912	168,441
Total Liabilities, at Fair Value	$—	$529	$276,169	$276,698

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$268,263	$7,701	$275,964
Purchases(1)	8,418	—	8,418
Net losses	(4,051)	(829)	(4,880)
Ending Balance	$272,630	$6,872	$279,502
Change in net unrealized losses on assets still recognized at the reporting date	$(4,051)	$(829)	$(4,880)

Six Months Ended June 30, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$267,169	$5,169	$272,338
Purchases(1)	16,499	3,986	20,485
Net losses	(11,038)	(2,283)	(13,321)
Ending Balance	$272,630	$6,872	$279,502
Change in net unrealized losses on assets still recognized at the reporting date	$(11,038)	$(2,283)	$(13,321)

(1)Preferred equity purchases includes $8.4 million and $16.5 million, respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Three Months Ended June 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,377	$2,377
Purchases	253,585	3,700	257,285
Net losses	(4)	(162)	(166)
Ending Balance	$253,581	$5,915	$259,496
Change in net unrealized losses on assets still recognized at the reporting date	$(4)	$(162)	$(166)

Six Months Ended June 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,521	$2,521
Purchases	253,585	3,700	257,285
Net losses	(4)	(306)	(310)
Ending Balance	$253,581	$5,915	$259,496
Change in net unrealized losses on assets still recognized at the reporting date	$(4)	$(306)	$(310)

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

Three Months Ended June 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$97,228	$305,680	$402,908
Settlements	—	(113,350)	(113,350)
Net (gains) losses	2,274	(20,632)	(18,358)
Ending Balance	$99,502	$171,698	$271,200
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$2,274	$(8,666)	$(6,392)

Six Months Ended June 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	(113,350)	(127,906)
Net (gains) losses	5,801	(22,947)	(17,146)
Ending Balance	$99,502	$171,698	$271,200
Change in net unrealized losses on liabilities still recognized at the reporting date	$5,801	$8,698	$14,499

Three Months Ended June 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$107,311	$37,300	$9,646	$154,257
Issuances	—	—	18,600	18,600
Settlements	—	—	(5,000)	(5,000)
Net (gains) losses	2,979	(3,050)	88	17
Ending Balance	$110,290	$34,250	$23,334	$167,874
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$2,979	$(3,050)	$88	$17

Six Months Ended June 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	18,600	18,600
Settlements	(8,551)	—	(87,875)	(96,426)
Net losses	2,443	11,650	490	14,583
Ending Balance	$110,290	$34,250	$23,334	$167,874
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,851	$11,650	$243	$14,744
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
June 30, 2025
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
Earnout Liability
As of June 30, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each defined in Note 3 to the financial statements in the Company’s Annual Report). As of December 31, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts (defined in Note 3 to the financial statements in the Company’s Annual Report), Prima Earnouts, KAM Earnouts and Atalaya Earnouts.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2025:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$272,630	Discounted cash flow	Discount Rate	14%	-	14%	14%	Decrease
CLOs	6,872	Discounted cash flow	Yield	10%	-	15%	12%	Decrease
Total Assets, at Fair Value	$279,502

Liabilities
TRA liability	$99,502	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability:
	171,698	Monte Carlo Simulation	Volatility	21%	-	37%	26%	Increase

Total Liabilities, at Fair Value	$271,200
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$267,169	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	5,169	Discounted cash flow	Yield	10%	-	16%	12%	Decrease
Total Assets, at Fair Value	$272,338

Liabilities
TRA liability	$108,257	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability:
	163,001	Monte Carlo Simulation	Volatility	20%	-	37%	29%	Increase
	4,911	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	167,912

Total Liabilities, at Fair Value	$276,169

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Fair Value of Other Financial Instruments
As of June 30, 2025, the fair value of the Company’s debt obligations was approximately $3.1 billion compared to a carrying value of $3.2 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2024, the fair value of the Company’s debt obligations was approximately $2.5 billion, compared to a carrying value of $2.6 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of June 30, 2025 and December 31, 2024, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $597.1 million and $535.7 million, respectively, compared to a carrying value of $1.5 billion and $1.3 billion, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of June 30, 2025 and December 31, 2024, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$11,003	$10,139	$21,749	$20,898
Short term lease cost	687	125	1,386	162
Net Lease Cost	$11,690	$10,264	$23,135	$21,060

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Lease Cash Flow Information	2025	2024	2025	2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$8,766	$7,572	$17,943	$(1,493)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases(2)	$(2,241)	$17,997	$22,845	$23,492
(1)The amount presented above for the three and six months ended June 30, 2024, includes $0.7 million and $15.4 million of tenant improvement allowances received from the lessor, respectively.
(2)The amount presented above for the three and six months ended June 30, 2025, includes a $2.6 million reduction related to the shortening of a lease term and rent abatements on existing leases.

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	12.6 years	13.1 years

Weighted-average discount rate:
Operating leases	5.6%	5.6%

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2025 to December 31, 2025	$13,898
2026	49,991
2027	48,518
2028	48,392
2029	44,851
Thereafter	378,513
Total Lease Payments	584,163
Imputed interest	(178,107)
Total Lease Liabilities	$406,056

Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $229.5 million related to leases that have not commenced that were entered into as of June 30, 2025. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in our consolidated statements of financial condition. These operating lease payments are anticipated to commence in the third quarter of 2025 and continue for approximately 15 years.
6. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2025	December 31, 2024
Fixed assets, net:
Leasehold improvements	$193,472	$178,398
Furniture and fixtures	39,178	31,553
Computer hardware and software	12,533	9,386
Accumulated depreciation and amortization	(43,263)	(31,588)
Fixed assets, net	201,920	187,749
Receivables	25,442	26,634
Prepaid expenses	48,305	17,768
Unamortized debt issuance costs on revolving credit facilities	8,622	9,678
Other assets	24,340	16,919
Total	$308,629	$258,748

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	June 30, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,968
2031 Notes	6/10/2031	700,000	700,000	—	689,947
2032 Notes	2/15/2032	400,000	400,000	—	393,816
2034 Notes	4/18/2034	1,000,000	1,000,000	—	980,359
2051 Notes	10/7/2051	350,000	350,000	—	338,529
Revolving Credit Facility	7/23/2029	1,725,000	780,000	934,244	780,000
Total		$4,234,800	$3,289,800	$934,244	$3,241,619

	December 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,495
2031 Notes	6/10/2031	700,000	700,000	—	689,097
2032 Notes	2/15/2032	400,000	400,000	—	393,346
2034 Notes	4/18/2034	1,000,000	1,000,000		979,247
2051 Notes	10/7/2051	350,000	350,000	—	338,311
Revolving Credit Facility	7/23/2029	1,725,000	130,000	1,585,621	130,000
Total		$4,234,800	$2,639,800	$1,585,621	$2,588,496
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”), with a borrowing capacity of $1.725 billion that matures on July 23, 2029. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate (a) per annum of adjusted-term secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375%, plus 0.1% term SOFR adjustment, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) adjusted-term SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of June 30, 2025 and December 31, 2024 were 5.67% and 5.72%, respectively. Of the amount borrowed under the Revolving Credit Facility as of June 30, 2025, $400.0 million was repaid subsequent to quarter end.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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
During the six months ended June 30, 2025 and 2024, the Company made TRA payments of $53.5 million and $28.2 million, respectively, inclusive of interest, and including $4.8 million and $2.8 million, respectively, paid to related parties. The table below presents management’s estimate as of June 30, 2025, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2025 to December 31, 2025	$—
2026	66,731
2027	80,046
2028	107,757
2029	134,077
Thereafter	1,297,728
Total Payments	1,686,339
Less adjustment to fair value for contingent consideration	(114,682)
Total TRA Liability	$1,571,657
Unfunded Product Commitments
As of June 30, 2025, the Company had unfunded investment commitments to its products of $36.2 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of June 30, 2025, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Credit Platform
Direct lending	$314,731	$275,246	$613,820	$533,322
Alternative credit	19,318	—	40,503	—
Investment grade credit	16,199	—	32,886	—
Liquid credit	5,555	6,736	13,035	13,535
Other	12,213	6,328	22,146	12,254
Management Fees, Net	368,016	288,310	722,390	559,111
Administrative, transaction and other fees	54,609	67,422	106,219	114,843
Performance revenues	979	188	3,935	363
Total GAAP Revenues - Credit Platform	423,604	355,920	832,544	674,317

Real Assets Platform
Net lease	47,514	40,853	94,350	82,187
Real estate credit	9,687	1,356	20,068	1,356
Digital infrastructure	48,226	—	100,459	—
Management Fees, Net	105,427	42,209	214,877	83,543
Administrative, transaction and other fees	11,444	6,371	21,950	11,547
Performance revenues	—	—	3,356	1,870
Total GAAP Revenues - Real Assets Platform	116,871	48,580	240,183	96,960

GP Strategic Capital Platform
GP minority stakes	154,269	139,489	302,712	279,275
GP debt financing	5,833	5,674	8,225	11,079
Professional sports minority stakes	941	732	1,584	1,964
Strategic Revenue-Share Purchase consideration amortization	(11,117)	(10,660)	(22,233)	(21,320)
Management Fees, Net	149,926	135,235	290,288	270,998
Administrative, transaction and other fees	12,705	10,113	23,577	20,913
Total GAAP Revenues - GP Strategic Capital Platform	162,631	145,348	313,865	291,911
Total GAAP Revenues	$703,106	$549,848	$1,386,592	$1,063,188
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Management Fees Receivable
Beginning balance	$356,413	$243,203
Ending balance	$397,146	$301,894

Administrative, Transaction and Other Fees Receivable
Beginning balance	$67,920	$42,059
Ending balance	$81,967	$54,091

Performance Revenues Receivable
Beginning balance	$1,672	$2,975
Ending balance	$335	$148

Unearned Management Fees
Beginning balance	$7,613	$9,398
Ending balance	$9,619	$11,228
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. The consideration paid in 2021, which includes $455.0 million paid in Class A Shares and $50.2 million in cash, is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over a weighted-average period of 12 years from the date the consideration was paid, which represents the average period over which the related customer revenues are expected to be recognized.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Beginning Balance	$373,528	$417,081
Amortization	(22,233)	(21,320)
Ending Balance	$351,295	$395,761
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
As of June 30, 2025, the total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Omnibus Plan was 175,834,537, of which 69,016,469 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan. The 2021 Omnibus Plan features an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares subject to the 2021 Omnibus Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number of Class A Shares equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Blue Owl Operating Group Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of shares that were available for the issuance of future awards under the 2021 Omnibus Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase the number of shares covered by the 2021 Omnibus Plan by a lesser amount on any such date.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The table below presents information regarding equity-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Business Combination grants	$17,051	$17,649	$28,536	$35,109
Acquisition related	76,837	2,163	159,836	4,266
Other	75,166	40,155	150,358	86,305
Equity-Based Compensation Expense	$169,054	$59,967	$338,730	$125,680
Corresponding tax benefit	$699	$440	$2,977	$1,265

Fair value of RSUs settled in Class A Shares	$1,102	$1,235	$68,417	$23,815
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $457.8 million as of June 30, 2025.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of June 30, 2025, unamortized expense related to the Services Agreement was $658.8 million, with a remaining amortization period of 2.8 years.
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
The Registrant is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Blue Owl Operating Group. Further, the Registrant’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and its underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Blue Owl Operating Group and its underlying assets and liabilities are based on estimates of the Company’s tax returns, which are subject to finalization. Blue Owl Holdings is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as the New York City unincorporated business tax (“UBT”).
The Company had an effective tax rate of 16.3% and 14.0% for the three and six months ended June 30, 2025, respectively, and 11.6% for the three and six months ended June 30, 2024. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The Company regularly evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2025, the Company has not recorded any valuation allowances.
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
June 30, 2025
12. EARNINGS PER SHARE
The table below presents the treatment for basic and diluted earnings per share for the Registrant’s outstanding instruments, as well as the treatment for diluted earnings per share for the Blue Owl Operating Group’s outstanding instruments. Instruments that could potentially dilute the earnings are included in the calculation only if they would have a dilutive effect.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Included	Included
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Prima Earnouts - portion payable in Class A Shares(3)	Contingently issuable shares	Contingently issuable shares
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(4)	n/a	If-converted method
Unvested Incentive Units(4)	n/a	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Prima Earnouts - portion payable in Common Units(3)	n/a	Contingently issuable shares - If-converted method
Compensation-classified Atalaya Earnouts(5)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Contingent consideration-classified Atalaya Earnouts(5)	n/a	Contingently issuable shares - If-converted method
Services Agreement-related Incentive Units(6)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
IPI Subsequent Payment(7)	n/a	Contingently issuable shares - If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,972,391 and 11,703,483 for the three and six months ended June 30, 2025, respectively, and 12,082,140 and 12,090,379 for the three and six months ended June 30, 2024, respectively.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income attributable to Blue Owl Capital Inc. for the period.
(3)As of June 30, 2025, the Prima Triggering Event (defined in Note 3 to the financial statements in our Annual Report) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the three and six months ended June 30, 2025. Had June 30, 2025 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.
(5)As of June 30, 2025, the Atalaya Triggering Event (defined in Note 3 to the financial statements in our Annual Report) with respect to the Atalaya Earnouts had not occurred. Had June 30, 2025 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
(6)As of June 30, 2025, the contingencies related to the Services Agreement payments have not yet been resolved. Had June 30, 2025 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025.
(7)As of June 30, 2025, the contingencies related to the IPI Subsequent Payment have been resolved, as the related Common Units were issued during the three months ended June 30, 2025, and therefore the Common Units related to the IPI Subsequent Payment have been included in the calculation of diluted earnings per share as of the beginning of the period in which the conditions were satisfied (i.e., the second quarter of 2025).

Three Months Ended June 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$17,426	649,685,215	$0.03
Effect of dilutive securities:
Unvested RSUs	—	5,805,842		—
Vested Common Units	—	—		910,402,615
Vested Incentive Units	—	—		8,304,892
Unvested Incentive Units	—	—		22,500,154
Prima Earnouts	—	—		—
IPI Subsequent Payment	(4,800)	564,979		—
Diluted	$12,626	656,056,036	$0.02

Six Months Ended June 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$24,856	637,835,492	$0.04
Effect of dilutive securities:
Unvested RSUs	—	7,728,855		—
Vested Common Units	—	—		917,526,819
Vested Incentive Units	—	—		8,416,456
Unvested Incentive Units	—	—		21,717,612
IPI Subsequent Payment	(10,496)	1,775,764		—
Diluted	$14,360	647,340,111	$0.02

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

Three Months Ended June 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$33,945	530,100,825	$0.06
Effect of dilutive securities:
Unvested RSUs	—	9,291,978		—
Warrants	—	—		5,000,000
Vested Common Units	—	—		914,634,647
Vested Incentive Units	—	—		8,682,288
Unvested Incentive Units	—	—		25,120,357
Diluted	$33,945	539,392,803	$0.06

Six Months Ended June 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$59,036	509,268,023	$0.12
Effect of dilutive securities:
Unvested RSUs	—	8,988,697		—
Warrants	(4,014)	1,773,918		—
Vested Common Units	—	—		933,113,759
Vested Incentive Units	—	—		8,659,286
Unvested Incentive Units	—	—		25,201,657
Diluted	$55,022	520,030,638	$0.11
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

(dollars in thousands)	June 30, 2025	December 31, 2024
Management fees	$396,413	$349,704
Performance revenues	335	1,672
Administrative fees	81,967	67,920
Other expenses paid on behalf of the Company’s products and other related parties	143,632	129,434
Due from Related Parties	$622,347	$548,730

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $27.7 million and $58.1 million for the three and six months ended June 30, 2025, respectively, and $23.9 million and $47.9 million for the three and six months ended June 30, 2024, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $28.7 million and $55.5 million for the three and six months ended June 30, 2025, respectively, and $20.2 million and $36.9 million for the three and six months ended June 30, 2024, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $2.7 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $(6.0) million and $(7.8) million for the three and six months ended June 30, 2024, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company to the extent that such reimbursement is eligible under such product’s agreements and in accordance with applicable policies and procedures. The Company does not bear any operating, personnel or maintenance costs associated with these aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2026. As of June 30, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2025, respectively. As of June 30, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.4 million of interest income for the three and six months ended June 30, 2024, respectively.
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025, and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and will recognize the discount as interest income over the two-year deferred payment period. As a result of the sale and discount on the receivable, the Company recognized a loss of $4.9 million for the year ended December 31, 2024. As of June 30, 2025,$41.6 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.0 million of interest income for the three and six months ended June 30, 2025, respectively.
14. SUBSEQUENT EVENTS
Dividend
On July 31, 2025, the Company announced a cash dividend of $0.225 per Class A Share. The dividend is payable on August 28, 2025, to holders of record as of the close of business on August 14, 2025.
Tax Law Change
On July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (the "Act"), also known as the "One Big Beautiful Bill," which includes significant amendments to the Internal Revenue Code. The Company is currently evaluating the potential impact of this legislation on its consolidated financial statements, and the full effect on the Company's tax assets and liabilities is not yet known. Any material effects will be reflected in the third quarter, as the Act was enacted following the end of the second quarter.