Form 10-Q
period 2025-09-30
BLUE OWL CAPITAL INC.
filed 2025-11-03
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2025
Class A common stock, par value $0.0001	664,801,995
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	590,130,089
Class D common stock, par value $0.0001	304,699,203

DEFINED TERMS

Annual Report	Refers to our annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K on February 21, 2025.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the Financial Statements. For a description of our business, please see “Item 1. Business” in our Annual Report.
The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part II Other Information - Item 1A. Risk Factors.”
Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income Attributable to Blue Owl Capital Inc.	$6,310	$29,805	$31,166	$88,841

Fee-Related Earnings(1)	$376,175	$326,862	$1,079,909	$913,035

Distributable Earnings(1)	$341,002	$301,007	$926,532	$814,071
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $295.6 billion FPAUM: $183.8 billion

Credit AUM: $152.1 billion FPAUM: $97.3 billion	Real Assets AUM: $74.7 billion FPAUM: $46.3 billion	GP Strategic Capital AUM: $68.8 billion FPAUM: $40.2 billion

Direct Lending AUM: $111.6 billion FPAUM: $63.9 billion	Net Lease AUM: $43.1 billion FPAUM: $20.0 billion	GP Minority Stakes AUM: $64.9 billion FPAUM: $38.3 billion
Alternative Credit AUM: $12.7 billion FPAUM: $7.4 billion	Real Estate Credit AUM: $16.1 billion FPAUM: $14.8 billion	GP Debt Financing AUM: $2.8 billion FPAUM: $1.4 billion
Investment Grade Credit AUM: $18.5 billion FPAUM: $17.7 billion	Digital Infrastructure AUM: $15.4 billion FPAUM: $11.5 billion	Professional Sports Minority Stakes AUM: $1.1 billion FPAUM: $0.5 billion
Liquid Credit AUM: $6.2 billion FPAUM: $5.7 billion
Other AUM: $3.2 billion FPAUM: $2.6 billion

All amounts shown as of September 30, 2025, totals may not sum due to rounding.

As of September 30, 2025, our AUM was $295.6 billion, which included $183.8 billion of FPAUM. As of September 30, 2025, we had $28.4 billion in AUM not yet paying fees, providing approximately $361 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the third quarter of 2025, global equity and debt markets were constructive as the S&P 500 reached another all-time high and credit spreads remained relatively tight. The 10-year Treasury yield declined during the quarter to 4.15%, reflecting some slowing jobs growth data that factored into the Federal Reserve’s decision to cut the federal funds rate by 25 basis points in September 2025.
We continued to see strong growth across our platform, measured across earnings, ongoing fundraising, and new capital deployment. Blue Owl has now reported 18 consecutive quarters of management fee and fee-related earnings growth, reflecting growth in each quarter since we became a public company. Over the past twelve months, approximately 85% and 86% of our GAAP and FRE management fees, respectively, were generated by Permanent Capital and the remainder was predominantly from long-dated capital, with no meaningful pressure on our asset base from redemptions.
We raised $14.4 billion of new capital commitments during the third quarter of 2025, resulting in a record $57.0 billion of total capital raised over the last twelve months. Fundraising, capital deployment, and acquisitions contributed to management fee growth of approximately 30% over the last twelve months, compared with the prior corresponding period. We ended the third quarter of 2025 with substantial available capital to deploy, reporting approximately $28.4 billion of AUM not yet paying fees.
Generally accommodative markets during the third quarter resulted in higher levels of both announced and completed M&A activity in the U.S. Over the last twelve months, Blue Owl’s direct lending strategy has seen gross deployment of $46.8 billion and net funded deployment of $12.1 billion, and in the third quarter of 2025 we experienced an increase in new direct lending origination activity and a pickup in pipeline activity.
The artificial intelligence economy remained at the forefront of investors’ minds during the third quarter, with hyperscalers continuing to commit to substantial investment in mission-critical infrastructure such as data centers. In Blue Owl’s Real Assets platform, we continue to execute on a record pipeline of data center opportunities across our net lease and digital infrastructure strategies, with Blue Owl taking a leadership role on all three of the largest data center financings in the space. More broadly across net lease, we continue to see a substantial deployment opportunity in areas such as logistics and manufacturing onshoring.
Across the alternatives industry, the consolidation trend continues to favor scale as market share accrues to the larger and more diversified managers who are raising the largest funds. We continue to see attractive deployment opportunities for our GP Strategic Capital products, having committed approximately $5 billion of capital year-to-date out of the latest flagship GP minority stakes vintage. We also completed our largest strip sales transactions to date, totaling over $2.5 billion during the third quarter. In aggregate across the last twelve months, our GP Strategic Capital flagship products have distributed $4 billion to investors through these innovative transactions. These transactions provide valuable liquidity for existing investors in these products, situating our products within the top quartile on distributions to paid in.
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
As of September 30, 2025, assets under management related to us, our executives and other employees totaled approximately $6.1 billion (including $2.9 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $361 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of September 30, 2025, totals may not sum due to rounding.

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

## Management Fees
## Nine Months Ended September 30, 2025

11%
6%
83%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$145,468	$71,486	$67,131	$284,085	$95,104	$39,208	$57,844	$192,156
Acquisitions	—	—	—	—	27,803	4,324	—	32,127
New capital raised	5,572	2,955	2,717	11,244	3,133	1,271	3,482	7,886
Change in debt	2,404	711	—	3,115	2,973	(39)	500	3,434
Distributions	(3,247)	(861)	(1,568)	(5,676)	(1,758)	(739)	(660)	(3,157)
Change in value / other	1,943	391	510	2,844	1,188	88	861	2,137
Ending Balance	$152,140	$74,682	$68,790	$295,612	$128,443	$44,113	$62,027	$234,583

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$135,710	$49,374	$66,035	$251,119	$84,632	$26,856	$54,199	$165,687
Acquisitions	—	14,206	—	14,206	27,803	15,174	—	42,977
New capital raised	15,375	10,907	3,720	30,002	9,596	2,979	5,432	18,007
Change in debt	6,825	853	—	7,678	8,211	696	500	9,407
Distributions	(9,165)	(2,253)	(2,468)	(13,886)	(4,676)	(1,207)	(1,389)	(7,272)
Change in value / other	3,395	1,595	1,503	6,493	2,877	(385)	3,285	5,777
Ending Balance	$152,140	$74,682	$68,790	$295,612	$128,443	$44,113	$62,027	$234,583
Credit. The increase in AUM for the nine months ended September 30, 2025 was driven by the following:
•$15.4 billion of new capital raised, primarily driven by $10.1 billion in direct lending products reflecting continued private wealth fundraising in OCIC and OTIC, $1.9 billion in alternative credit products and $1.5 billion in investment grade credit products.
•$6.8 billion of additional net debt commitments, primarily in direct lending, as we continue to opportunistically manage leverage in our BDCs.

•$9.2 billion of distributions, which primarily relates to distributions paid from our BDCs, CLOs and alternative credit products. Redemptions and repurchases from these products were not material.
•$3.4 billion of overall appreciation across the platform, primarily in direct lending.
Real Assets. The increase in AUM for the nine months ended September 30, 2025 was driven by $14.2 billion added in connection with the IPI Acquisition, as well as new capital raised of $10.9 billion across various products, primarily in our seventh vintage net lease product, Blue Owl Real Estate Net Lease Trust (“ORENT”), our net lease REIT, and Blue Owl Digital Infrastructure Fund III (“ODI III”), our third vintage digital infrastructure drawdown product.
GP Strategic Capital. The increase in AUM for the nine months ended September 30, 2025 was driven by new capital raised of $3.7 billion primarily in our GP minority stakes strategy, including new vehicles that recently acquired assets from a prior vintage product, and our sixth vintage product, as well as overall appreciation of $1.5 billion, partially offset by distributions of $2.5 billion, primarily in our GP minority stakes strategy.
Changes in FPAUM

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$93,684	$45,366	$38,432	$177,482	$63,736	$25,025	$32,788	$121,549
Acquisitions	—	—	—	—	22,841	4,053	—	26,894
New capital raised / deployed	5,494	2,708	2,801	11,003	3,500	1,425	2,420	7,345
Fee basis step down	(60)	(1,029)	—	(1,089)	—	—	—	—
Distributions	(2,904)	(987)	(968)	(4,859)	(1,621)	(824)	(98)	(2,543)
Change in value / other	1,063	265	(22)	1,306	845	86	6	937
Ending Balance	$97,277	$46,323	$40,243	$183,843	$89,301	$29,765	$35,116	$154,182

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$90,957	$31,500	$37,337	$159,794	$57,074	$14,547	$31,075	$102,696
Acquisitions	—	10,723	—	10,723	22,841	13,483	—	36,324
New capital raised / deployed	11,528	6,568	4,012	22,108	11,350	3,283	4,133	18,766
Fee basis step down	(60)	(1,029)	—	(1,089)	—	—	—	—
Distributions	(7,657)	(2,320)	(1,203)	(11,180)	(4,325)	(1,292)	(98)	(5,715)
Change in value / other	2,509	881	97	3,487	2,361	(256)	6	2,111
Ending Balance	$97,277	$46,323	$40,243	$183,843	$89,301	$29,765	$35,116	$154,182
Credit. The increase in FPAUM for the nine months ended September 30, 2025 was driven by the following:
•$11.5 billion of new capital raised, primarily driven by $7.8 billion new capital raised in direct lending products reflecting continued private wealth fundraising in OCIC and $2.0 billion in alternative credit products.
•$7.7 billion of distributions, which primarily relate to distributions paid from our BDCs, CLOs and investment grade credit products. Redemptions and repurchases from these products were not material.
•$2.5 billion of overall appreciation across the platform, primarily in direct lending.
Real Assets. The increase in FPAUM for the nine months ended September 30, 2025 was driven by the $10.7 billion added in connection with the IPI Acquisition, as well as capital raised and deployed of $6.6 billion, primarily in ORENT and ODI III.
GP Strategic Capital. The increase in FPAUM for the nine months ended September 30, 2025 was driven by new capital raised of $4.0 billion primarily in our GP minority stakes strategy, including new vehicles that recently acquired assets from a prior vintage product, and our sixth vintage product.

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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (6)	Invested Capital (7)	Realized Proceeds (8)	Unrealized Value (9)	Total Value	Gross (10)	Net (11)	Gross (12)	Net (13)
Direct Lending
Blue Owl Capital Corporation (1)(2)	2016	$21,310	$7,736	$7,736	$4,109	$7,682	$11,791	1.75x	1.52x	13.9%	9.9%
Blue Owl Credit Income Corp. (1)(3)	2020	$37,750	$19,294	$17,395	$3,047	$17,495	$20,542	NM	1.18x	NM	10.3%
Blue Owl Technology Finance Corp. (1)(4)	2018	$16,736	$7,707	$7,707	$1,283	$7,985	$9,268	1.26x	1.20x	12.3%	9.2%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (5)	2021	$1,804	$1,849	$1,711	$465	$1,933	$2,398	1.45x	1.40x	19.5%	14.7%

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

Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV	2017	$883	$1,250	$1,239	$1,505	$349	$1,854	1.62x	1.50x	19.1%	15.8%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,382	$4,868	$4,793	$1,968	$3,811	$5,779	1.22x	1.21x	7.9%	7.3%
Blue Owl Real Estate Fund V	2020	$4,241	$2,500	$2,500	$1,083	$2,136	$3,219	1.40x	1.29x	14.1%	10.3%
Blue Owl Real Estate Net Lease Trust (1)	2022	$10,113	$7,418	$7,418	$446	$6,105	$6,551	NM	NM	NM	NM
Blue Owl Real Estate Fund VI	2022	$7,592	$5,163	$2,693	$157	$3,079	$3,236	1.28x	1.20x	26.8%	19.3%
Digital Infrastructure
Blue Owl Digital Infrastructure Fund I (2)	2016	$2,106	$1,484	$1,730	$1,337	$1,853	$3,190	1.98x	1.84x	17.6%	13.2%
Blue Owl Digital Infrastructure Fund II (2)	2020	$5,088	$3,805	$3,494	$28	$4,764	$4,792	1.45x	1.37x	13.9%	9.3%
Blue Owl Digital Infrastructure Fund III (2)	2022	$7,629	$7,170	$2,622	$—	$3,082	$3,082	1.30x	1.18x	33.5%	11.5%

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
(3)Invested capital includes investments by the general partner, capital calls, dividends reinvested, recallable and recycled capital which has been reinvested, and periodic investor closes, as applicable.
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
GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes I	2011	$773	$1,284	$1,266	$818	$559	$1,377	1.24x	1.09x	3.6%	1.2%
Blue Owl GP Stakes II	2014	$2,757	$2,153	$1,963	$1,156	$2,036	$3,192	1.94x	1.63x	12.4%	8.4%
Blue Owl GP Stakes III	2015	$9,794	$5,318	$3,292	$4,469	$5,337	$9,806	3.72x	2.98x	28.7%	22.3%
Blue Owl GP Stakes IV	2018	$15,312	$9,041	$6,621	$5,964	$8,226	$14,190	2.64x	2.14x	53.1%	34.3%
Blue Owl GP Stakes V	2020	$14,433	$12,852	$7,381	$2,826	$5,914	$8,740	1.36x	1.18x	25.6%	12.5%

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
Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $150,441 and $140,676)	$645,655	$523,309	$122,346
Administrative, transaction and other fees	82,147	77,289	4,858
Performance revenues	188	280	(92)
Total Revenues, Net	727,990	600,878	127,112
Expenses
Compensation and benefits	341,374	271,107	70,267
Amortization of intangible assets	92,652	68,674	23,978
General, administrative and other expenses	181,288	121,329	59,959
Total Expenses	615,314	461,110	154,204
Other Loss
Net gains on investments	9,736	3,748	5,988
Interest and dividend income	11,645	12,213	(568)
Interest expense	(42,352)	(34,102)	(8,250)
Change in TRA liability	(2,980)	6,849	(9,829)
Change in warrant liability	—	(6,300)	6,300
Change in earnout liability	(33,404)	(10,056)	(23,348)
Total Other Loss	(57,355)	(27,648)	(29,707)
Income Before Income Taxes	55,321	112,120	(56,799)
Income tax expense	7,948	12,796	(4,848)
Consolidated Net Income	47,373	99,324	(51,951)
Net income attributable to noncontrolling interests	(41,063)	(69,519)	28,456
Net Income Attributable to Blue Owl Capital Inc.	$6,310	$29,805	$(23,495)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $76.4 million, including an increase in Part I Fees of $10.9 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products increased $19.1 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024.
•Real Assets increased $42.1 million, primarily due to management fees of $30.4 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.
•GP Strategic Capital increased $3.8 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$9.5 million increase in dealer manager revenues, primarily due to growth in the distribution of OCIC and ORENT.

•$3.9 million decrease in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$35.2 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$21.7 million increase in amortization primarily related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$13.4 million increase in amortization related to acquisition-related equity compensation, primarily due to the Atalaya Earnouts (as defined in Note 3 to the financial statements in our Annual Report), as the Atalaya Acquisition closed near the end of the third quarter of 2024.
Amortization of Intangible Assets. Amortization of intangible assets increased $24.0 million, primarily due to intangible assets acquired in connection with the IPI Acquisition and Atalaya Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily due to the following:
•$60.4 million increase related to the Services Agreement (as defined in Note 1 to our Financial Statements), which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$43.2 million offsetting decrease in Transaction Expenses (as defined below), primarily due to lower costs incurred in the current-year period, compared to costs incurred in the prior-year period related to the KAM Acquisition and Atalaya Acquisition.
•$10.0 million increase in dealer manager expenses, primarily due to growth in the distribution of OCIC and ORENT.
•$5.3 million increase related to expense support for certain products that we manage.
•$27.5 million increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, driven by our continued growth.
Other Loss
Interest Expense. The increase in interest expense was primarily driven by higher average debt outstanding, reflecting a higher average balance on our Revolving Credit Facility (as defined in Note 7 to our Financial Statements).
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by the change in fair value of the KAM Earnouts (as defined in Note 3 to the financial statements in our Annual Report).
Income Tax Expense
The change in income tax expense was due to lower pre-tax income in the current period as a result of the drivers discussed above. Please see Note 11 to our Financial Statements for a discussion of the significant tax differences that impacted our effective tax rate.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represent an approximately 58% and 61% weighted average economic interest in the Blue Owl Operating Group for the three months ended September 30, 2025 and 2024, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $420,962 and $390,279)	$1,873,210	$1,436,961	$436,249
Administrative, transaction and other fees	233,893	224,592	9,301
Performance revenues	7,479	2,513	4,966
Total Revenues, Net	2,114,582	1,664,066	450,516
Expenses
Compensation and benefits	993,614	723,001	270,613
Amortization of intangible assets	271,597	181,603	89,994
General, administrative and other expenses	560,119	291,535	268,584
Total Expenses	1,825,330	1,196,139	629,191
Other Loss
Net gains (losses) on investments	(384)	9,545	(9,929)
Interest and dividend income	33,890	30,755	3,135
Interest expense	(122,862)	(89,301)	(33,561)
Change in TRA liability	(9,282)	4,890	(14,172)
Change in warrant liability	—	(17,950)	17,950
Change in earnout liability	(10,457)	(10,711)	254
Total Other Loss	(109,095)	(72,772)	(36,323)
Income Before Income Taxes	180,157	395,155	(214,998)
Income tax expense	25,418	45,764	(20,346)
Consolidated Net Income	154,739	349,391	(194,652)
Net income attributable to noncontrolling interests	(123,573)	(260,550)	136,977
Net Income Attributable to Blue Owl Capital Inc.	$31,166	$88,841	$(57,675)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $239.7 million, including an increase in Part I Fees of $33.4 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products increased $59.6 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024, as well as an increase in management fees of $37.2 million from investment grade credit products, primarily as a result of the KAM Acquisition closing in July 2024.
•Real Assets increased $173.5 million, primarily due to management fees of $130.9 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Management fees from digital infrastructure included $35.1 million of catch-up fees, substantially all of which were paid as contingent consideration to the sellers of the IPI business. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.
•GP Strategic Capital increased $23.1 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$28.1 million increase in dealer manager revenues, primarily due to growth in the distribution of OCIC and ORENT.
•$17.1 million increase in administrative fees, driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.

•$35.8 million offsetting decrease in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$140.9 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$84.6 million increase in amortization primarily related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$45.2 million increase in amortization related to acquisition-related equity compensation, primarily due to the Atalaya Earnouts, as the Atalaya Acquisition closed in the third quarter of 2024. See Note 3 to the financial statements in our Annual Report for additional information.
Amortization of Intangible Assets. Amortization of intangible assets increased $90.0 million, primarily due to intangible assets acquired in connection with the IPI Acquisition, Atalaya Acquisition, KAM Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$178.8 million increase related to the Services Agreement, which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$28.5 million offsetting decrease in Transaction Expenses, as costs incurred related to the IPI Acquisition and BDC-related corporate actions in the current-year period were lower than the costs incurred related to the KAM Acquisition, Atalaya Acquisition and Prima Acquisition in the prior-year period.
•$27.8 million increase related to dealer manager expenses, primarily due to growth in the distribution of OCIC and ORENT.
•$13.8 million increase related to expense support for certain products that we manage.
•$76.7 million increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, driven by our continued growth.
Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of the 6.250% Senior Notes due 2034 (the “2034 Notes”) in April 2024 and June 2024, and a higher average balance on our Revolving Credit Facility.
Change in TRA Liability. The change in the TRA liability for the current year period was driven by the passage of time. The change in the TRA liability for the prior period was driven by a higher discount rate.
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

Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represented an approximately 59% and 64% weighted average economic interest in the Blue Owl Operating Group for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.
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
Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
FRE revenues	$686,997	$568,327	$118,670
FRE expenses	294,750	231,104	63,646
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(16,072)	(10,361)	(5,711)
Fee-Related Earnings	$376,175	$326,862	$49,313
Distributable Earnings	$341,002	$301,007	$39,995
Fee-Related Earnings and Distributable Earnings for the three months ended September 30, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
Credit Platform
Direct lending	$348,061	$296,974	$51,087
Alternative credit	19,755	671	19,084
Investment grade credit	17,621	13,260	4,361
Liquid credit	5,363	7,750	(2,387)
Other	10,805	6,555	4,250
Management Fees, Net(1)	401,605	325,210	76,395
Administrative, transaction and other fees	27,671	31,192	(3,521)
FRE performance revenues	188	280	(92)
FRE Revenues - Credit Platform	429,464	356,682	72,782

Real Assets Platform
Net lease	50,963	41,246	9,717
Real estate credit	10,462	8,459	2,003
Digital infrastructure	30,415	—	30,415
Management Fees, Net	91,840	49,705	42,135
Administrative, transaction and other fees	634	456	178
FRE performance revenues	—	—	—
FRE Revenues - Real Assets Platform	92,474	50,161	42,313

GP Strategic Capital Platform
GP minority stakes	157,486	152,633	4,853
GP debt financing	4,501	6,120	(1,619)
Professional sports minority stakes	1,267	757	510
Management Fees, Net(2)	163,254	159,510	3,744
Administrative, transaction and other fees	1,805	1,974	(169)
FRE Revenues - GP Strategic Capital Platform	165,059	161,484	3,575
Total FRE Revenues	$686,997	$568,327	$118,670

(1)Includes $2.2 million and $0.7 million of catch-up fees for the three months ended September 30, 2025 and 2024, respectively.
(2)Includes $0.5 million and $2.6 million of catch-up fees for the three months ended September 30, 2025 and 2024, respectively.
FRE Management Fees. For the three months ended September 30, 2025, the increase in FRE management fees was primarily driven by the following:
•Credit increased $76.4 million, including an increase in Part I Fees of $10.9 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products increased $19.1 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024.
•Real Assets increased $42.1 million, primarily due to management fees of $30.4 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.
•GP Strategic Capital increased $3.7 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.

FRE Administrative, Transaction and Other Fees. For the three months ended September 30, 2025, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $3.9 million in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
FRE compensation and benefits	$208,163	$171,916	$36,247
FRE general, administrative and other expenses	86,587	59,188	27,399
Total FRE Expenses	$294,750	$231,104	$63,646
FRE Compensation and Benefits. For the three months ended September 30, 2025, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended September 30, 2025, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, reflecting our increased headcount due to our continued growth.
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
Fee-Related Earnings and Distributable Earnings Summary

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
FRE revenues	$1,953,239	$1,574,881	$378,358
FRE expenses	837,756	636,016	201,740
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(35,574)	(25,830)	(9,744)
Fee-Related Earnings	$1,079,909	$913,035	$166,874
Distributable Earnings	$926,532	$814,071	$112,461
Fee-Related Earnings and Distributable Earnings for the nine months ended September 30, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
Credit Platform
Direct lending	$961,881	$830,296	$131,585
Alternative credit	60,258	671	59,587
Investment grade credit	50,507	13,260	37,247
Liquid credit	18,398	21,285	(2,887)
Other	32,951	18,809	14,142
Management Fees, Net(1)	1,123,995	884,321	239,674
Administrative, transaction and other fees	68,163	97,170	(29,007)
FRE performance revenues	1,157	643	514
FRE Revenues - Credit Platform	1,193,315	982,134	211,181

Real Assets Platform
Net lease	145,313	123,433	21,880
Real estate credit	30,530	9,815	20,715
Digital infrastructure	97,221	—	97,221
Management Fees, Net(2)	273,064	133,248	139,816
Administrative, transaction and other fees	1,856	577	1,279
FRE performance revenues	3,205	1,870	1,335
FRE Revenues - Real Assets Platform	278,125	135,695	142,430

GP Strategic Capital Platform
GP minority stakes	460,198	431,908	28,290
GP debt financing	12,726	17,199	(4,473)
Professional sports minority stakes	2,851	2,721	130
Management Fees, Net(3)	475,775	451,828	23,947
Administrative, transaction and other fees	6,024	5,224	800
FRE Revenues - GP Strategic Capital Platform	481,799	457,052	24,747
Total FRE Revenues	$1,953,239	$1,574,881	$378,358

(1)Includes $9.2 million and $1.2 million of catch-up fees for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes $1.5 million of catch-up fees for the nine months ended September 30, 2025. There were no catch-up fees for the nine months ended September 30, 2024.
(3)Includes $1.3 million and $5.1 million of catch-up fees for the nine months ended September 30, 2025 and 2024, respectively.
FRE Management Fees. For the nine months ended September 30, 2025, the increase in FRE management fees was primarily driven by the following:
•Credit increased $239.7 million, including an increase in Part I Fees of $33.4 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products increased $59.6 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024, as well as an increase in management fees of $37.2 million from investment grade credit products, primarily as a result of the KAM Acquisition closing in July 2024.
•Real Assets increased $139.8 million, primarily due to management fees of $97.2 million related to digital infrastructure products as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.
•GP Strategic Capital increased $23.9 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.

FRE Administrative, Transaction and Other Fees. For the nine months ended September 30, 2025, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $35.8 million in fee income earned for services provided to portfolio companies, reflecting a decrease in the volume of transactions on which we earn such fees.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
FRE compensation and benefits	$585,027	$458,784	$126,243
FRE general, administrative and other expenses	252,729	177,232	75,497
Total FRE Expenses	$837,756	$636,016	$201,740
FRE Compensation and Benefits. For the nine months ended September 30, 2025, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the nine months ended September 30, 2025, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, reflecting our increased headcount due to our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Net Income Attributable to Class A Shares	$6,310	$29,805	$31,166	$88,841
Net income attributable to noncontrolling interests	41,063	69,519	123,573	260,550
Income tax expense	7,948	12,796	25,418	45,764
GAAP Income Before Income Taxes	55,321	112,120	180,157	395,155
Strategic Revenue-Share Purchase consideration amortization	11,044	11,116	33,277	32,436
DE performance revenues	—	—	(3,117)	—
DE performance revenues compensation	—	—	2,650	—
IPI Acquisition-related catch-up fees payable to sellers	—	—	(33,653)	—
Equity-based compensation - other	80,807	58,898	231,165	145,203
Equity-based compensation - acquisition-related	75,446	2,077	235,282	6,343
Equity-based compensation - Business Combination grants	16,835	16,632	45,371	51,741
Acquisition-related cash amortization	979	—	4,587	—
Capital-related compensation	330	732	2,446	2,326
Amortization of intangible assets	92,652	68,674	271,597	181,603
Transaction Expenses	31	43,186	34,560	63,021
Expense support	1,447	(3,860)	2,066	(11,735)
Net gains (losses) on investments	(9,736)	(3,748)	384	(9,545)
Change in TRA liability	2,980	(6,849)	9,282	(4,890)
Change in warrant liability	—	6,300	—	17,950
Change in earnout liability	33,404	10,056	10,457	10,711
Interest and dividend income	(11,645)	(12,213)	(33,890)	(30,755)
Interest expense	42,352	34,102	122,862	89,301
Fee-Related Earnings Before Noncontrolling Interests	392,247	337,223	1,115,483	938,865
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(16,072)	(10,361)	(35,574)	(25,830)
Fee-Related Earnings	376,175	326,862	1,079,909	913,035
DE performance revenues	—	—	3,117	—
DE performance revenues compensation	—	—	(2,650)	—
Interest and dividend income	11,645	12,213	33,890	30,755
Interest expense	(42,352)	(34,102)	(122,862)	(89,301)
Taxes and TRA payments	(4,466)	(3,966)	(64,872)	(40,418)
Distributable Earnings	$341,002	$301,007	$926,532	$814,071

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Revenues	$727,990	$600,878	$2,114,582	$1,664,066
Strategic Revenue-Share Purchase consideration amortization	11,044	11,116	33,277	32,436
DE performance revenues	—	—	(3,117)	—
IPI Acquisition-related catch-up fees payable to sellers	—	—	(33,653)	—
Reimbursed expenses	(52,037)	(43,667)	(157,850)	(121,621)
FRE Revenues	$686,997	$568,327	$1,953,239	$1,574,881

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP Compensation and Benefits	$341,374	$271,107	$993,614	$723,001
DE performance revenues compensation	—	—	(2,650)	—
Equity-based compensation - other	(80,807)	(58,898)	(231,165)	(145,203)
Equity-based compensation - acquisition-related	(15,077)	(2,077)	(56,492)	(6,343)
Equity-based compensation - Business Combination grants	(16,835)	(16,632)	(45,371)	(51,741)
Acquisition-related cash amortization	(979)	—	(4,587)	—
Capital-related compensation	(330)	(732)	(2,446)	(2,326)
Reimbursed expenses	(19,183)	(20,852)	(65,876)	(58,604)
FRE Compensation and Benefits	$208,163	$171,916	$585,027	$458,784

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP General, Administrative and Other Expenses	$181,288	$121,329	$560,119	$291,535
Equity-based compensation - acquisition-related	(60,369)	—	(178,790)	—
Transaction Expenses	(31)	(43,186)	(34,560)	(63,021)
Expense support	(1,447)	3,860	(2,066)	11,735
Reimbursed expenses	(32,854)	(22,815)	(91,974)	(63,017)
FRE General, Administrative and Other Expenses	$86,587	$59,188	$252,729	$177,232

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income Before Income Taxes	$55,321	$112,120	$180,157	$395,155
GAAP Revenues	$727,990	$600,878	$2,114,582	$1,664,066
GAAP Margin	8%	19%	9%	24%

Fee-Related Earnings Before Noncontrolling Interests	$392,247	$337,223	$1,115,483	$938,865
FRE Revenues	$686,997	$568,327	$1,953,239	$1,574,881
FRE Margin	57%	59%	57%	60%
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
We ended the third quarter of 2025 with $137.3 million of cash and cash equivalents and approximately $1.6 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
•Pay the KAM Earnouts; and/or
•Fund debt and equity investment commitments to existing or future products.
Debt Obligations
As of September 30, 2025, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $770.0 million outstanding under our Revolving Credit Facility as of September 30, 2025, which was amended in August 2025, among other things, to increase the total borrowing capacity to $2.425 billion (subject to a potential increase to $3.0 billion upon the satisfaction of certain conditions) and to extend the maturity date to August 8, 2030. Of the amount borrowed under the Revolving Credit Facility as of September 30, 2025, $430.0 million was repaid subsequent to quarter end. The Third Amendment to the Amended and Restated Credit Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2025, incorporated by reference in Exhibit 10.1 to this report.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of September 30, 2025, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.7 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
On February 5, 2025, Blue Owl’s Board authorized the 2025 Program (as defined in Note 1 to our Financial Statements). Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 114,228 Class A Shares under the 2025 Program during the nine months ended September 30, 2025. There were no repurchases made under the 2025 Program during the three months ended September 30, 2025.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and nine months ended September 30, 2025, 1,141,914 RSUs with a fair value of $22.4 million and 3,391,683 RSUs with a fair value of $76.2 million, respectively, were withheld to satisfy tax withholding obligations. During the three and nine months ended September 30, 2024, 950,196 RSUs with a fair value of $16.8 million and 1,951,014 RSUs with a fair value of $34.9 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts (as defined in Note 3 to the financial statements in our Annual Report) are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event with respect to the KAM Earnouts, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements in our Annual Report.
The Prima Earnouts (as defined in Note 3 to the financial statements in our Annual Report) and Atalaya Earnouts are payable in Class A Shares or Common Units. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
The earnout liability related to the IPI Acquisition, including the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements), was settled during the second quarter of 2025. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.

Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for a given year, which will be reassessed on an annual basis. We set the target annual dividend for fiscal year 2025 at $0.90 per Class A Share (representing a fixed quarterly dividend of $0.225 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter. Accordingly, for the third quarter of 2025, we declared a dividend of $0.225 to holders of record as of the close of business on November 10, 2025, which will be paid on November 24, 2025.
We intend to increase our fixed dividend each year, in line with our expected growth in Distributable Earnings. When setting our dividend, our Board considers the expected amount of Distributable Earnings, and makes adjustments as necessary or appropriate to provide for the conduct of our business; to make appropriate investments in our business and products, including funding of GP commitments and potential strategic transactions; to provide for future cash requirements such as TRA and tax-related payments, operating reserves, fixed asset purchases, purchases under the Company’s share repurchase program and dividends to stockholders for any ensuing quarter; or to comply with applicable law and the Company’s contractual obligations. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our Board, and our Board may change our dividend policy at any time, including, without limitation, to reduce or eliminate dividends entirely.
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

Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$873,182	$675,536	$197,646
Investing activities	(283,675)	(591,865)	308,190
Financing activities	(604,321)	(71,929)	(532,392)
Net Change in Cash and Cash Equivalents	$(14,814)	$11,742	$(26,556)
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
Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Cash flows from investing activities for the nine months ended September 30, 2024 were primarily related to cash consideration paid in connection with the KAM Acquisition, Atalaya Acquisition, and Prima Acquisition, a preferred equity investment in Kuvare UK Holdings, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from repayments on our interest-bearing revolving promissory note receivable from a product we manage that was fully repaid.
Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as withholdings on vested RSUs. Included in the nine months ended September 30, 2025, was the cash portion of the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements) that was settled in the second quarter of 2025, which amount represented catch-up fees earned from ODI III that were passed on to the IPI sellers.
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

Estimation of Fair Values
Investments Held by our Products
The fair value of the investments held by our products in our Credit and Real Assets platforms is the primary input to the calculation for the majority of our management fees. Management fees from our other Real Assets and GP Strategic Capital products are generally based on commitments or investment cost, so our management fees are generally not impacted by changes in the estimated fair values of investments held by these products. However, to the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. In the absence of observable market prices, we use valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, the determination of fair value is based on the best information available, our own assumptions, a significant degree of judgment, and the consideration of a combination of internal and external factors.
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
Impairment Testing of Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as the adverse impacts to FPAUM, management fees and general economic conditions that require judgment in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets. Our single reporting unit is not at risk of failing the quantitative impairment test. We also estimate the useful lives of our finite-lived intangible assets for purposes of amortization. The useful lives are based on our judgment of the expected future economic benefits of the assets. Changes in estimated useful lives could result in significant changes to the amount of amortization expense recognized in future periods.

Consolidation
We consolidate entities based on either a variable interest model or voting interest model. The determination of whether an entity is a variable interest entity (“VIE”) and if the entity should be consolidated under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as a change in investment amount and modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgment when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our Financial Statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relatively insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgment would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2025, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
10.1
Third Amendment to the Amended and Restated Credit Agreement, dated as of August 8, 2025, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on August 8, 2025)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements

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

Date: November 3, 2025	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$137,275	$152,089
Due from related parties	657,347	548,730
Investments (includes $344,805 and $369,294 at fair value and $224,477 and $213,684 of investments in the Company’s products, respectively)	513,911	486,945
Operating lease assets	461,648	325,090
Strategic Revenue-Share Purchase consideration, net	340,251	373,528
Deferred tax assets	1,413,883	1,245,123
Intangible assets, net	2,976,155	2,902,752
Goodwill	5,624,469	4,699,465
Other assets, net	344,324	258,748
Total Assets	$12,469,263	$10,992,470
Liabilities
Debt obligations, net	$3,233,022	$2,588,496
Accrued compensation	449,310	424,024
Operating lease liabilities	543,875	390,353
TRA liability (includes $102,203 and $108,257 at fair value, respectively)	1,633,433	1,412,300
Earnout liability, at fair value	205,102	168,441
Deferred tax liabilities	38,008	36,867
Accounts payable, accrued expenses and other liabilities	188,000	165,953
Total Liabilities	6,290,750	5,186,434
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 664,801,995 and 608,346,194 issued and outstanding, respectively	66	61
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 590,130,089 and 579,980,769 issued and outstanding, respectively	59	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 304,699,203 and 310,415,409 issued and outstanding, respectively	30	31
Additional paid-in capital	3,801,063	3,269,239
Accumulated deficit	(1,507,713)	(1,141,631)
Accumulated other comprehensive income	2,347	—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,295,852	2,127,758
Stockholders’ equity attributable to noncontrolling interests	3,882,661	3,678,278
Total Stockholders’ Equity	6,178,513	5,806,036
Total Liabilities and Stockholders’ Equity	$12,469,263	$10,992,470
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Management fees, net (includes Part I Fees of $150,441, $140,676, $420,962 and $390,279 respectively)	$645,655	$523,309	$1,873,210	$1,436,961
Administrative, transaction and other fees	82,147	77,289	233,893	224,592
Performance revenues	188	280	7,479	2,513
Total Revenues, Net	727,990	600,878	2,114,582	1,664,066
Expenses
Compensation and benefits	341,374	271,107	993,614	723,001
Amortization of intangible assets	92,652	68,674	271,597	181,603
General, administrative and other expenses	181,288	121,329	560,119	291,535
Total Expenses	615,314	461,110	1,825,330	1,196,139
Other Loss
Net gains (losses) on investments	9,736	3,748	(384)	9,545
Interest and dividend income	11,645	12,213	33,890	30,755
Interest expense	(42,352)	(34,102)	(122,862)	(89,301)
Change in TRA liability	(2,980)	6,849	(9,282)	4,890
Change in warrant liability	—	(6,300)	—	(17,950)
Change in earnout liability	(33,404)	(10,056)	(10,457)	(10,711)
Total Other Loss	(57,355)	(27,648)	(109,095)	(72,772)
Income Before Income Taxes	55,321	112,120	180,157	395,155
Income tax expense	7,948	12,796	25,418	45,764
Consolidated Net Income	47,373	99,324	154,739	349,391
Net income attributable to noncontrolling interests	(41,063)	(69,519)	(123,573)	(260,550)
Net Income Attributable to Blue Owl Capital Inc.	$6,310	$29,805	$31,166	$88,841

Earnings per Class A Share
Basic	$0.01	$0.05	$0.05	$0.17
Diluted	$0.01	$0.04	$0.03	$0.15
Weighted-Average Class A Shares
Basic(1)	667,112,339	575,249,883	647,701,684	531,422,518
Diluted	673,928,845	1,491,724,950	656,310,266	542,350,192

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Net Income	$47,373	$99,324	$154,739	$349,391
Other comprehensive income (loss) - cash flow hedges, net of tax	(199)	—	5,573	—
Comprehensive Income	47,174	99,324	160,312	349,391
Comprehensive income attributable to noncontrolling interests	(40,942)	(69,519)	(126,799)	(260,550)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$6,232	$29,805	$33,513	$88,841
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A Shares Par Value
Beginning balance	$65	$54	$61	$46
Shares delivered on vested RSUs	—	—	—	1
Class A Shares issued in connection with Prima Acquisition	—	—	—	1
Class A Shares issued in connection with Kuvare Acquisition	—	2	—	2
Class C Shares and Common Units exchanged for Class A Shares	1	1	5	7
Ending Balance	$66	$57	$66	$57

Class C Shares Par Value
Beginning balance	$59	$59	$58	$63
Settlement of Oak Street Earnout Securities	—	—	—	1
Class C Shares and Common Units issued in connection with Prima Acquisition	—	—	—	1
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	4	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	—	2	—	2
Class C Shares and Common Units exchanged for Class A Shares	(1)	(1)	(4)	(7)
Shares delivered on vested Common Units	1	1	1	1
Ending Balance	$59	$61	$59	$61

Class D Shares Par Value
Beginning balance	$31	$32	$31	$32
Class D Shares and Common Units exchanged for Class A Shares	(1)	(1)	(1)	(1)
Ending Balance	$30	$31	$30	$31

Additional Paid-in Capital
Beginning balance	$3,715,779	$2,729,472	$3,269,239	$2,410,982
Offering costs related to shares issued in connection with acquisitions	—	(245)	—	(245)
Deferred taxes on capital transactions	52,954	3,412	181,794	287,526
TRA liability on capital transactions	(58,796)	(26,709)	(265,392)	(342,899)
Equity-based compensation	12,007	7,183	38,313	18,370
Withholding taxes on vested RSUs	(8,681)	(5,753)	(28,788)	(12,066)
Class A Share repurchases	—	—	(1,691)	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	87,800	(67,064)	607,585	168,801
Class A Shares issued in connection with Prima Acquisition	—	—	—	109,827
Class A Shares issued in connection with Kuvare Acquisition	—	417,466	—	417,466
Other	—	—	3	—
Ending Balance	$3,801,063	$3,057,762	$3,801,063	$3,057,762

Accumulated Deficit
Beginning balance	$(1,367,556)	$(982,742)	$(1,141,631)	$(882,884)
Cash dividends declared on Class A Shares	(146,467)	(101,219)	(397,248)	(260,113)
Net income attributable to Blue Owl Capital Inc.	6,310	29,805	31,166	88,841
Ending Balance	$(1,507,713)	$(1,054,156)	$(1,507,713)	$(1,054,156)

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive Income
Beginning balance	$2,425	$—	$—	$—
Other comprehensive income (loss) attributable to Blue Owl Capital Inc.	(78)	—	2,347	—
Ending Balance	$2,347	$—	$2,347	$—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,295,852	$2,003,755	$2,295,852	$2,003,755

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$4,009,012	$3,471,271	$3,678,278	$3,749,692
Equity-based compensation	147,144	64,070	417,217	179,239
Contributions	3,538	8,323	23,604	23,297
Distributions	(216,407)	(179,073)	(706,570)	(558,251)
Withholding taxes on vested RSUs	(13,768)	(11,075)	(47,443)	(22,822)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(87,800)	67,064	(607,585)	(168,801)
Class C Shares and Common Units issued in connection with Prima Acquisition	—	—	—	27,195
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	998,361	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	—	385,108	—	385,108
Net income attributable to noncontrolling interests	41,063	69,519	123,573	260,550
Other comprehensive income (loss) attributable to noncontrolling interests	(121)	—	3,226	—
Ending Balance	$3,882,661	$3,875,207	$3,882,661	$3,875,207

Total Stockholders’ Equity	$6,178,513	$5,878,962	$6,178,513	$5,878,962

Cash Dividends Paid per Class A Share	$0.225	$0.180	$0.630	$0.500

Number of Class A Shares
Beginning balance	651,092,446	537,618,016	608,346,194	464,425,386
Class A Share repurchases	—	—	(114,228)	—
Shares delivered on vested RSUs	1,556,899	1,192,011	4,423,894	2,511,026
Class A Shares issued in connection with Prima Acquisition	—	—	—	6,352,047
Class A Shares issued in connection with Kuvare Acquisition	—	23,519,636	—	23,519,636
Class C Shares and Common Units exchanged for Class A Shares	10,702,650	4,085,924	48,299,635	68,201,817
Class D Shares and Common Units exchanged for Class A Shares	1,450,000	1,838,539	3,846,206	3,244,214
Other	—	—	294	—
Ending Balance	664,801,995	568,254,126	664,801,995	568,254,126

Number of Class C Shares
Beginning balance	590,392,111	586,663,972	579,980,769	632,486,822
Class C Shares and Common Units issued in connection with Prima Acquisition	—	—	—	1,572,883
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	43,509,675	—
Common Units and Class C Shares issued in connection with Atalaya Acquisition	—	20,016,013	—	20,016,013
Class C Shares and Common Units exchanged for Class A Shares	(10,702,650)	(4,085,924)	(48,299,635)	(68,201,817)
Shares delivered on vested Common Units	8,570,628	8,650,162	13,069,280	12,333,157
Class D Shares exchanged for Class C Shares	1,870,000	1,730,000	1,870,000	1,730,000
Settlement of Oak Street Earnout Units	—	—	—	13,037,165
Ending Balance	590,130,089	612,974,223	590,130,089	612,974,223

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of Class D Shares
Beginning balance	308,019,203	315,683,948	310,415,409	317,089,623
Class D Shares and Common Units exchanged for Class A Shares	(1,450,000)	(1,838,539)	(3,846,206)	(3,244,214)
Class D Shares exchanged for Class C Shares	(1,870,000)	(1,730,000)	(1,870,000)	(1,730,000)
Ending Balance	304,699,203	312,115,409	304,699,203	312,115,409
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Consolidated net income	$154,739	$349,391
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	271,597	181,603
Equity-based compensation	511,818	203,287
Depreciation and amortization of fixed assets	17,493	11,707
Amortization of debt discounts and deferred financing costs	5,835	5,205
Non-cash interest and dividend income	(26,735)	—
Non-cash lease expense	16,965	27,148
Payment of earnout liability in excess of acquisition-date fair value	(935)	(13,808)
Net (gains) losses on investments, net of dividends on equity-method investments	4,846	(2,271)
Change in TRA liability	9,282	(4,890)
Change in warrant liability	—	17,950
Change in earnout liability	10,457	10,711
Deferred income taxes	9,799	29,004
Changes in operating assets and liabilities:
Due from related parties	(66,341)	(151,869)
Strategic Revenue-Share Purchase consideration	33,277	32,436
Other assets, net	(71,697)	(23,724)
Accrued compensation	(31,224)	(36,993)
Accounts payable, accrued expenses and other liabilities	24,006	40,649
Net Cash Provided by Operating Activities	873,182	675,536

Cash Flows from Investing Activities
Purchases of fixed assets	(34,017)	(50,269)
Purchases of investments	(107,934)	(310,130)
Proceeds from investment sales and maturities	102,856	203,944
Cash consideration paid for acquisitions, net of cash acquired	(244,580)	(435,410)
Net Cash Used in Investing Activities	(283,675)	(591,865)

Cash Flows from Financing Activities
Offering costs related to the Acquisitions	—	(245)
Proceeds from debt obligations	1,750,000	2,040,000
Debt issuance costs	(3,018)	(24,915)
Repayments of debt obligations	(1,110,000)	(1,155,000)
Payment of earnout liability, up to acquisition-date fair value	(36,761)	(79,981)
Payments under the TRA	(53,540)	(28,166)
Withholding taxes on vested RSUs	(76,231)	(34,888)
Dividends paid on Class A Shares	(397,248)	(260,113)
Class A Share repurchases	(1,691)	—
Contributions from noncontrolling interests	30,738	29,630
Distributions to noncontrolling interests	(706,570)	(558,251)
Net Cash Used in Financing Activities	(604,321)	(71,929)
Net Increase (Decrease) in Cash and Cash Equivalents	(14,814)	11,742
Cash and cash equivalents, beginning of period	152,089	104,160
Cash and Cash Equivalents, End of Period	$137,275	$115,902
Supplemental Information
Cash paid for interest	$92,773	$49,433
Cash paid for income taxes	$13,307	$18,271
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

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
September 30, 2025
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
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of September 30, 2025:

September 30, 2025
Class A Shares	664,801,995
Class C Shares	590,130,089
Class D Shares	304,699,203
RSUs	28,150,047
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of September 30, 2025, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of September 30, 2025, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares.
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
September 30, 2025
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of September 30, 2025, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	September 30, 2025
GP Units	664,801,995
Common Units	894,829,292
Incentive Units	26,354,909
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
September 30, 2025
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Fair value of shares purchased pursuant to the 2025 Program (excluding commission costs)	$—	$—	$1,691	$—
Number of shares purchased pursuant to the 2025 Program	—	—	114,228	—
Fair value of RSUs withheld to satisfy tax withholding obligations	$22,449	$16,828	$76,231	$34,888
Number of RSUs withheld to satisfy tax withholding obligations	1,141,914	950,196	3,391,683	1,951,014
Acquisitions-Related Earnouts
In connection with certain Acquisitions, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 for information regarding earnout arrangements related to the IPI Acquisition. See Note 1 and Note 3 to the financial statements in the Company’s Annual Report (as defined below) for additional information regarding earnout arrangements for certain other acquisitions.
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
Comprehensive Income
Comprehensive income represents the change in equity during a period from recognized transactions other than from transactions with owners. In the accompanying Financial Statements, comprehensive income is comprised of (i) consolidated net income, as presented in the consolidated statements of operations and (ii) all components of other comprehensive income. The Company's other comprehensive income is comprised of gains and losses on derivative instruments that have been designated as cash flow hedges.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of the preferred equity investment and equity-based compensation grants; (iii) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration) and earnout liabilities; (iv) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (v) the fair value of net identifiable assets acquired in business combinations, as well as the determination of whether amounts paid or payable represent consideration or compensation; and (vi) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.
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
ASU 2024-03 & ASU 2025-01 —Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The ASU requires additional disclosures of the nature of expenses included in the income statement. The guidance requires footnote disclosures in a tabular format, disaggregating certain costs and expenses that include any of the following expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion.
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
September 30, 2025
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
IPI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, January 3, 2025. For the three and nine months ended September 30, 2025, the Company’s consolidated results included $30.4 million and $130.9 million of GAAP revenues related to the acquired business, respectively. Given the Company operates through one operating and reportable segment, the impact of the IPI Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $16.8 million and $8.6 million of acquisition-related costs for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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
Goodwill
The following table summarizes the Company’s goodwill:

(dollars in thousands)	Nine Months Ended September 30, 2025
Beginning balance	$4,699,465
IPI Acquisition	923,835
Atalaya Acquisition adjustment	1,169
Ending Balance	$5,624,469
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	September 30, 2025	December 31, 2024	Remaining Weighted-Average Amortization Period as of September 30, 2025
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,265,420	11.1 years
Investor relationships	575,300	470,300	7.9 years
Total intangible assets, gross	4,080,720	3,735,720

Accumulated amortization:
Investment management agreements	(917,133)	(685,765)
Investor relationships	(187,432)	(147,203)
Total accumulated amortization	(1,104,565)	(832,968)
Total Intangible Assets, Net	$2,976,155	$2,902,752
The following table presents expected future amortization of finite-lived intangible assets as of September 30, 2025:

(dollars in thousands)
Period	Amortization
October 1, 2025 to December 31, 2025	$87,355
2026	341,466
2027	322,176
2028	316,578
2029	310,598
Thereafter	1,597,982
Total	$2,976,155

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Pro Forma Financial Information
Unaudited pro forma revenues were $728.0 million and $646.2 million for the three months ended September 30, 2025 and 2024, and $2.1 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively. Unaudited pro forma net income attributable to Class A stockholders was $6.3 million and $27.5 million for the three months ended September 30, 2025 and 2024, and $31.2 million and $86.2 million for the nine months ended September 30, 2025 and 2024, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and the IPI Acquisition as though the acquisition was consummated on January 1, 2024, and as though the Atalaya, KAM and Prima Acquisitions were consummated on January 1, 2023.
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
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	September 30, 2025	December 31, 2024
Preferred equity investment, at fair value	$283,535	$267,169
Equity investments in the Company’s products, equity method	113,636	63,465
Loans and deferred purchase price receivable, at amortized cost (includes $49,571 and $48,094 of investments in the Company’s products, respectively)	55,470	54,186
Equity investments in the Company’s products, at fair value	54,981	96,956
Investments in the Company’s CLOs, at fair value	6,289	5,169
Total	$513,911	$486,945
Fair Value Measurements Categorized within the Fair Value Hierarchy
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company and the products it manages hold a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions that drive the fair value of these assets and liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, prices from third parties (including independent pricing services and relevant broker quotes), models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable. Due to the inherent uncertainty of valuations of assets and liabilities that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.
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
September 30, 2025
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
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$283,535	$283,535
Equity investments in the Company’s products	—	54,981	—	54,981
CLOs	—	—	6,289	6,289
Total Assets, at Fair Value	$—	$54,981	$289,824	$344,805

Liabilities, at Fair Value
TRA liability	$—	$—	$102,203	$102,203
Earnout liability	—	—	205,102	205,102
Total Liabilities, at Fair Value	$—	$—	$307,305	$307,305

	December 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$267,169	$267,169
Equity investments in the Company’s products	—	96,956	—	96,956
CLOs	—	—	5,169	5,169
Total Assets, at Fair Value	$—	$96,956	$272,338	$369,294

Liabilities, at Fair Value
TRA liability	$—	$—	$108,257	$108,257
Earnout liability	—	529	167,912	168,441
Total Liabilities, at Fair Value	$—	$529	$276,169	$276,698

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$272,630	$6,872	$279,502
Purchases(1)	8,760	—	8,760
Net gains (losses)	2,145	(583)	1,562
Ending Balance	$283,535	$6,289	$289,824
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$2,145	$(583)	$1,562

Nine Months Ended September 30, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$267,169	$5,169	$272,338
Purchases(1)	25,259	3,986	29,245
Net losses	(8,893)	(2,866)	(11,759)
Ending Balance	$283,535	$6,289	$289,824
Change in net unrealized losses on assets still recognized at the reporting date	$(8,893)	$(2,866)	$(11,759)

(1)Preferred equity purchases includes $8.8 million and $25.3 million for the three and nine months ended September 30, 2025, respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Three Months Ended September 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$253,581	$5,915	$259,496
Net gains (losses)	9,814	(487)	9,327
Ending Balance	$263,395	$5,428	$268,823
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$9,814	$(487)	$9,327

Nine Months Ended September 30, 2024	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$—	$2,521	$2,521
Purchases	253,585	3,700	257,285
Net gains (losses)	9,810	(793)	9,017
Ending Balance	$263,395	$5,428	$268,823
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$9,810	$(793)	$9,017

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Three Months Ended September 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$99,502	$171,698	$271,200
Net losses	2,701	33,404	36,105
Ending Balance	$102,203	$205,102	$307,305
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,701	$33,404	$36,105

Nine Months Ended September 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	(113,350)	(127,906)
Net losses	8,502	10,457	18,959
Ending Balance	$102,203	$205,102	$307,305
Change in net unrealized losses on liabilities still recognized at the reporting date	$8,502	$42,102	$50,604

Three Months Ended September 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$110,290	$34,250	$23,334	$167,874
Issuances	—	—	117,000	117,000
Net losses	212	6,300	10,114	16,626
Ending Balance	$110,502	$40,550	$150,448	$301,500
Change in net unrealized losses on liabilities still recognized at the reporting date	$212	$6,300	$10,114	$16,626

Nine Months Ended September 30, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	135,600	135,600
Settlements	(8,551)	—	(87,875)	(96,426)
Net losses	2,655	17,950	10,604	31,209
Ending Balance	$110,502	$40,550	$150,448	$301,500
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,851	$17,950	$10,357	$31,158
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
September 30, 2025
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
CLOs
The fair value of CLOs is determined based on inputs from independent pricing services. These investments are classified as Level III. The Company obtains prices from independent pricing services that utilize discounted cash flows, which take into account unobservable significant inputs, such as yield, prepayments and credit quality.
TRA Liability
The TRA liability related to the Dyal Acquisition is considered contingent consideration and is measured at fair value based on discounted future cash flows. The remaining TRA liability on the Company’s consolidated statements of financial condition is not measured at fair value.
Earnout Liability
As of September 30, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each defined in Note 3 to the financial statements in the Company’s Annual Report). As of December 31, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnouts (defined in Note 3 to the financial statements in the Company’s Annual Report), Prima Earnouts, KAM Earnouts and Atalaya Earnouts.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2025:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$283,535	Discounted cash flow	Discount Rate	14%	-	14%	14%	Decrease
CLOs	6,289	Discounted cash flow	Yield	10%	-	15%	12%	Decrease
Total Assets, at Fair Value	$289,824

Liabilities
TRA liability	$102,203	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	205,102	Monte Carlo Simulation	Volatility	23%	-	37%	27%	Increase

Total Liabilities, at Fair Value	$307,305
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2024:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$267,169	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	5,169	Discounted cash flow	Yield	10%	-	16%	12%	Decrease
Total Assets, at Fair Value	$272,338

Liabilities
TRA liability	$108,257	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability
	163,001	Monte Carlo Simulation	Volatility	20%	-	37%	29%	Increase
	4,911	Discounted cash flow	Discount Rate	6%	-	6%	6%	Decrease
	167,912

Total Liabilities, at Fair Value	$276,169

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Fair Value of Other Financial Instruments
As of September 30, 2025, the fair value of the Company’s debt obligations was approximately $3.2 billion compared to a carrying value of $3.2 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2024, the fair value of the Company’s debt obligations was approximately $2.5 billion, compared to a carrying value of $2.6 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of September 30, 2025 and December 31, 2024, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $633.1 million and $535.7 million, respectively, compared to a carrying value of $1.5 billion and $1.3 billion, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of September 30, 2025 and December 31, 2024, respectively, and such fair value measurements are categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$13,885	$9,738	$35,634	$30,636
Short term lease cost	568	398	1,954	560
Net Lease Cost	$14,453	$10,136	$37,588	$31,196

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Lease Cash Flow Information	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$2,892	$6,087	$20,835	$4,594

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$134,369	$9,938	$157,214	$33,430
(1)The amount presented above includes tenant improvement allowances received from the lessor of $7.8 million for each of the three and nine months ended September 30, 2025, and $3.1 million and $18.6 million for the three and nine months ended September 30, 2024, respectively.

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	13.0 years	13.1 years

Weighted-average discount rate:
Operating leases	5.7%	5.6%

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2025 to December 31, 2025	$15,556
2026	62,529
2027	61,155
2028	49,554
2029	45,950
Thereafter	562,388
Total Lease Payments	797,132
Imputed interest	(253,257)
Total Lease Liabilities	$543,875
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $15.9 million related to leases that have not commenced that were entered into as of September 30, 2025. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in our consolidated statements of financial condition. These operating lease payments are anticipated to commence in the fourth quarter of 2026 and continue for approximately 10 years.
6. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2025	December 31, 2024
Fixed assets, net:
Leasehold improvements	$200,579	$178,398
Furniture and fixtures	39,352	31,553
Computer hardware and software	13,763	9,386
Accumulated depreciation and amortization	(49,081)	(31,588)
Fixed assets, net	204,613	187,749
Prepaid expenses	45,348	17,768
Receivables	23,223	26,634
Unamortized debt issuance costs on revolving credit facilities	11,379	9,678
Other assets	59,761	16,919
Total	$344,324	$258,748

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	September 30, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,042
2031 Notes	6/10/2031	700,000	700,000	—	690,371
2032 Notes	2/15/2032	400,000	400,000	—	394,051
2034 Notes	4/18/2034	1,000,000	1,000,000	—	980,920
2051 Notes	10/7/2051	350,000	350,000	—	338,638
Revolving Credit Facility	8/8/2030	2,425,000	770,000	1,644,244	770,000
Total		$4,934,800	$3,279,800	$1,644,244	$3,233,022

	December 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,495
2031 Notes	6/10/2031	700,000	700,000	—	689,097
2032 Notes	2/15/2032	400,000	400,000	—	393,346
2034 Notes	4/18/2034	1,000,000	1,000,000	—	979,247
2051 Notes	10/7/2051	350,000	350,000	—	338,311
Revolving Credit Facility	7/23/2029	1,725,000	130,000	1,585,621	130,000
Total		$4,234,800	$2,639,800	$1,585,621	$2,588,496
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”), which was amended in August 2025, among other things, to increase the total borrowing capacity to $2.425 billion (subject to a potential increase to $3.0 billion upon the satisfaction of certain conditions) and to extend the maturity date to August 8, 2030. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of (a) secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375%, or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company was subject to an undrawn commitment fee rate of 0.07% to 0.2% of the daily amount of available revolving commitment as of September 30, 2025, and an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment as of December 31, 2024. The borrowing rates for balances outstanding under the Revolving Credit Facility as of September 30, 2025 and December 31, 2024 were 5.43% and 5.72%, respectively. Of the amount borrowed under the Revolving Credit Facility as of September 30, 2025, $430.0 million was repaid subsequent to quarter end.
For a description of terms of the other debt obligations presented in the tables above, see Note 7 to the financial statements in the Company’s Annual Report.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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
During the nine months ended September 30, 2025 and 2024, the Company made TRA payments of $53.5 million and $28.2 million, respectively, inclusive of interest, and including $4.8 million and $2.8 million, respectively, paid to related parties. The table below presents management’s estimate as of September 30, 2025, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2025 to December 31, 2025	$—
2026	66,731
2027	78,451
2028	101,249
2029	126,566
Thereafter	1,372,462
Total Payments	1,745,459
Less adjustment to fair value for contingent consideration	(112,026)
Total TRA Liability	$1,633,433
Unfunded Product Commitments
As of September 30, 2025, the Company had unfunded investment commitments to its products of $64.0 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of September 30, 2025, the Company has not had prior claims or losses pursuant to these arrangements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Credit Platform
Direct lending	$348,061	$296,974	$961,881	$830,296
Alternative credit	19,755	671	60,258	671
Investment grade credit	17,621	13,260	50,507	13,260
Liquid credit	5,363	7,750	18,398	21,285
Other	10,805	6,555	32,951	18,809
Management Fees, Net	401,605	325,210	1,123,995	884,321
Administrative, transaction and other fees	56,063	59,123	162,282	173,966
Performance revenues	188	280	4,123	643
Total GAAP Revenues - Credit Platform	457,856	384,613	1,290,400	1,058,930

Real Assets Platform
Net lease	50,963	41,246	145,313	123,433
Real estate credit	10,462	8,459	30,530	9,815
Digital infrastructure	30,415	—	130,874	—
Management Fees, Net	91,840	49,705	306,717	133,248
Administrative, transaction and other fees	13,459	7,411	35,409	18,958
Performance revenues	—	—	3,356	1,870
Total GAAP Revenues - Real Assets Platform	105,299	57,116	345,482	154,076

GP Strategic Capital Platform
GP minority stakes	157,486	152,633	460,198	431,908
GP debt financing	4,501	6,120	12,726	17,199
Professional sports minority stakes	1,267	757	2,851	2,721
Strategic Revenue-Share Purchase consideration amortization	(11,044)	(11,116)	(33,277)	(32,436)
Management Fees, Net	152,210	148,394	442,498	419,392
Administrative, transaction and other fees	12,625	10,755	36,202	31,668
Total GAAP Revenues - GP Strategic Capital Platform	164,835	159,149	478,700	451,060
Total GAAP Revenues	$727,990	$600,878	$2,114,582	$1,664,066

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Management Fees Receivable
Beginning balance	$356,413	$243,203
Ending balance	$421,705	$332,326

Administrative, Transaction and Other Fees Receivable
Beginning balance	$67,920	$42,059
Ending balance	$94,913	$76,838

Performance Revenues Receivable
Beginning balance	$1,672	$2,975
Ending balance	$194	$228

Unearned Management Fees
Beginning balance	$7,613	$9,398
Ending balance	$9,742	$10,054
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

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Beginning Balance	$373,528	$417,081
Amortization	(33,277)	(32,436)
Ending Balance	$340,251	$384,645
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
As of September 30, 2025, the total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Omnibus Plan was 175,834,537, of which 67,786,174 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan. The 2021 Omnibus Plan features an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares subject to the 2021 Omnibus Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number of Class A Shares equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Blue Owl Operating Group Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of shares that were available for the issuance of future awards under the 2021 Omnibus Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase the number of shares covered by the 2021 Omnibus Plan by a lesser amount on any such date.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Business Combination grants	$16,835	$16,632	$45,371	$51,741
Acquisition related	75,446	2,077	235,282	6,343
Other	80,807	58,898	231,165	145,203
Equity-Based Compensation Expense	$173,088	$77,607	$511,818	$203,287
Corresponding tax benefit	$1,062	$696	$4,039	$1,961

Fair value of RSUs settled in Class A Shares	$27,138	$21,110	$95,555	$44,925
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $457.7 million as of September 30, 2025.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of September 30, 2025, unamortized expense related to the Services Agreement was $598.4 million, with a remaining amortization period of 2.8 years.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The Registrant is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Blue Owl Operating Group. Further, the Registrant’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and its underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Blue Owl Operating Group and its underlying assets and liabilities are based on estimates of the Company’s tax returns, which are subject to finalization. Blue Owl Holdings is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as the New York City unincorporated business tax.
The Company had an effective tax rate of 14.4% and 14.1% for the three and nine months ended September 30, 2025, respectively, and 11.4% and 11.6% for the three and nine months ended September 30, 2024, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company regularly evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2025, the Company has not recorded any valuation allowances.
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
On July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Internal Revenue Code. The Act did not have a material impact on the Company’s consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,482,022 and 11,628,852 for the three and nine months ended September 30, 2025, respectively, and 11,700,172 and 11,959,362 for the three and nine months ended September 30, 2024, respectively.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income attributable to Blue Owl Capital Inc. for the period.
(3)As of September 30, 2025, the Prima Triggering Event (defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the three and nine months ended September 30, 2025. Had September 30, 2025 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2025.
(4)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.
(5)As of September 30, 2025, the Atalaya Triggering Event (defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Atalaya Earnouts had not occurred. Had September 30, 2025 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2025.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
(6)As of September 30, 2025, the contingencies related to the Services Agreement payments have not yet been resolved. Had September 30, 2025 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2025.
(7)As of September 30, 2025, the contingencies related to the IPI Subsequent Payment have been resolved, as the related Common Units were issued during the three months ended June 30, 2025, and therefore the Common Units related to the IPI Subsequent Payment have been included in the calculation of diluted earnings per share as of the beginning of the period in which the conditions were satisfied (i.e., the second quarter of 2025).

Three Months Ended September 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$6,310	667,112,339	$0.01
Effect of dilutive securities:
Unvested RSUs	—	6,816,506		—
Vested Common Units	—	—		898,959,060
Vested Incentive Units	—	—		8,714,429
Unvested Incentive Units	—	—		20,923,502
Diluted	$6,310	673,928,845	$0.01

Nine Months Ended September 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$31,166	647,701,684	$0.05
Effect of dilutive securities:
Unvested RSUs	—	7,424,739		—
Vested Common Units	—	—		911,269,553
Vested Incentive Units	—	—		8,516,873
Unvested Incentive Units	—	—		21,450,000
IPI Subsequent Payment	(10,496)	1,183,843		—
Diluted	$20,670	656,310,266	$0.03

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Three Months Ended September 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$29,805	575,249,883	$0.05
Effect of dilutive securities:
Unvested RSUs	—	9,429,072		—
Warrants	(2,397)	1,864,502		—
Vested Common Units	39,005	905,181,493		—
Vested Incentive Units	—	—		8,059,675
Unvested Incentive Units	—	—		21,533,293
Diluted	$66,413	1,491,724,950	$0.04

Nine Months Ended September 30, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$88,841	531,422,518	$0.17
Effect of dilutive securities:
Unvested RSUs	—	9,135,488		—
Warrants	(6,412)	1,792,186		—
Vested Common Units	—	—		923,735,043
Vested Incentive Units	—	—		8,457,957
Unvested Incentive Units	—	—		23,969,944
Diluted	$82,429	542,350,192	$0.15
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

(dollars in thousands)	September 30, 2025	December 31, 2024
Management fees	$419,435	$349,704
Performance revenues	194	1,672
Administrative fees	94,913	67,920
Other expenses paid on behalf of the Company’s products and other related parties	142,805	129,434
Due from Related Parties	$657,347	$548,730

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $24.4 million and $82.5 million for the three and nine months ended September 30, 2025, respectively, and $26.5 million and $74.4 million for the three and nine months ended September 30, 2024, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $31.1 million and $86.6 million for the three and nine months ended September 30, 2025, respectively, and $21.6 million and $58.5 million for the three and nine months ended September 30, 2024, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $2.1 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, and $(3.8) million and $(11.6) million for the three and nine months ended September 30, 2024, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company to the extent that such reimbursement is eligible under such product’s agreements and in accordance with applicable policies and procedures. The Company does not bear any operating, personnel or maintenance costs associated with the aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $1.6 million and $4.0 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $2.3 million for the three and nine months ended September 30, 2024, respectively.
Promissory Notes
On August 8, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, allowing the product to borrow from the Company up to an aggregate of $250.0 million. On November 9, 2023, the promissory note was amended to maintain the total borrowing capacity of $250.0 million upon repayment of borrowings and established a maturity date of June 30, 2024. As of June 30, 2024, this promissory note was fully repaid. The promissory note bore interest at a rate of SOFR plus 1.55%, subject to change based on credit rating and leverage ratio. The Company recorded $5.4 million of interest income in 2024. Interest was payable monthly in arrears and settled in cash or equity in the related product.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, which was amended in October 2025 to extend the maturity date by one year, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2027. As of September 30, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2025, respectively. As of September 30, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.6 million of interest income for the three and nine months ended September 30, 2024, respectively.
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025 and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and will recognize the discount as interest income over the two-year deferred payment period. As a result of the sale and discount on the receivable, the Company recognized a loss of $4.9 million for the year ended December 31, 2024. As of September 30, 2025,$42.1 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.5 million of interest income for the three and nine months ended September 30, 2025, respectively.
14. SUBSEQUENT EVENTS
Dividend
On October 30, 2025, the Company announced a cash dividend of $0.225 per Class A Share. The dividend is payable on November 24, 2025, to holders of record as of the close of business on November 10, 2025.