Form 10-K
period 2025-12-31
BLUE OWL CAPITAL INC.
filed 2026-02-19
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2025, was approximately $12.5 billion. As of February 13, 2026, there were 665,568,093 of the registrant’s shares of Class A common stock outstanding, 584,552,295 shares of the registrant’s Class C common stock outstanding and 304,449,203 of the registrant’s Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this report.

DEFINED TERMS

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended (the “Investment Company Act”): Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (NYSE: OTF) (“OTF”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”), until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”) and, until March 24, 2025, Blue Owl Technology Finance Corp. II (“OTF II”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl Carry	Refers to Blue Owl Capital Carry LP.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in Blue Owl Holdings, as well as Blue Owl Carry prior to the Internal Reorganization.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Limited Partnership Agreements	Refers to the limited partnership agreements of the Blue Owl Operating Partnerships.

Blue Owl Operating Group	Refers collectively to Blue Owl Holdings and its consolidated subsidiaries and any future Blue Owl Operating Partnership.

Blue Owl Operating Group Units	Refers collectively to a unit in each entity constituting the Blue Owl Operating Group.

Blue Owl Operating Partnerships	Prior to the Internal Reorganization, referred collectively to Blue Owl Holdings and Blue Owl Carry. Following the Internal Reorganization, refers to Blue Owl Holdings and any future entity designated by our board of directors (the “Board”) in its sole discretion as a Blue Owl Operating Partnership, unless context indicates otherwise.

Blue Owl Securities
Refers to Blue Owl Securities LLC, a Delaware limited liability company. Blue Owl Securities is a broker-dealer registered with the SEC, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Blue Owl Securities is wholly owned by Blue Owl.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Business Combination Date	Refers to May 19, 2021, the date on which the Business Combination was completed.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes (i) our direct lending strategy, which offers private credit solutions to primarily upper-middle-market companies through differentiated access points; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (iv) liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees and/or FRE performance revenues are earned. For our Regulated Products, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees thereon. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For Real Assets, FPAUM is generally equal to a combination of capital commitments, the cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products, FPAUM is based on NAV, market value or statutory book value. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

Internal Reorganization	Refers to the internal reorganization that occurred on April 1, 2025, pursuant to which, among other things, Blue Owl Carry became a wholly owned subsidiary of Blue Owl Holdings.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our Regulated Products, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REITs”).

OWLCX	Refers to Blue Owl Alternative Credit Fund, a non-diversified, closed-end management investment company registered under the Investment Company Act that is operated as an “interval fund.”

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs, OWLCX and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Managers	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Real Assets	Refers, unless context indicates otherwise, to our Real Assets platform that includes our net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; real estate credit, which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing, and operating data centers and related digital infrastructure assets.

Registrant	Refers to Blue Owl Capital Inc.

our Regulated Products	Refers to our BDCs and OWLCX.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, Blue Owl Holdings, Blue Owl Carry (solely for purposes of Section 7.18(b) thereof) and each of the Partners (as defined therein) party thereto.

AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. We make available free of charge on our website (www.blueowl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website, our corporate X account (@BlueOwlCapital or www.x.com/BlueOwlCapital) and our corporate LinkedIn account (www.linkedin.com/company/blue-owl-capital) to distribute company information, including assets under management and performance information, and such information may be deemed material. Accordingly, investors should monitor our website, any alerts and social media channels, in addition to our press releases, SEC filings and public conference calls and webcasts.
Also posted on our website in the “Shareholders—Governance” section is the charter for our Audit Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers and employees. Information on or accessible through our website, any alerts and social media channels are not a part of or incorporated into this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Blue Owl Capital Inc., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
No statements herein, available on our website, any alerts and social media channels or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any fund.
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

Part I
Item 1. Business.
Blue Owl is a global alternative asset manager with $307.4 billion in AUM as of December 31, 2025. Anchored by a strong Permanent Capital base, we deploy private capital across Credit, Real Assets and GP Strategic Capital platforms on behalf of institutional and private wealth clients. Our flexible, consultative approach helps position us as a partner of choice for businesses seeking capital solutions to support their sustained growth. Our management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. We employ approximately 1,365 people globally.
Blue Owl was formed in May 2021 through the combination of Owl Rock (as defined in Note 2 to our Financial Statements), a leader in credit solutions, and Dyal Capital (as defined in Note 1 to our Financial Statements), a leading capital solutions provider to large private capital managers. In December 2021, we acquired Oak Street (as defined in Note 10 to our Financial Statements), which expanded our offerings to include real estate-focused products. In April 2022, we acquired Wellfleet (as defined in Note 10 to our Financial Statements), which expanded our reach in the broadly syndicated leveraged loans market, including CLO product offerings. In August 2023, the Par Four Acquisition (as defined in Note 1 to our Financial Statements) expanded our liquid credit strategy team. In December 2023, the CHI Acquisition (as defined in Note 1 to our Financial Statements) expanded our offerings to include mid-to-late-stage equity investments into biopharmaceutical and healthcare companies. In June 2024, the Prima Acquisition (as defined in Note 1 to our Financial Statements) expanded our real estate finance offerings. In July 2024, the KAM Acquisition expanded our offerings to provide solutions for insurance clients. In September 2024, the Atalaya Acquisition expanded our alternative investment credit-focused products. In January 2025, the IPI Acquisition expanded our offerings to include digital infrastructure-focused products and complemented our existing net lease strategy.
Our breadth of offerings and Permanent Capital base enable us to offer a differentiated, holistic framework of capital solutions to middle market companies, large alternative asset managers and corporate real estate owners and tenants. We provide these solutions through our Permanent Capital vehicles and long-dated private funds, which we believe provide our business with a high degree of earnings stability and predictability. Our Permanent Capital vehicles generally have an indefinite term and do not have requirements to exit investments after a prescribed period to return invested capital to investors, except as required by applicable law or pursuant to redemption requests that can only be made after significant lock-up periods. For the year ended December 31, 2025, approximately 85% of our management fees were earned from Permanent Capital vehicles.
Our global, high-caliber investor base includes a diversified mix of institutional investors, including prominent public and private pension funds, endowments, foundations, family offices, private banks, high net worth individuals, asset managers and insurance companies, as well as individual clients, accessed through well-known wealth management firms. We have continued to grow our investor base and presence in the growing private markets and alternative asset management sector by emphasizing our disciplined investment approach, client service, and portfolio performance.
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
Our Products
We have three major product platforms: Credit, Real Assets and GP Strategic Capital. We believe our products, while distinct, are complementary to each other and together enable us to provide a differentiated offering of varied capital solutions. All of our products employ a disciplined investment philosophy with a focus on long-term investment horizons and are managed by tenured leadership and investment professionals with significant experience in their respective platforms.

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

Blue Owl AUM: $307.4 billion FPAUM: $187.7 billion

Credit AUM: $157.8 billion FPAUM: $99.5 billion	Real Assets AUM: $80.6 billion FPAUM: $48.8 billion	GP Strategic Capital AUM: $69.1 billion FPAUM: $39.5 billion

Direct Lending AUM: $115.0 billion FPAUM: $65.3 billion	Net Lease AUM: $45.9 billion FPAUM: $21.3 billion	GP Minority Stakes AUM: $65.1 billion FPAUM: $37.6 billion
Alternative Credit AUM: $14.3 billion FPAUM: $8.0 billion	Real Estate Credit AUM: $17.5 billion FPAUM: $15.3 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.5 billion
Investment Grade Credit AUM: $19.2 billion FPAUM: $18.3 billion	Digital Infrastructure AUM: $17.1 billion FPAUM: $12.2 billion	Professional Sports Minority Stakes AUM: $1.2 billion FPAUM: $0.4 billion
Liquid Credit AUM: $5.8 billion FPAUM: $5.3 billion
Other AUM: $3.4 billion FPAUM: $2.6 billion

All amounts shown as of December 31, 2025, totals may not sum due to rounding.
Credit
Our Credit platform includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. We believe our breadth of offerings establishes us as a lending partner of choice for private equity sponsored companies, as well as non-sponsored borrowers. Our investment capabilities also span the alternative credit and asset-based finance markets, allowing us to harness the power of our collective insights and provide innovative capital structure solutions for our borrowers and partners. Our Credit products are generally offered through a mix of our Regulated Products, long-dated private funds, managed accounts and CLOs across the following investment strategies:
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

◦Technology Lending: Our technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into common equity of companies in which our products invest (which we refer to as “portfolio companies”). Our technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that directly operate in technology-related industries or indirectly operate in technology-related industries through their reliance on technology (e.g. utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and services) or companies that seek to grow through technological advancements and innovations. Our technology lending strategy is primarily offered to investors through our technology-focused BDCs.
◦First Lien Lending: Our first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States. Our first lien lending strategy is offered to investors through our long-dated private funds and managed accounts.
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
•Alternative Credit: Our alternative credit strategy targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing. Our alternative credit strategy is offered to investors through our interval fund, OWLCX, long-dated private funds and managed accounts.
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

Real Assets
Our Real Assets products focus on three primary investment strategies: net lease, real estate credit and digital infrastructure. Our Real Assets products are offered primarily through Permanent Capital vehicles, including our non-traded REITs, and long-dated private funds.
•Net Lease: Our net lease real estate strategy structures portfolios of primarily single-tenant properties across industrial (such as distribution, manufacturing and cold storage), essential and other retail sectors and data centers, among others, occupied by investment-grade or creditworthy tenants. By combining our proprietary origination infrastructure, enhanced lease structures and disciplined investment criteria, we seek to provide investors with predictable current income and potential for appreciation while limiting downside risk.
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
•Digital Infrastructure: Our digital infrastructure strategy focuses on acquiring, financing, developing, and operating data centers and related digital infrastructure assets. As one of the world’s largest private investors in the space, we believe our scale, deep-sector focus, and partnership approach make us a leading solutions provider to premier technology companies and hyperscalers. Our capability set spans the entire operating and development spectrum, unlocking multiple opportunities for value creation in our pursuit to generate attractive risk-adjusted returns for our investors.
GP Strategic Capital
Our GP Strategic Capital products position us as a leading capital solutions provider to private capital managers. We primarily focus on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms, which we may refer to as “GPs” or “Partner Managers.” Our GP Strategic Capital division also houses our Business Services Platform (“BSP”), which provides strategic support to our Partner Managers. Our GP Strategic Capital products are offered primarily through Permanent Capital private fund vehicles across the following investment strategies:
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
•shifting allocations by individual and institutional investors.
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
Since inception, these businesses have launched and acquired new strategies and products, exclusively in areas where we believe we can leverage our competitive advantage and expertise, and where we believe we have identified a critical mass of lending, capital and real assets solutions opportunities as well as heightened investor interest. We have focused on executing on key adjacencies that are natural extensions of existing core strategies in order to capitalize on the growing dislocations in the market and rising investor demand.
Our Competitive Strengths
•High proportion of Permanent Capital. We have a high-quality capital base heavily weighted toward Permanent Capital. For the year ended December 31, 2025, approximately 85% of our management fees were earned on AUM that we refer to as Permanent Capital. Substantially all of the AUM in our GP Strategic Capital products and a large portion of the AUM in our Credit and Real Assets products are structured as Permanent Capital vehicles. The high proportion of Permanent Capital in our AUM provides a stable base and allows for our AUM to grow more predictably without having reductions in our asset levels due to ordinary redemptions. Our Permanent Capital base also lends stability and flexibility to our products’ portfolio companies, providing us the opportunity to grow alongside these companies and positioning us to be a preferred source of capital and the incumbent lender for follow-ons and other capital solutions to high-performing companies. As such, we are able to be a compelling partner for these firms as they seek capital to support their long-term vision and business development goals. The stability of our AUM base enables us to focus on generating attractive returns by investing in assets with a long-term focus across different periods in the market cycle.

•Significant embedded growth in current AUM with built-in mechanisms for fee revenue increases. While we expect to continue our successful fundraising track record to supplement our existing capital base, our current AUM, predominately Permanent Capital in nature, already provides for significant embedded growth. Of our $307.4 billion AUM base, $187.7 billion represents our current FPAUM. As of December 31, 2025, we had approximately $28.4 billion in AUM not yet paying fees, providing the potential for over $326.3 million of annualized management fees once fully deployed.
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
•Extensive, long-term relationships with a robust and vast network of alternative asset managers. We have extensive alternative asset manager relationships, which allow us to quickly and efficiently source potential investment opportunities for our products. We believe our deep relationships position us to receive “early looks” and “last looks” from alternative asset managers, which in turn, allow us to be highly selective in deciding which investments to pursue. We believe the depth and breadth of our relationships are predicated on several differentiating features of our business and that alternative asset managers value our team’s experience and deep focus both within products and across a broad spectrum of capital solutions. Our expansive set of product offerings allows us to provide flexible and creative solutions, and in tandem with our sizeable Permanent Capital base, enables us to provide access to scaled, sizeable commitments. Partner Managers in our GP minority stakes products also value our BSP, which provides strategic value-added services to our Partner Managers in key areas such as: capital strategy, private wealth, human capital, operations, corporate strategy and M&A, environmental, social and governance (“ESG”) advisory, data science, procurement and artificial intelligence. We expect our differentiated approach and broad spectrum of capital solution products will continue to strengthen our relationships, and we intend to further expand our network to fortify our position as a preferred partner for alternative asset managers and their products’ portfolio companies.
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
There are many managers who compete with our Credit platform. However, we believe our focus on direct lending serves as a competitive advantage. Our differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Our Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification in our portfolios. We believe our scale enables us to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders. We have significant available capital that allows us to provide scaled financing solutions, commit to full capital structures and support the capital needs of borrowers. We believe being a total solutions provider also grants us a broader view of market opportunities, which allows us to continue operating as a market leader.
Within Real Assets, we have a targeted origination strategy that is enhanced by our strong network and allows us to be both competitive and differentiated from other net lease peers. We proactively build and maintain strong relationships with large investment grade-rated and creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Further we look to provide flexible structuring that is mutually beneficial with long lease durations, and in many cases, favorable pricing. We have leveraged our corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. We believe our strong origination capabilities, conservative underwriting criteria, strong existing tenant relationships, experienced team dedicated to digital infrastructure investments and deep, multi-level hyperscaler alignment and relationships will allow our Real Assets products to purchase and develop properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale.

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
•Diverse, global and growing high-quality investor base. Our global investor base is composed of long-standing institutional relationships, as well as a quickly growing individual investor base. Our institutional clients include large domestic and international public and private pension funds, endowments, foundations, family offices, sovereign wealth funds, asset managers and insurance companies. Our individual clients include prominent wealth management firms, private banks, and high net worth investors. As we continue to grow, we expect to retain our existing clients through our breadth of offerings. As of December 31, 2025, approximately 33% of our institutional investors were invested in more than one product, with many increasing their commitment to their initial strategy and committing additional capital across our other strategies. We believe our diligent management of investors’ capital, combined with our strong performance and increasingly diversified product offerings has helped retain and attract investors which has furthered our growth in FPAUM and facilitated further expansion of our strategies. We also believe the global nature of our investor base enables significant cross-selling opportunities between our products. We are committed to providing our clients with a superior level of service. We believe our client-focused nature, rooted in our culture of transparency, will help us continue to retain and attract high-quality investors to our business.
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
•Alignment of interests with stakeholders. We consider the alignment of interests of our executive management team and other professionals with those of the investors in our products to be core to our business. AUM (inclusive of accrued carried interest) attributable to us, our executives and other employees as of December 31, 2025 totaled approximately $6.4 billion (including $2.6 billion related to accrued carried interest), which aligns their interests with our clients’ interests by motivating the continued high performance and retention of our dedicated team of professionals.
Our Growth Strategy
We aim to continue applying our core principles and values that have guided us since inception in order to expand our business through the following strategies:
•Organically grow our core business. We expect to continue to grow AUM in our existing strategies and intend to launch additional or successor Permanent Capital vehicles and long-dated products in the future. We will benefit from significant embedded growth in our current AUM that is not yet paying fees that can be realized as we continue to deploy and lever our existing capital base. We believe these key attributes, in conjunction with our ability to raise successor products in existing strategies, will continue to play a key role in our growth profile. We also expect to enhance our AUM growth by expanding our current investor relationships and continuing to attract new investors.
•Expand our product offerings. We plan to grow our business by expanding our product offerings. We intend to take a diligent and deliberate approach to expansion, by adding products that are complementary, adjacent or additive to our current strategies. To date, our measured approach to growth through the addition of adjacent strategies has allowed us to continue delivering high performance to our dedicated investor base. We expect that as we continue to grow our existing strategies, there will be additional adjacencies that provide natural expansion opportunities. We believe through the disciplined expansion of our business, we can continue to develop our breadth of offerings and further our position as a leading solutions provider. As we grow, we expect to attract new investors as well as leverage our existing investor base, as we have done with previous product launches.

•Leverage complementary global distribution networks. We are well positioned to continue to penetrate the growing global market. We intend to continue fundraising both domestically and internationally. The favorable industry tailwinds are global in nature and we believe that there is additional market opportunity across the global landscape. As of December 31, 2025, we raised approximately 75% of our capital in the United States and Canada. We believe our strong network and track record of global fundraising has primed us to further extend our fundraising efforts across products and into additional international markets, as institutional investors across the globe are facing the same pressures and seeking the same positive attributes of the sector that have attracted domestic investors thus far. We also believe we have a significant opportunity to continue to leverage our global fundraising capabilities and investor relationships to cross-sell our Credit, Real Assets and GP Strategic Capital products, as well as utilize our existing domestic retail channel to cross-sell our products while increasing our global capabilities. The global market represents a large, and relatively untapped opportunity for many of our products that we believe will facilitate our pursuit of international expansion in the coming years, and position us to enter into less-developed markets where we can be a significant first-mover and play a key role in defining the markets.
•Enhance our distribution channels. As investors continue to increase their alternatives allocation in the search for yield, we believe we have the opportunity to continue diversifying our client base by attracting new investors across different channels. We intend to leverage our strong growth within and across our strategies as a means to add new investors to our growing family of products. We are executing on this strategy, with a notable influx of wealth management platforms and public and private pension fund investors in recent years. These additions helped further diversify our investor base which also includes, but is not limited to, insurance, family offices, endowments and foundations. In addition, we have continued to grow our relationships in the consultant community. We intend to be the premier Credit, Real Assets and GP minority stakes investing business for investors across the institutional and retail distribution channels.
•Deepen and expand strong strategic relationships with key institutional investors. We have established invaluable relationships with strategic partners, consultants and large institutional investors who provide us with key market insights, operational advice and facilitate relationship introductions. We pride ourselves on continuing to foster these relationships as they are fundamental to our business and reflect the strong alignment of interests that is highly valued by our partners. As of December 31, 2025, 25 institutional investors have committed at least $1 billion across our strategies, 53 have committed at least $500 million, and 101 have committed at least $250 million. Our strategic partnerships allow us to craft customized solutions tailored to the objectives of our clients, while reflecting the breadth of our capabilities across our strategies. We also have important relationships with sponsors, wealth management firms, banks, corporate advisory firms, industry consultants and other market participants that we believe are of significant value. As we continue to grow, both organically and through product and geographic expansion, we will continue to pursue the addition of incremental key strategic partners.
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
Credit
Our competition as an asset manager and financing source to primarily upper-middle-market companies consists primarily of other asset managers who focus principally on credit funds, including BDCs, and other credit products. We also compete with other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act, imposes on our Regulated Products, or to the distribution and other requirements our Regulated Products must satisfy to qualify for regulated investment company (“RIC”) tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit.
Real Assets
Our Real Assets platform, which includes net lease, real estate credit and digital infrastructure products, generally faces competition from private equity real estate funds, REITs (publicly traded and non-traded), real estate lenders and other asset managers that invest in the real assets space.
While there is substantial activity in the net lease space, we believe our net lease strategy is differentiated from our peers. Importantly, our primary competition is not other net lease or real estate investors; it is predominantly companies choosing alternative paths to raising capital or solving a problem that could otherwise be resolved through sale-leaseback differently. This is further accentuated by the fact that a vast majority of our historical deal flow has been executed entirely off-market. We have remained focused on transacting primarily with investment grade rated and other creditworthy counterparties. However, the more stable and predictable nature of the net lease sector has brought additional competition into the space in recent years, including from high-net-worth buyers and net lease REITs.
Competitors in the publicly traded net lease sector generally exhibit less stringent criteria than we do with respect to pricing and lease durations, and their portfolios are comprised substantially of non-investment grade credits, shorter average lease terms, and meaningful near-term lease rollover. Additionally, many net lease peers focus on acquiring retail properties with an average deal size of less than $10 million, whereas our Real Assets products’ transactions are frequently $100 million and greater in size. The broader investment strategies of these competitors may therefore create competitive disadvantages for us and enable them to pursue more extensive investment opportunities that are excluded from our strategies. Competition from other private equity funds has grown, as many have either shifted their current real estate focus to building net lease teams or acquiring existing net lease strategies.
In the real estate credit sector, we compete with other real estate lenders based on our credit underwriting capabilities, sourcing capabilities, credit selection and accretive and responsible leverage strategies. While we target high-quality collateral with a singular focus on credit quality and aim to source investment opportunities in public and private real estate finance markets, some of our competitors may have more established, diversified platforms that can offer a greater variety of capital solutions in scale across different costs of capital and product types.
In the digital infrastructure sector, we compete with other funds and operators on the basis of our ability to deliver tailored solutions at scale, reduce execution risk and accelerate time to market. Hyperscalers seek partners who are able to not only provide capital, but also offer strategic value by aligning development timelines, offering flexible structures and delivering operational expertise to meet global requirements. We compete both locally and with other national and global funds and operators in the digital infrastructure space.

GP Strategic Capital
Our GP Strategic Capital products currently have limited direct competition from organizations dedicated to acquiring stakes in large, institutionalized private capital managers. While an incremental number of asset managers have recently entered the market, and other such institutions may compete with us for similar investments in the future, the number of asset managers pursuing this strategy remains relatively limited. We believe that this limited number of competitors is likely to persist, as conflicts of interest and regulatory restrictions, as well as the limited quantum of capital raised for this strategy, combine to make purchasing minority stakes in private capital managers challenging for financial institutions and private equity firms.
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
Human Capital
As of December 31, 2025, we had approximately 1,365 full-time employees globally.
Culture
As an alternative asset manager, we believe that our people are key to the success of our business. Our culture shapes how our employees work, grow and create value for our investors and stockholders. Culture is not just something we talk about, it defines how we engage with one another every day. We embrace four core values we view as integral to creating a culture in which our people can thrive personally and professionally, including mutual respect, excellence, constructive dialogue and a “one team” mindset.
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
We rely significantly on our talented team, leveraging a wide variety of investment, management, business and other skills and expertise, to create value for stockholders and investors in our products. We offer career development and skill building opportunities for our employees. We aim to build a team that is driven and embraces a culture of belonging in which our team members are engaged and work collaboratively across the organization.

Compensation and Benefits
We design our compensation programs, including fixed and variable performance-based compensation, to motivate and retain employees and align their interests with those of our stockholders. In particular, annual compensation for our executives and other senior employees involves a combination of cash and deferred equity awards in the form of Incentive Units and RSUs (each as defined in Note 1 to our Financial Statements). The proportion of compensation that is deferred and at risk of forfeiture generally increases as an employee’s level of compensation rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in Incentive Units and RSUs. To further align their interests with those of investors in our products, our employees have the opportunity to make investments in or alongside our products. We also provide our employees with job-specific training and development opportunities, robust health and other wellness offerings, as well as a variety of quality-of-life benefits, including family planning resources. We believe our approach to compensation and benefits is consistent with companies in the alternative asset management industry and helps enable us to attract and retain best-in-class talent in our industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program.
Sustainability
Blue Owl’s sustainability efforts seek to enable positive outcomes for our most critical stakeholders, including our investors, our public stockholders, our employees and the communities in which we operate.
We believe that Blue Owl’s sustainability efforts reflect strong leadership and oversight at the senior management and Board levels and our commitment to our priority areas. Our Board receives at least annual updates on our strategy and initiatives and the Audit Committee receives management presentations on responsible investing and ESG-related matters.
Additionally, to integrate responsible investing practices firmwide, we have a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by our Chief Operating Officer and activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. The firm adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
We believe that incorporating business relevant ESG factors into our corporate and investment activities has the potential to meaningfully contribute to the value of Blue Owl and our investments. We strive to continuously strengthen our ability to mitigate, manage and monitor relevant ESG risks and opportunities within our investment portfolios. When considering potential investments on behalf of the products that we manage, we seek to address the relevant ESG considerations, risks and potential rewards related to our prospective investments. Further, we have processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
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
Belonging
Blue Owl seeks to foster a culture that fuels our ability to deliver results through private markets, attract and retain top talent and build strong partnerships. Our values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where our employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for our employees and the many stakeholders we serve:

•Our Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•Our Blue Owl Celebrates series honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.
•We partner with industry organizations to offer our employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, our suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
We take our role as a corporate citizen seriously and aim to contribute to meaningful causes to support the communities in which we operate and reside. We are committed to building a robust citizenship program that is integrated, community-centered and employee-enriched, including:
•Blue Owl Leads Together, our global employee volunteerism and giving program, that empowers our employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances our firm’s philanthropic mission—unlocking opportunity by powering access to college, to careers and to capital—through strategic nonprofit partnerships.
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

The diagram below depicts a simplified version of our organizational structure as of December 31, 2025. Ownership percentages are based on shares and units that are fully participating in dividends and distributions as of December 31, 2025.
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

Regulatory and Compliance Matters
Our business, along with the broader financial services industry, is subject to extensive regulation and periodic examinations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate. These regulations cover a wide range of areas, including fund management, antitrust laws, anti-money laundering laws, anti-bribery laws related to foreign officials, tax laws and data privacy laws concerning client and other information. Additionally, some of our products invest in businesses that operate within highly regulated industries.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Our Operations” and “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment.”
Rigorous legal and compliance analysis of our business and investments made by our products is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify that they have received copies of and agree to comply with our compliance manual. Our Global Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities and manages our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
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
SEC Regulations
We provide investment advisory services through several entities that are registered as investment advisers with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our BDCs elect to be regulated under the Investment Company Act and the Exchange Act and, in certain cases, the Securities Act. OWLCX is a non-diversified, closed-end management investment company registered under the Investment Company Act that is conducting a public offering under the Securities Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act and the Investment Company Act, together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an adviser’s registration.
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

A significant portion of our revenues are derived from our advisory services to our Regulated Products. The Investment Company Act imposes significant requirements and limitations on our Regulated Products, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our Regulated Products, each of our Regulated Products is also subject to oversight and management by a board of directors or board of trustees, as applicable, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contracts with our Regulated Products, approving certain service providers and monitoring transactions involving affiliates, and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, provides the audit committee of each of our Regulated Products with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our Regulated Products oversees the valuation designee and reports to the respective Regulated Product’s board of directors or board of trustees, as applicable, on any valuation matters requiring such board’s attention. The advisory contracts with each of our Regulated Products may be terminated by the stockholders or the board of directors or the board of trustees, as applicable, of such Regulated Products on not more than 60 days’ notice, and are subject to annual renewal by each respective Regulated Product’s board, as applicable, after an initial two-year term.
Section 17 of the Investment Company Act places limitations on the ability of any principal underwriter, promoter, or “affiliated person” (as defined in the Investment Company Act), and any “affiliated person” of such persons, to engage in certain transactions with OWLCX. Section 57 of the Investment Company Act places similar limitations on any principal underwriter or promoter of our BDCs as well as certain “affiliated persons” of our BDCs, and certain “affiliated persons” of such persons. In certain instances, transactions that are otherwise prohibited may be permitted by exemptive rules under the Investment Company Act, pursuant to an exemptive order issued by the SEC or other SEC guidance, or, in the case of our BDCs, with the prior approval of the BDC’s board of directors. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser.
Certain of our products are permitted to co-invest with other products managed by us as a result of exemptive relief granted by the SEC, so long as such transactions are negotiated in a manner consistent with the conditions of such relief as well as regulatory requirements and other pertinent factors. Our investment allocation policy for relevant products incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in the investment portfolios of our Regulated Products and other of our products that could avail themselves of the exemptive relief. Additionally, we have been granted exemptive relief to permit certain of our Regulated Products to offer multiple classes of shares of common stock and to impose asset-based distribution fees and early withdrawal fees.
The SEC also has in the past proposed significant rules that would impact investment advisers and their management of private investment funds and the SEC may propose additional changes in the future. Such future rule making could materially impact private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage.
Other Regulators; Self-Regulatory Organizations
There are a number of other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities, including non-U.S. regulators with jurisdiction over our non-U.S. affiliates. In particular, Blue Owl Capital UK Limited (“Blue Owl UK”) is authorized and regulated by the Financial Conduct Authority (“FCA”) pursuant to the UK Financial Services and Markets Act 2000 (“FSMA”). The FSMA, along with the FCA’s Handbook of rules and guidance, constitute the primary regulatory framework for governing Blue Owl UK’s business activities in the United Kingdom (the “UK”). In this context, Blue Owl UK provides services to its U.S. affiliates including, inter alia, advising on investments, arranging transactions to be executed by or on behalf of Blue Owl funds, and certain other related services. Blue Owl Capital Japan (“Blue Owl Japan”) is an entity operating in Japan whose employees assist in the marketing and distribution of Blue Owl Funds in Japan. Blue Owl Japan is registered with and regulated by the Kanto Local Finance Bureau and the Japan Financial Services Agency as a Financial Instruments Intermediary Service Provider under the sponsorship of a local distribution partner. Blue Owl Capital (Dubai) Limited (“Blue Owl Dubai”) is an entity organized in the Dubai International Financial Centre (“DIFC”) whose employees assist in the marketing and distribution of Blue Owl Funds in the DIFC. Blue Owl Dubai is authorized by the Dubai Financial Services Authority as a Prudential Category 4 firm. Blue Owl Capital HK Limited (“Blue Owl HK”) is an entity organized and operating in Hong Kong whose employees assist in the marketing and distribution of Blue Owl Funds in Hong Kong. Blue Owl HK is regulated and licensed by the Securities & Futures Commission of Hong Kong.

Blue Owl Securities is registered as a broker-dealer with the SEC, maintains registrations in all states and is a member of FINRA and SIPC. As a broker-dealer, Blue Owl Securities is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to Blue Owl Securities in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, Blue Owl Securities is, however, subject to various other rules and regulations, including, but not limited to, Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.

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
Investment Management
•Management fees and other fees comprise a substantial majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders.
•Our growth depends in large part on our ability to raise new and successor products. If we were unable to raise such products, the growth of our FPAUM and management fees, and ability to deploy capital into investments would slow or decrease.
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in investors allocating increased amounts of capital away from alternative asset managers.
Products
•The historical returns attributable to our products should not be considered as indicative of the future results of our products or of our future results or of any returns expected on an investment in our Class A Shares.
•Valuation methodologies for certain assets of our products can be subject to subjectivity, and our valuation of an asset may differ materially from the value ultimately realized.
•The use of leverage by our products may materially increase the returns of such products but may also result in significant losses or a total loss of capital.
•We have increasingly undertaken business initiatives to increase the number and type of products offered to individual investors, which could expose us to new and greater levels of risk.
•We are vulnerable to an increased number of investors seeking to participate in share repurchase programs or tender offers of our non-traded products.
•The services, products and investment strategies we currently or in the future may offer or pursue may expose us to greater market, tax, regulatory and other risks.
Operations
•The anticipated benefits of recent or future development opportunities, acquisitions or joint ventures may not be realized or may take longer than expected to realize.
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
•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.

Personnel
•We depend on our senior management team, senior investment professionals and other key personnel to provide their services to us and our products.
•Employee, former employee or third-party service provider misconduct could harm us by impairing our ability to attract and retain product investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
•Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
Conflicts of Interest
•Conflicts of interest may arise in our allocation of capital and co-investment opportunities, fees and expenses amongst products or in circumstances where our products hold investments at different levels of the capital structure.
•Our entitlement and that of certain Principals and employees to receive performance income from certain of our products may create an incentive for us to make more decisions, including speculative investments and determinations on behalf of our products, than would be the case in the absence of such performance income.
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
•We, our products and our products’ portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, our stockholders, regulators and other stakeholders with respect to ESG-related topics.
•Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
•Our use of AI technologies could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal and regulatory risks in ways that we cannot predict.
Structure and Governance
•Blue Owl has elected to be treated as a “controlled company” within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
•The multi-class structure of Blue Owl common stock has the effect of concentrating voting power with the Principals, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
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
Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our investors and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our products may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa region. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
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
Certain of our products and their portfolio companies operate in industries that have been impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our products’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our products’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our products’ investments could result in future realized or unrealized losses.

Fluctuations in interest rates could have a material adverse effect on our business and that of our products’ portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our products’ capital. In addition, lower interest rates may increase prepayment risk for our clients’ investments in assets with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
In addition, because our products borrow money and may issue debt securities to make investments, our products’ net investment income will depend, in part, upon the difference between the rate at which they borrow funds or pay interest on such debt securities and the rate at which they invest those funds. In periods of declining interest rates, our products may earn less interest income from investments during such lower rate environment.
Risks Related to Investment Management
Management fees and other fees comprise a substantial majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders.
Regulated Products
The investment advisory and management agreements we have with each of our Regulated Products categorize the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on the average fair value of our Regulated Products’ gross assets (excluding, in certain cases, cash and cash equivalents) or average fair value of gross assets (excluding cash) plus undrawn commitments, (b) Part I Fees and (c) in the case of our BDCs, Part II Fees. We classify the Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If any of our Regulated Products’ gross assets or net investment income (before Part I Fees and Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments, an increase in the number of investors participating in tender offers, or the inability or increased cost to obtain or maintain borrowings for each of our Regulated Products, the amount of the fees we receive from our Regulated Products, including the base management fee and the Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. We may also, from time to time, (a) waive or voluntarily defer any fees payable to us by our Regulated Products or any Regulated Products that we may manage after the date hereof and (b) restructure any existing fee waivers in place with our Regulated Products so that such of our Regulated Products will be obligated to pay fee amounts that are less than the full fee amounts owed to us pursuant to the terms of the applicable investment advisory and management agreements between us and such Regulated Product, and the duration and extent of such waivers and deferrals in each of (a) and (b) may need to be significant to support continued fundraising. In addition to those arrangements, we have entered into and in the future may enter into expense supporting arrangements with certain of our BDCs under which we pay or reimburse certain expenses of our BDCs in order to support their target dividend payments, and we have entered into and in the future may enter into contractual expense limitation agreements with OWLCX in which we waive fees we would otherwise be paid and/or assume expenses of OWLCX so that certain specified expenses do not exceed a set threshold. Furthermore, we have reimbursed, and may in the future pay for or reimburse, certain expenses of our BDCs relating to one-time transaction costs.
Our investment advisory and management agreements with our BDCs renew for successive annual periods, and will also renew on an annual basis for OWLCX following an initial two-year term, subject to the approval of the applicable Regulated Product’s board of directors or board of trustees, as applicable, including a separate vote of a majority of such Regulated Product’s independent directors or independent trustees, as applicable, or by the affirmative vote of the holders of a majority of such Regulated Product’s outstanding voting securities. In addition, as required by the Investment Company Act, the investment advisory and management agreements with our Regulated Products may be terminated without penalty upon 60 days’ written notice to the other party. Termination or non-renewal of any of these agreements would reduce our revenues significantly and could have a material adverse effect on our financial condition.
Private Funds
For our other non-Regulated Product Credit products, as well as certain Real Assets products and GP Strategic Capital products, which we refer to as our private funds, we enter into investment advisory and management agreements whereby we generally receive base management fees from the inception of such fund through the liquidation of such fund or, for certain of our products, for a set period. Non-Regulated Product Credit products generally have a base management fee that is typically based on a percentage of gross asset value (which, if applicable, includes the portion of such investments purchased with leverage) although our alternative credit products generally have a management fee that is typically based on net invested capital, whereas our GP Strategic Capital products generally have a management fee that is initially a set percentage of capital committed by investors, and then, following a step down event (generally either the end of the investment period or, for certain funds, when the fund’s commitments become substantially invested or drawn), is adjusted to a lower percentage of the fund’s cost of unrealized investments, subject to impairment losses for certain funds. While GP Strategic Capital funds are not required to realize assets as of any date, if and to the extent a liquidity event occurs prior to the management fee end date, this could cause a reduction in the amount of management fees we are otherwise entitled to receive. Further, any realization of assets will be within the control of certain of our employees who separately own an interest in a portion of the carried interest and who therefore may have an incentive to effect a realization earlier than one otherwise would expect without such carried interest ownership. With respect to our Real Assets products, our Permanent Capital vehicles have a management fee that is typically based on a percentage of net asset value, and our closed-end vehicles generally have a management fee that is initially a set percentage of capital committed by investors plus a set percentage of the fund’s invested capital with respect to unrealized investments, and then, following a step down event (generally the end of the investment period or commencement of a successor fund), is adjusted to the same or in some cases a lower percentage of the fund’s invested capital with respect to unrealized investments. Following a management fee step down event, the management fee we receive will be reduced when a fund realizes investments or in certain cases when there are permanent changes to the cost basis of unrealized investments.
As our private funds generally have end dates for paying management fees, our revenues will decline in respect of such funds if we are unable to successfully raise successor funds to replace the management fee payments that terminate on the older funds or such successor funds do not generate fees at the same rate due to their size and/or fee structure. Further, to the extent we are unable to meet anticipated fundraising targets or if there are significant redemptions, our ability to collect management fees will be impaired. Additionally, given that such management fees are often based on gross asset value, acquisition costs or invested capital, either throughout the fund term or the portion of the term following the investment period, the management fee received in respect of such fund will be reduced when a fund realizes investments or if the value of an investment is impaired, as and to the extent specified in the fund’s governing documents. During the investment period of many funds, the fund expects to actively recycle capital into new investments, which would have the impact of replacing investments that have been realized during the investment period, but there are many factors that may limit our ability to effectively recycle capital and realize the full fee potential of any particular fund, including availability of new investments suitable to a particular fund’s strategy.
Further, our right to receive management fees can be impaired by certain actions of investors in a private fund. Our private funds generally provide investors with the right to terminate such fund on both a for-cause basis and a no-fault basis, and may also provide for the right to remove us as manager of a fund for cause or on a no-fault basis and/or the right to create an early step down event with respect to a fund on a for cause basis. If investors in a private fund exercised their right to vote for an early termination, we would typically continue to receive management fees through the liquidation of such fund. However, as a result of such vote, we could face pressure to liquidate investments earlier than we otherwise believe is appropriate to maximize the value of such investment. Certain funds also provide investors with the right to remove the general partner of such fund for cause or on a no-fault basis. Upon the removal of the general partner of a fund becoming effective, the investment advisory and management agreement in respect of such fund will cease to exist and our rights to payment of management fees will terminate. In some cases, investors may also have the right to redeem after certain periods of time or following regulatory or key person concerns, which would also reduce the base on which fees are charged. In other cases, after an initial lock up period, investors may issue redemption notices with respect to their interests; as such interests are redeemed, the fees will decrease unless we are able to find new investors to replace those redeeming.
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
Other Fee Income
We also receive fee income for providing services to our products or certain portfolio companies of our products. Such services include arrangement, syndication, origination, capital markets, structuring analysis, capital structure and business plan advice and other services. Certain types of transaction-related fees are required to be distributed to Blue Owl products and other products under the terms of our Co-investment Exemptive Order, as discussed below in “—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities,” or are required to be distributed to investors in our products or offset against management fees that would otherwise be payable pursuant to the terms of the governing agreements of the relevant vehicles, while other types of related fees may be retained by us with no offset against management fees and contribute to our revenues and, ultimately, to our net income. We may decide not to seek those fees for any reason, including market conditions and expectations. Our ability to receive and retain those fees, and to continue to receive and retain those fees in the future, is dependent on the terms we negotiate with investors in our products, our ability to successfully negotiate for those fees with underlying portfolio companies, the permissibility of receiving and retaining those fees under the relevant legal and regulatory frameworks, and our business determination to negotiate for those fees. As a result, any change to the willingness of portfolio companies to bear those fees, the terms of our products that permit us to receive and retain those fees, the legal and regulatory framework in which we operate or our willingness to negotiate for those fees with portfolio companies of our products, could result in a decrease to our revenues and net income, and ultimately decrease the value of our common stock and our dividends to our stockholders. In addition, the fees generated are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our products could adversely affect the amount of fees generated.
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
•Intense competition among alternative asset managers may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain our FPAUM. Competition may be amplified by changes in investors allocating increased amounts of capital away from alternative asset managers; and
•Poor performance of one or more of our products, either relative to market benchmarks or in absolute terms (e.g., based on market value or net asset value of our BDCs’ shares or net asset value of OWLCX’s shares), or compared to our competitors may cause product investors to regard our products less favorably than those of our competitors, thereby adversely affecting our ability to raise new or successor products.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, product investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. Maintaining our reputation is critical to attracting and retaining product investors and for maintaining our relationships with our regulators, sponsors, Partner Managers, potential co-investors and joint venture partners, as applicable. See also “—Risks Related to Macroeconomic Factors—Difficult market and geopolitical conditions may reduce the value or hamper the performance of the investments made by our products or impair the ability of our products to raise or deploy capital.”
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

Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have, or are perceived to have, more expertise or financial, technical, marketing and other resources and more personnel than we do;
•Some of our products may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements that potential investors may find more appealing;
•Some of our competitors may be willing to pay higher placement, servicing or other forms of distributor fees in order to broaden distribution of their private wealth products, which may adversely impact the amount of capital we are able to raise in the private wealth channel;
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
•Some of our competitors may offer broader investment offerings and more partnership opportunities to portfolio companies than we are able to offer; and
•Some of our competitors have instituted or may institute low-cost high speed financial applications and services based on artificial intelligence and machine learning technologies (collectively, “AI technologies”) and new competitors may enter the asset management space using new investment platforms based on AI technologies.
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
We have presented returns relating to the historical performance of the products we manage and certain targets of our future performance, including by reference to the internal rate of return (“IRR”) of certain products’ performance using a gross IRR and a net IRR calculation. The historical performance of our products is relevant to us primarily insofar as it is indicative of our reputation and ability to raise new products. The historical and potential returns of the products we advise are not, however, directly linked to returns on shares of our Class A Shares. Therefore, holders of our Class A Shares should not conclude that positive performance of the products we advise will necessarily result in positive returns on a return on investment in our Class A Shares. However, poor performance of our products we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results, returns on our Class A Shares and a negative impact on our ability to raise new products. Also, there is no assurance that projections in respect of our products or unrealized valuations will be realized.
Moreover, the historical returns of our products should not be considered indicative of the future returns of these or from any future products we may raise. Target performance metrics relating to future returns, such as IRR, for any current or future product may vary considerably from the historical performance generated by any particular product, or for our products as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular product invests.
Valuation methodologies for certain assets of our products can be subject to subjectivity, and our valuation of an asset may differ materially from the value ultimately realized.
Many of the investments in our products are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their fair value as of the date of determination, which often involves significant subjectivity. There is no single standard for determining fair value and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. Our products generally value their investments quarterly at fair value, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that we receive.
The use of leverage by our products may materially increase the returns of such products but may also result in significant losses or a total loss of capital.
Our products, particularly our Credit and Real Assets products, use leverage as part of their respective investment programs and certain products regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The use of leverage by our products increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the value of a fund’s assets were to decrease, leverage would cause net asset value to decline more sharply than it otherwise would if the fund had not employed leverage. Similarly, any decrease in the fund’s income would cause net income to decline more sharply than it would have if it had not borrowed and employed leverage. Such a decline could negatively affect the fund’s ability to service its debt, which could have a material adverse effect on our products, and as a result, on our financial condition, results of operations and cash flow.
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
We have increasingly undertaken business initiatives to increase the number and type of products offered to individual investors, which could expose us to new and greater levels of risk.
We have increasingly undertaken business initiatives to increase the number and type of products offered to investors, especially individual investors (including investors often described as high net worth individuals, family offices and mass affluent individuals), in the U.S. and other jurisdictions around the world. Our investment adviser subsidiaries or affiliates currently manage or advise a number of such vehicles, and a number of other vehicles are expected to be launched at various times in the future.
Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks, an increased compliance burden, and more complex administration and accounting operations. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.
We continue to distribute products through new channels and markets, including through unaffiliated third-party firms, and we may not be able to effectively monitor or control the manner of distribution, which could result in litigation or regulatory action against us. In addition, there is an increased compliance burden associated with onboarding new distributors or pursuing new distribution channels. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third parties through which individual investors access our products, we do not control and may have limited information regarding many of these third-party channels and, therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly sell our products to investors.
As we expand the distribution of products to individual investors outside of the U.S., we are increasingly exposed to risks in non-U.S. jurisdictions. While many of the risks we face in non-U.S. jurisdictions are similar to those that we face in the distribution of products to individual investors in the U.S., non-U.S. securities laws and other applicable regulatory regimes can be extensive, complex and vary by jurisdiction. In addition, the distribution of products to individual investors outside of the U.S. may involve complex structures and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation and regulatory risk. See also “—Risks Related to Our Operations—We may continue to enter into new product lines and expand into new investment strategies, geographic markets, businesses and investor profiles, each of which may result in upfront costs and additional risks and uncertainties in our business.”
We are vulnerable to an increased number of investors seeking to participate in share repurchase programs or tender offers of our non-traded products.
In recent periods we have launched a number of non-traded products, including BDCs, REITs and interval funds. Non-traded products often conduct share repurchase programs or tender offers to provide liquidity to investors in such vehicles. While such share repurchase programs and tender offers may contain restrictions that limit the amount of shares that may be repurchased in particular periods, an increase in the number of investors requesting repurchases or participating in tender offers, or an increase in the amount of shares repurchased through such repurchase programs or tender offers, of our non-traded products could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, fluctuations in interest rates or global or national events that are beyond our control, could cause investors to request repurchase of an increased number of shares pursuant to the share repurchase programs of our non-traded products, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar products to deny repurchase requests or to suspend or partially suspend their share repurchase programs and tender offers and such suspension may have a negative reputational impact on the manager or on its ability to continue fundraising.

Investors may also seek to have their interests repurchased due to changes in interest rates that make other investments more attractive, rebalancing of their asset allocations, changes in investor perception of us and our investments as well as our reputation, dissatisfaction with a product’s performance or investment strategy, departures or changes in responsibilities of key investment professionals, and liquidity needs.
Our non-traded products may repurchase fewer shares than investors request due to a lack of readily available funds due to a number of factors, including adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our non-traded products may amend or suspend share repurchase programs during periods of market dislocation, which may further limit the volume of repurchase requests satisfied. Any repurchases of less than amounts requested could undermine investor confidence in our non-traded products and harm our reputation.
The inclusion of repurchase features in investment vehicles creates heightened risk of operational error, including with respect to the calculation of net asset values, which could expose us to increased risk of litigation, regulatory action and reputational damage.
Our alternative credit products may expose us to incremental risks and complexities.
We engage in various forms of alternative credit structured finance arrangements that are collateralized by various asset classes. Asset-based financing investments are generally structured as loans or securities that represent the purchase or participation in, or are collateralized by and payable from, a stream of payments generated by pools of financial, physical or other assets. Specifically, our alternative credit portfolio targets investments in markets that are underserved by traditional lenders, including, without limitation, secured and unsecured consumer credit receivables, less established companies (including startups and emerging growth companies), consumer leases, residential and commercial real estate, hard assets (such as equipment leases), aviation assets, shipping assets, transportation and storage assets and financial assets such as factoring receivables, litigation claims, financial claims, trade claims and other receivables. These forms of alternative credit generally expose a lender to a greater degree of business and credit risks than traditional lending, as repayment of the loans often depends upon the performance of credit or credit-related assets, the successful operation of the businesses, greater exposure of less established companies to market volatility and potential for fraud and the income stream of the borrower. Additionally, investments in such markets expose our business to additional regulations promulgated by state and federal regulators, including the Consumer Financial Protection Bureau (“CFPB”), which may impact our business in new and unexpected ways. The CFPB has broad powers to administer, investigate compliance with and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to investments our products make in markets, products or services that serve consumers, including laws that regulate “unfair, deceptive or abusive” consumer acts and practices.
The CFPB and other federal or state regulators may examine, investigate and take enforcement actions against the companies that our products invest in that offer consumer financial services and products, as well as financial institutions and other third parties upon which such companies rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws. As a result, some states have issued new and broader financial consumer protection laws and others may in the future, which are more comprehensive than existing U.S. federal regulations. In addition, state attorneys general may in some cases bring actions to enforce federal consumer protection laws. Depending on how governmental authorities elect to exercise their statutory authority, it could increase the compliance costs for the companies that our alternative credit products invest in, potentially delay their ability to respond to marketplace changes, result in requirements to alter products and services that would make them less attractive to consumers, and experience other negative impacts on their business condition and results of operations that in turn impact their ability to repay loans and negatively affect our products’ investments in such companies.
Our Real Assets products are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments in our Real Assets products are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, fluctuating occupancy rates and changes in demand for commercial office properties (including as a result of an increased prevalence of remote work). Additionally, our products’ properties are generally self-

managed by the tenant or managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions and financial resources of such third parties.
More generally, investments in real estate-related businesses and assets are subject to risks including the following:
•the financial resources of tenants;
•changes in building, environmental and other laws;
•energy and supply shortages and supply chain disruptions;
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
•tariffs and trade wars;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects; and
•terrorist attacks and conflicts and other factors that are beyond our control.
Our products have made, and are expected to continue to make, an increasing number of investments in infrastructure assets such as data center and logistics hubs. The acquisition of infrastructure assets involves substantial and continual involvement by, or an ongoing commitment to, regulatory agencies, which often have considerable discretion to change or increase regulation of the operations of infrastructure assets. In many instances, the operation or acquisition of infrastructure assets may involve an ongoing commitment to or from municipal, state, federal or foreign government, regulatory agencies or governing bodies. The nature of these obligations exposes the owners of infrastructure assets to a higher level of regulatory control than is typically imposed on other businesses and may require us to acquire complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Such licenses, concessions, leases or contracts may also be terminated with limited compensation and prior notice. Further, our investments in critical infrastructure sectors, such as digital infrastructure, are generally subject to heightened regulatory scrutiny at the time of investment and ongoing compliance requirements. For additional details, see “—Risks Related to Our Products—Investments in digital infrastructure may expose us and our products to risks inherent in the ownership and operation of digital infrastructure.” Increased regulatory oversight could impair or prevent operation of a facility owned by an infrastructure asset, the completion of a previously announced acquisition or sale to third parties, or could otherwise result in additional costs and material adverse consequences to an infrastructure asset and investments in such assets. In addition, revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to heightened counterparty default risk.
Any of these factors may cause the value of the investments in our Real Assets products to decline, which may have a material impact on our results of operations. In connection with obtaining commercial loans backed by real estate, the lender will typically require a “bad boy” guarantee, in which our investment vehicles and we may guarantee liability for environmental liabilities and bad acts including fraud, intentional misrepresentation, voluntary bankruptcy and other acts. It is expected that commercial real estate financing arrangements generally will require “bad boy” guarantees and in the event such guarantee is called, a fund or our assets could be materially and adversely affected.
Investments in digital infrastructure may expose us and our products to risks inherent in the ownership and operation of digital infrastructure.
We and our products have invested and plan to continue to invest in multiple asset classes within digital infrastructure, which subjects us to risks, including:
•Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers;

•Any failure of physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation. Such a failure could result from numerous factors, including mechanical failures, power outages, human error, shortages of material and skilled labor or work stoppages, physical or electronic security incidents, wars, terrorism, health crises or pandemics, fires, earthquakes, hurricanes, floods, climate change, and other natural disasters, sabotages and acts of vandalism;
•Service interruptions, equipment failures or security incidents may result in legal liability, regulatory requirements, penalties and monetary damages and damage our brand and reputation;
•Dependence on third-party suppliers for power, network connectivity and certain other services results in vulnerability to service failures of such third-party suppliers and can lead to price increases by such suppliers to the extent such costs are not borne by customers;
•The digital infrastructure industry is highly competitive and it may be difficult to develop and maintain a balanced customer base of investment-grade or creditworthy tenants, resulting in increased risk based on the credit quality of one or more customers;
•Demand for digital infrastructure assets, power or connectivity is particularly susceptible to general economic slowdowns as well as adverse developments in the internet and data communications and broader technology industries;
•Technological developments may cause certain digital infrastructure assets to become obsolete or result in decreased demand for such digital infrastructure assets;
•Digital infrastructure investments are subject to substantial and evolving government regulation related to the acquisition and operation of such investments; and
•The use and development of AI technologies is subject to evolving and complex regulatory frameworks across various jurisdictions, and it remains uncertain how AI technologies and such regulatory developments will impact new and existing digital infrastructure investments.
Our digital infrastructure focused funds may be more susceptible to any single economic, political or regulatory occurrence and more volatile than a more diversified fund. Additionally, our strategy to invest across different classes of digital infrastructure assets may not perform as well as a portfolio that is concentrated in a particular type of digital infrastructure asset. Any of these factors may cause the value of the investments in our digital infrastructure funds to decline, which may have a material impact on our business and results of operations.
Our GP Strategic Capital products may suffer losses if our Partner Managers are unable to raise new products or grow their AUM.
As our GP Strategic Capital products’ investments in Partner Managers are intended to be held for an indefinite duration, the performance of such investments are dependent upon the ability of our Partner Managers to successfully execute their investment program and grow their assets under management. In the event that a Partner Manager is unable to grow their assets under management or such Partner Manager’s investment returns fail to meet expectations, the returns attributable to such investment may be reduced or our products may suffer a loss on such investment. A Partner Manager’s failure to grow assets under management may result from a range of factors including the departure of key persons, the inability of such Partner Manager to diversify into new investment strategies, investment performance and regulatory enforcement actions.
Our professional sports minority stakes strategy is small, but may have a disproportionate effect on our reputation.
Our professional sports minority stakes strategy is small and has been difficult to grow. Our Blue Owl HomeCourt Fund makes minority investments in NBA franchises and has invested, and may in the future invest, in entities with exposure to other sports leagues or franchises outside of the NBA. The NBA provides certain services with respect to the Blue Owl HomeCourt Fund and receives a share of management fees and incentive allocations attributable to the fund. There is no assurance that we will be able to raise sufficient funds to continue to execute this strategy in the future. As adviser to the Blue Owl HomeCourt Fund, we may be exposed to liability to the NBA, other sports leagues or one or more NBA or other league teams in which we invest in a range of circumstances, including as a result of a violation of rules applicable to NBA or other league franchise owners by us or investors in our Blue Owl HomeCourt Fund or, in certain circumstances, by our co-owners of a team (regardless of whether such persons were acting under our direction or control). In addition, the NBA may terminate its relationship with us for a variety of reasons, including the departure of certain key persons or the occurrence of certain events constituting cause. The Blue Owl HomeCourt Fund may also evoke a high profile in the marketplace relative to its economic significance to us.

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
Risks Related to Our Operations
The anticipated benefits of recent or future development opportunities, acquisitions or joint ventures may not be realized or may take longer than expected to realize.
We have recently acquired assets or businesses, and may in the future engage in development opportunities, including joint ventures, or pursue acquisitions of assets or other businesses, that are complementary to our business. For any such acquisitions, the optimization of our combined operations may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such development opportunities, joint ventures or acquisitions.
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

We may continue to enter into new product lines and expand into new investment strategies, geographic markets, businesses and investor profiles, each of which may result in upfront costs and additional risks and uncertainties in our business.
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
•entry into markets, lines of business and investor profiles in which we may have limited or no experience, and which may subject us to new laws and regulations which we are not familiar or from which we are currently exempt;
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
•conflicts between platforms or strategies in deal flow or objectives;
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
Our AUM has grown significantly in the past, and we may pursue further growth, including opportunistically through acquisitions. Our rapid growth has placed, and future growth, if successful, will continue to place, significant demands on our legal, compliance, accounting and operational infrastructure and will result in increased expenses. In addition, we are, and will continue to be, required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market; legal, accounting, regulatory and tax developments and continually evolving cybersecurity risks.
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
As borrowings under our senior notes, Revolving Credit Facility and any future indebtedness mature, we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on SOFR (as defined in Note 7 to our Financial Statements) obligations. As a result, an increase in SOFR will increase our interest costs if such borrowings are not been hedged into fixed rates in the future.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we and our employees may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our fund investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results.
The rapid evolution and increased availability of AI technologies may intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or our employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote working. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in, and could in the future result in, temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
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
There is no guarantee that the non-competition and non-solicitation agreements to which our senior managing directors and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such personnel would be free to compete against us and solicit our clients and employees. In addition, such agreements may not be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements.
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
Employee, former employee or third-party service provider misconduct could harm us by impairing our ability to attract and retain product investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain product investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Business Conduct and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our products and us. Our business often requires that we deal with confidential matters of great significance to companies in which our products may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Additionally, we allow many of our employees to work on a hybrid schedule or remotely, which has required us to develop and implement additional precautions in order to detect and prevent employee misconduct. Employee, former employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
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
Certain of our products may have overlapping investment objectives, including products that have different fee structures, and conflicts may arise with respect to our allocation of investment opportunities among those products as well as other co-investors. We are permitted to allocate an investment to a number of products across our platforms that we view as appropriate for the particular investment objectives, strategies and characteristics of such products. We reserve the right to allocate an investment opportunity that is appropriate for two or more investment products in a manner that excludes one or more products or results in a disproportionate allocation based on factors or criteria that we determine including, but not limited to, differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to us and in accordance with our policies and procedures. Although we have adopted investment allocation policies and procedures that are designed to ensure fair and equitable treatment over time, and expect such policies and procedures to continue to evolve, those policies and procedures will not eliminate all potential conflicts. Additionally, certain investment opportunities may be allocated to certain products that have lower fees or to our co-investment products or third-party co-investors that pay no fees. To the extent that those investments could otherwise have been allocated to products generating FPAUM, our revenues will be less than what would otherwise have been generated were those investments made through fee paying structures.
In addition, subject to applicable law and our policies and procedures, we are permitted to cause a product to enter into a transaction to purchase securities from, or sell securities to, another product we manage, or co-investors or co-investment vehicles. Any of these transactions raise potential conflicts of interest, including where: (i) the investment of one product supports the value of portfolio investments owned by another product or (ii) the transaction allows us to realize carried interest or receive future management fees or other compensation with respect to such investments. These conflicts are heightened to the extent the relevant securities are illiquid or do not have a readily ascertainable value.
Potential conflicts of interest in connection with co-investments between our private funds and our Regulated Products.
Potential conflicts of interest may arise in connection with co-investments between our private funds and our Regulated Products. Funds sponsored or managed by our investment adviser subsidiaries are prohibited from participating in certain transactions alongside our Regulated Products, or certain entities controlled by such funds, without an SEC exemptive order (“Co-Investment Exemptive Order”). We intend to rely on the Co-Investment Exemptive Order in order to engage in co-investment transactions between our private funds and our Regulated Products and certain of their controlled entities. Our ability to rely on the Co-Investment Exemptive Order is subject to certain limitations and requirements, including the requirement that each participant in a co-investment transaction acquire or dispose of the same class of securities on substantially the same key terms and share expenses related to the co-investment transaction pro rata to the securities being acquired. These restrictions may limit the ability of our private funds to make certain investments they otherwise may have made, and subject our products to additional compliance and regulatory risk. Additionally, the different investment objectives of our private funds versus our Regulated Products may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made in co-investment transactions pursuant to the Co-Investment Exemptive Order and in decisions about the allocation of specific investment opportunities between our private funds and our Regulated Products.
Conflicts related to investments by several of our products at different levels of the capital structure of a single portfolio company or Partner Manager.
Different products that we advise may invest in a single portfolio company, including at different levels of the capital structure of the same portfolio company. For example, in the normal course of business, one of our products may acquire debt positions in, or lend to, portfolio companies in which another of our products owns common equity securities or a subordinated debt position. Such investments or commitments may be made at different times, at different prices and on different terms. The interests of these different products invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one product may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different products may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a product owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different product’s actions in respect of its own interests as a senior debt holder. The governing documents of our products may also prevent or impose conditions on other products investing at different levels of the capital structure. Alternatively, investments by more than one product in a portfolio company also have the potential to raise the risk of using assets of one product to support positions taken by our other products. For example, we may be incentivized to cause a product invested in a senior debt position to be more passive or refrain from taking actions adverse to other products invested in equity or subordinated debt given the possibility for losses for these products. In addition, if one of our Regulated Products is an investor in a portfolio company alongside other of our products that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit us from negotiating on behalf of any such product in connection with a reorganization or restructuring of the portfolio company. While we have developed general guidelines regarding when two or more products can invest in different parts of the same company’s capital structure and created a process that we employ to handle those conflicts when they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address those conflicts, it could negatively impact our reputation and ability to raise additional products and the willingness of counterparties to do business with us or result in potential litigation against us.
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
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our products, including the extent to which services provided by certain employees and associated costs, including compensation, are allocable to certain products. Our products generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the products and the offering of interests in the products, as well as the operation of the products and their investment activities, including certain employee compensation in the case of certain products. In certain cases, our products’ responsibility for such expenses are subject to caps. Such determinations often require subjective judgment and may result in us, rather than our products, bearing certain fees and expenses. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses and expenses more generally relating to a particular investment strategy, among our products, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our products bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our products or us, as further described below, having to bear some portion of these costs as well as reputational risk. In addition, for products that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by us, which will reduce the amount of net fee income we receive for providing advisory services to the products. Our BSP provides strategic services to Partner Managers. Certain expenses associated with the BSP (“BSP Expenses”) are allocated among, and payable by, each of the flagship GP minority equity investment products; however, co-investment and similar vehicles sponsored and/or managed by us do not bear any portion of BSP Expenses. Those GP Strategic Capital products are generally allocated an amount equal to their pro rata allocation of BSP Expenses based on the relative number of Partner Managers in which investments are held from time to time by each of those products; provided that the amount of BSP Expenses borne by a particular fund is subject to certain floors and/or caps specified in its respective governing documents.
We are required to bear any BSP Expenses allocated to a product that exceeds the product’s cap on those expenses. In addition, in certain instances, we expect to determine not to allocate or charge certain BSP Expenses to any product, in response to regulatory, investor relations, governance or other applicable considerations and determine instead for those BSP Expenses to be borne by us. Any such determination could have the effect of materially reducing the reimbursement payments received by us with respect to the BSP or result in losses attributable to certain activities thereof. The allocation methodology for allocating BSP Expenses and other similar expenses is complex and subject to interpretation. Accordingly, there can be no assurance that any conflict arising from these allocations of expenses will be resolved in a manner responsive to the interests of all of our clients, which could damage our reputation.
The activities of the BSP and the allocation of BSP Expenses have in the past been subject to an SEC order. These and other expense allocation practices could in the future be subject to regulatory scrutiny.
Potential conflicts of interest in allocation among Blue Owl, our products and our investment professionals.
Certain of our products may have overlapping investment objectives with Blue Owl, and conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among Blue Owl and our products. We have provided and expect to continue to provide funds to support new product and strategy launches to enable our products to achieve a level of scale and profitability. We have used, and expect to continue to use, our balance sheet capital to warehouse seed investments in our products pending the contribution of committed capital by the investors in such products and/or to extend bridge loans to our products, which may decrease the liquidity available for other parts of our business. If new strategies or products do not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new products or strategies or support existing ones as currently contemplated.
Furthermore, our investment professionals or entities controlled by them may make similar investments or loans to new products or third-party investment opportunities, including in connection with their personal or family office investment activities. These activities may result in actual or perceived conflicts of interest. Although we have adopted personal trading policies and procedures that are designed to ensure that, in such circumstances, Blue Owl or our products, as the case may be, has first priority in investment opportunities that align with its investment objectives, and expect these policies and procedures to continue to evolve as Blue Owl’s business evolves, those policies and procedures may not eliminate all potential conflicts.
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
GP Strategic Capital products hold minority, noncontrolling interests in a broad range of Partner Managers. Those Partner Managers may, from time to time, directly or through their funds, enter into transactions or other contractual arrangements with us or our products outside of the GP minority stakes strategy, including our private funds, Regulated Products and Real Assets products, or between or among one another in the ordinary course of business, which may result in additional conflicts of interest. For example, in 2024 Blue Owl agreed to acquire a Partner Manager in which certain of our GP Strategic Capital products held, directly or indirectly, minority, non-controlling interests, in connection with which we implemented procedures to minimize or eliminate any conflicts. None of those transactions or other contractual arrangements are believed to be material to our operations or performance but future transactions may be material.
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
Investments in portfolio companies connected to other business relationships may cause us to take different actions with respect to such investment than would have otherwise occurred had the portfolio company had no other business relationship with us or our products. Even if the foregoing relationships and transactions do not create actual conflicts, the perception of conflicts in the press or the financial community generally could create negative publicity with respect to Blue Owl, which could adversely affect the relationships with our product investors.
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
Additional and unpredictable conflicts of interests may arise in the future.
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
Our business, as well as the financial services industry generally, is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, securities, antitrust, anti-money laundering, anti-bribery, tax and privacy. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. In particular, the SEC has proposed, and is expected to continue to propose, a number of new rules that would impose significant changes on investment advisers and their management of private funds. While the SEC has recently withdrawn a number of proposed regulations perceived as burdensome to private funds advisers, particularly those related to ESG investing and cybersecurity, new SEC rules could result in changes to our operations and could materially impact our products and/or their investments, including by causing us to incur additional expenses.
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
The SEC oversees the activities of certain of our subsidiaries that are registered investment advisers under the Advisers Act and the activities of our Regulated Products that are regulated under the Investment Company Act. FINRA and the SEC oversee the activities of our wholly owned subsidiary Blue Owl Securities as a registered broker-dealer, which also maintains licenses in all states.
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
Investment Company Act
Our subsidiaries are the advisers to our Regulated Products, which are subject to the rules and regulations under the Investment Company Act. Our Regulated Products are required to file shareholder reports with the SEC and also are required to comply with the applicable provisions of the Sarbanes-Oxley Act. Furthermore, advisers to our Regulated Products have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants our Regulated Products’ equityholders a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
While we exercise broad discretion over the day-to-day management of our Regulated Products, each of our Regulated Products is also subject to oversight and management by a board of directors or board of trustees, as applicable, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each of our Regulated Product’s boards include, among other things, approving our advisory contract with the applicable Regulated Product that we manage; approving certain service providers; monitoring transactions involving affiliates; and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, will provide the audit committee of each of our Regulated Products with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our Regulated Products oversees the valuation designee and reports to the respective Regulated Product’s board of directors or board of trustees, as applicable, on any valuation matters requiring such board’s attention. The advisory contracts with each of our Regulated Products may be terminated by the equityholders, directors or trustees of such Regulated Product on not more than 60 days’ notice, and are subject to annual renewal by each respective Regulated Product’s board of directors or board of trustees, as applicable, after an initial two-year term.

Our Regulated Products are also prohibited from knowingly participating in certain transactions with their affiliates, except as permitted by the Investment Company Act and the Co-investment Exemptive Order. For additional details, see “—Conflicts of Interest—Conflicts of interest may arise in our allocation of capital and co-investment opportunities.”
The Dodd-Frank Act
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. In 2016, federal bank regulatory authorities and the SEC revised and re-proposed a rule that generally (1) prohibits incentive-based payment arrangements that are determined to encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (2) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. The SEC has proposed but has not yet adopted such rule. To the extent such rules are adopted, our ability to recruit and retain investment professionals and senior management executives could be adversely impacted.
Under the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has the authority to review the activities of certain nonbank financial firms engaged in financial activities and designate them as systemically important financial institutions (“SIFI”). Currently, there are no non-bank financial companies with a non-bank SIFI designation. The FSOC has, however, designated certain non-bank financial companies as SIFIs in the past, and additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating non-bank financial companies as SIFIs which eliminated the prior guidance’s prioritization of an “activities-based” approach for identifying, assessing and addressing potential risks to financial stability. The elimination of an “activities-based” approach over designation of an individual firm as a non-bank SIFI may increase the likelihood of FSOC designating one or more firms as a non-bank SIFI. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, enhanced public disclosures, restrictions on acquisitions and annual stress tests by the Federal Reserve. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
Other Securities Laws
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Commodity Exchange Act of 1936, as amended, state securities (blue sky) laws and foreign securities laws. Those exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The revocation, challenge or unavailability of these exemptions could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our business.
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
United Kingdom Exit from the European Union (“EU”)

On January 31, 2020, the UK formally withdrew from the EU (“Brexit”) and entered into a transition period during which the majority of the existing EU rules continued to apply in the UK. Following the end of the transition period on December 31, 2020, EU rules ceased to apply in the UK.
Although the terms of the UK’s future relationship with the EU were agreed in a trade and cooperation agreement signed on December 30, 2020, this did not include an agreement on financial services. In the absence of a formal agreement, UK firms in the financial sector have more limited access to the EU market than prior to Brexit and EU firms similarly have more limited access to the UK market, owing to the loss of passporting rights under applicable EU and UK legislation. Alternative arrangements and structures may allow for the provision of cross-border marketing and services between the EU and UK, but these are subject to legal uncertainty and the risk that further legislative and regulatory restrictions could be imposed in the future.
As a result of the onshoring of EU legislation in the UK, UK firms are currently subject to substantially many of the same rules and regulations as prior to Brexit. However, the UK government has begun to revise certain areas of onshored EU legislation as part of UK financial services legislation and regulation, which could result in substantive changes to regulatory requirements in the UK. It remains to be seen to what extent the UK may elect to diverge from the current EU-influenced regime over time. It is possible that the EU may respond to UK initiatives by restricting third country access to EU markets. If the regulatory regimes for EU and UK financial services change or diverge further, our products and investments and their ability to achieve their investment objectives may be negatively impacted, including as a result of increased costs and complexity and/or new restrictions in relation to cross-border access between the EU and non-EU jurisdictions.
The ongoing legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses. Continuing uncertainty and the prospect of further disruption may result in an economic slowdown and/or a deteriorating business environment in the UK and in one or more EU Member States.
Alternative Investment Fund Managers Directive (“AIFMD”)
The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the European Economic Area (“EEA”) and the UK, respectively.
To the extent our products are actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) those products and certain Blue Owl entities will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in those products incurring additional costs and expenses; (ii) those products and certain Blue Owl entities may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in those products incurring additional costs and expenses or may otherwise affect the management and operation of those products; (iii) certain Blue Owl entities will be required to make detailed information relating to certain products and their investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of those products in relation to EEA or UK portfolio companies, including, in some circumstances, a product’s ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of said products generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA products to investors based in EEA jurisdictions, which may make it more difficult for certain products to raise their targeted amount of Commitments.
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
AIFMD II
AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing products that originate loans, irrespective of whether loan origination forms a core part of the relevant strategy for the product, or is merely incidental or occasional (including (to the extent applicable to the relevant product), in respect of (a) policies and procedures for lending, (b) limits on lending exposure to a financial institution, (c) prohibitions on lending to certain associated persons, (d) a ban on ‘originate-to-distribute’ strategies, (e) risk retention requirements and (f) mandatory disclosures and reporting); (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; (v) additional requirements in respect of liquidity management for products which constitute an “open-ended fund” (within the meaning of AIFMD); and (vi) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the EU in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to products that originate loans and managers or products established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.
In some circumstances, certain Blue Owl entities may be considered non-EEA managers under AIFMD. Non-EEA managers are expected to be subject to reporting and disclosure requirements under AIFMD II as well as the prohibition in respect of “high risk” jurisdictions for anti-money laundering and tax purposes. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA managers, and whether any Blue Owl entities market products into the EEA. This may affect certain Blue Owl products from implementing their strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States. Specifically, as certain Blue Owl entities may be considered non-EEA managers of certain products, whereas a third party may be the EEA AIFM of certain other products, it is possible that the implementation of AIFMD II could result in differing compliance requirements applying among different products in the same strategy. The extent to which certain Blue Owl entities and/or the third party AIFM will be subject to AIFMD II is uncertain and it is possible that the implementation of any future regulation may impact certain Blue Owl entities and/or the third party AIFM (and, as a result, the respective products they manage) in the same manner or, in the alternative, may place additional burdens on third party AIFM relative to certain Blue Owl entities or vice versa.
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that our products are engaged in lending activity, they may be subject to restrictions on their activities and be obliged to comply with regulatory reporting and disclosure requirements in accordance with AIFMD II and/or other future regulatory initiatives. This may impact the activities and/or returns of the relevant product, lead to additional costs and expenses, and/or require the commitment of additional resources.
The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
Starting in 2026, AIFMD II will introduce rules in respect of products that originate loans, including in relation to (a) leverage limits, (b) liquidity requirements for products which constitute ‘open-ended loan-originating funds’ under the AIFMD, (c) limits on lending exposure to a single financial institution, (d) a prohibition on lending to certain entities and/or individuals that may give rise to conflicts of interest, (e) a ban on ‘originate-to-distribute’ strategies, (f) a risk retention requirement, (g) mandatory disclosures and reporting and (h) policies and procedures for loan origination.
It remains uncertain whether or not the AIFMD II requirements in respect of products that originate loans will apply to certain Blue Owl entities which act as non-EEA AIFMs of certain Blue Owl products. The relevant product may or may not, therefore, be required to comply with the AIFMD II requirements for products that originate loans. If the relevant product is required to comply with the AIFMD II requirements, this could affect the relevant product’s investment portfolio, require the implementation of policies and procedures for loan origination, and lead to an increase in the resources and costs necessary for compliance. In addition, as certain Blue Owl entities may be considered non-EEA managers of certain products, whereas a third party may be the EEA AIFM of certain other products, it is possible that the implementation of AIFMD II could result in varying application of the rules relating to funds originating loans as between different products in the same strategy and, therefore, a divergence between their respective portfolio investments and related policies and procedures. In particular, certain products may not be required to comply with the AIFMD II requirements which could result in different investment portfolios as between these products and other products being required to comply with AIFMD II.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. While the current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity, the evolving regulatory landscape has caused and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent list of examination priorities for investment advisers includes such items as investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, adequacy of policies and procedures and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC continues to prioritize the oversight of registered investment companies and their compliance programs, as well as broker-dealer’s compliance with financial responsibility rule and trading-related practices. The SEC has previously highlighted board oversight and valuation practices for vehicles regulated or registered under the Investment Company Act as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in a Regulated Product’s board’s (or its designee’s) methodologies or procedures, we and/or members of any such product’s board and management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
Our provision of asset management services to the insurance industry subjects us to a variety of risks and uncertainties.
In July 2024, we acquired KAM and established Blue Owl Insurance Solutions (“Insurance Solutions”). This platform offers insurance-focused strategies across a wide range of asset classes and risk spectrums, including asset-backed finance, commercial real estate lending, private corporate credit and structured products. Insurance Solutions currently manages assets for a number of insurance and reinsurance companies and their affiliates pursuant to several investment management agreements and has developed, and may continue to develop, other capital-efficient products for insurance and reinsurance companies.
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
Our BDCs have elected to be regulated as business development companies under the Investment Company Act and OWLCX is registered as a closed-end management investment company under the Investment Company Act. Many of the regulations governing these products restrict, among other things, the amount of leverage they can incur and co-investments and other transactions with other entities within Blue Owl. Certain of our products may be restricted from engaging in transactions with our Regulated Products and their subsidiaries. As entities regulated or registered under the Investment Company Act, our Regulated Products may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act.
Generally, our Regulated Products are not able to issue and sell their common stock or shares, as applicable, at a price below net asset value per share. However, in limited circumstances, our Regulated Products may issue and sell their common stock or shares, as applicable, at a price below net asset value per share if certain conditions are met, including, among other things, that stockholders or shareholders, as applicable, of the applicable Regulated Product approve such issuance or sale.
In addition, as BDCs that are subject to regulations under the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their asset coverage ratio equals at least 150% after each such issuance, except in the instance of OBDC II, which is required to maintain an asset coverage ratio of at least 200%. OWLCX is currently permitted to incur indebtedness or issue senior securities only in amount such that its asset coverage ratio equals at least 300% after each such issuance (or 200% in the case of preferred stock). Our Regulated Products’ ability to pay dividends will be restricted if such Regulated Product’s asset coverage ratio falls below the required asset coverage ratio and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our Regulated Products, and as a result, on us.
For U.S. federal income tax purposes, our Regulated Products have elected to be treated as RICs under Subchapter M of the Internal Revenue Code (the “Code”) and one or more products that we manage includes in its structure a REIT. To maintain their status as RICs or REITs, each such vehicle must meet, among other things, certain source of income, asset and annual distribution requirements. Qualification as a REIT also depends on a REIT’s ability to meet various tax requirements, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. Each of our REITs and RICs (including our Regulated Products) is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC or REIT status, as applicable. If a REIT or a RIC fails to qualify as a REIT or RIC in any taxable year, it will generally be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its investors. If any of our Regulated Products or REITs fail to maintain RIC or REIT, as applicable, tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce their net assets, which could have a material adverse effect on our Regulated Products and REITs, and as a result, on the management fees we may earn from our Regulated Products and REITs.
We, our products and our products’ portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, our stockholders, regulators and other stakeholders with respect to ESG-related topics.
We, our products and our products’ portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, our stockholders, regulators and other stakeholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we, our products and our products’ portfolio companies risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand, the brand of our products or our products’ portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our ESG initiatives or commitments will meet the standards or expectations of investors or other stakeholders. There can be no assurance that we will be able to accomplish our goals related to responsible investing or ESG practices, as statements regarding our ESG and responsible investing commitments and priorities reflect our current estimates, plans and/or aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Additionally, we are permitted to determine that it is not feasible or practical to implement or complete certain aspects of our responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital and investors may decide not to commit capital to future fundraises based on their assessment of our approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if we receive a negative rating or assessment from any such organization, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG priorities and initiatives, they may choose not to invest in our products or common stock, and we may face reputational damage. Similarly, it is expected that investor and/or stockholder demands will require us to spend additional resources on and place continued importance on business relevant ESG factors in our review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by a product’s portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which Blue Owl operates and invests, as well as in the states and localities where Blue Owl serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our products’ responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our products, our ability to maintain the size of our products could be impaired, and/or it could negatively affect the results of our operations, cash flow, or price of our common stock. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion (“DEI”) practices increasing throughout 2025. Additionally, in January 2025, the current Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose us to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in our products.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the EU and the UK.
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of these requirements and the timeline and cost of compliance, and certain requirements are currently enjoined. From a European perspective, the EU has in place regulations aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital, especially from EEA investors.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 introduced sustainability disclosure requirements, voluntary investment product labels and an “anti-greenwashing” rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds.
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
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, including changing regulatory incentives, and legal requirements (including with respect to greenhouse gas emissions) that could result in increased costs or changes in business operations; (ii) regulatory and litigation risks, including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change; (iii) technology and market risks, including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions; (iv) business trend risks, including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors (including in connection with their determination of whether to invest); and (v) potential harm to our reputation if certain stakeholders, such as our investors or stockholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our products’ existing portfolios, the new investments made by our products, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as registered investment advisers, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also have faced, and expect to continue to face, increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
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
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, was amended on December 16, 2020, and fully adopted in March 2023 (as amended, the “CCPA”). Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA, GDPR and UK GDPR which impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Our use of AI technologies could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and the continued development and adoption of AI technologies could increase the risk of defaults and material declines in business performance across various industries and at specific companies within an industry, even while other companies in such industry benefit from the development and adoption of AI technologies. Any such changes could also render our underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors or the competitors of our portfolio companies or investments make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we, our products and investments could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, we and our personnel expect to use AI technologies in connection with our business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained, or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes which could have adverse impacts on us, our products, our portfolio companies and our investments. Furthermore, AI technologies may produce outputs that are inaccurate, incomplete or biased. To the extent we rely on such outputs, errors or limitations in AI technologies could adversely affect our business, investment decisions, or results of operations. We may also communicate externally regarding AI technology-related initiatives, including our development and use of AI technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI technologies.
Further, the use of AI technologies could include the input of confidential information, including non-public information, either by us, our portfolio companies and investments (including their personnel) or third parties in contravention of non-disclosure agreements, our policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject to, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information). By inputting data into AI technologies, such confidential information may become part of a dataset that is accessible by other third-party AI technologies and users. Further, some AI technologies scenarios may present ethical issues. For example, if we, our products or our products’ portfolio companies use, enable or offer AI technologies that is controversial because of their impact on human rights, privacy, employment or other social issues, we, our products or our portfolio companies may experience brand or reputational harm. While we may utilize AI technologies in connection with our business activities, including investment activities, we intend to periodically evaluate and/or adjust internal policies governing the use of AI technologies by our personnel. Notwithstanding any such policies, personnel, executive officers, industry specialists, and other persons associated with our business, products, products’ portfolio companies and investments or any affiliates could, unbeknownst to us, utilize AI technologies in contravention of such policies.
AI technologies, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use and development of AI technologies, which could adversely affect us, our business activities and our investments and their businesses. In addition, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us, our portfolio companies and our investments to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies.
We are subject to litigation and public perception risks, and consequently, we may face liabilities and damage to our professional reputation.
Legal liability and negative publicity relating to our business or the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations or cause reputational harm to us. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain product investors and to pursue investment opportunities for our products. As a result, allegations by private actors, regulators or employees of improper conduct by us, even if unfounded, as well as negative publicity and press speculation about us, our investment activities, our products, our personnel or Partner Managers or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our business and business prospects. In recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation and adversely affect our client relationships and fundraising efforts.
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
We may not be able to maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, systemic risk associated with cyber-kinetic warfare, earthquakes, typhoons, floods, tsunamis, fires, pandemics, health crises, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their investments. In general, losses related to terrorism, cyber incidents and catastrophic nation-state hacks are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our products and their investments may not be insured against terrorism or certain other catastrophic losses.
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
We are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, we may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the EU, the UK, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations, including with respect to investments made by private equity investors. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.
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
The Bank Secrecy Act of 1970 and the USA PATRIOT Act of 2001 require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, our products or any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
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
Certain of the products or accounts we advise or manage comply with an exception under the U.S. Department of Labor’s “plan assets” regulation at 29 C.F.R. 2510.3-101, as amended by Section 3(42) of the Employee Retirement Income Security Act of 1974 (“ERISA,” and such regulation, the “Plan Assets Regulation”) in order to not be subject to Section 4975 of the Code, and our business could be adversely affected if such products or accounts fail to satisfy an exception under the Plan Assets Regulation.
A number of investors in our products are subject to the fiduciary and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; however, the substantial majority of our products rely on the “insignificant participation” exception under the Plan Assets Regulation. We are not, therefore subject to the requirements of ERISA (or the parallel provision of the Code) with respect to the management of those products. However, if those products fail to satisfy that exception for any reason and if no other exception is available, the products would be subject to ERISA, which could materially interfere with our activities in relation to those products or expose us to risks related to our failure to comply with the applicable requirements of ERISA or related contractual undertakings. For example, the governing documents of a fund generally impose certain obligations on the general partner or manager of the fund to cause the assets of the fund to not be treated as “plan assets” under the Plan Assets Regulation, and a breach of that obligation could create liability for us.
In addition, if the assets of a fund that is not intended to hold plan assets become plan assets (whether because of our breach, a change in law or otherwise), the application of ERISA-related requirements to our product may prevent us from operating the fund as intended and may cause the fund to breach its obligations with Partner Managers or other investments, which would create significant liabilities for our products and could significantly impact the fund’s ability to make any further investments.
Certain of our products and accounts that we manage or advise are subject to ERISA and/or Section 4975 of the Code. Failure to comply with the requirements of ERISA and/or Section 4975 could subject us to consequences including the imposition of excise taxes, disgorgement of profits, and personal liability.

Some of our products and accounts are subject to ERISA and/or Section 4975 of the Code, and we act as a fiduciary under ERISA and Section 4975 of the Code with respect to the plan assets invested in such products and accounts. In the management and operation of such products and accounts, we seek to comply with the applicable provisions of ERISA and Section 4975 of the Code, and do not engage in any transactions which we know or should know are “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code for which no exemption applies. We have adopted and comply with customary ERISA policies and procedures to avoid violating ERISA or Section 4975 of the Code, including engaging in a non-exempt prohibited transaction. We satisfy the requirements to be a “qualified professional asset manager” within the meaning of the Prohibited Transaction Class Exemption (the “QPAM Exemption”), and we intend to rely on the QPAM Exemption and other prohibited transaction exemption to avoid engaging in non-exempt prohibited transactions. However, if we were to cause a product or account subject to ERISA or Section 4975 of the Code to violate ERISA or engage in a prohibited transaction, we could, among other consequences, be subject to an excise tax on prohibited transactions, be required to disgorge profits and/or make the affected plans whole, or be held personally liable for breach of fiduciary duties.
Certain of our products and accounts that we manage or advise are subject to, or are required via our contract with an investor to operate as though subject to, state or local laws, rules and/or regulations which may be similar to the fiduciary and/or prohibited transaction provisions of ERISA or Section 4975 of the Code. Failure to comply with the requirements of these laws, rules and/or regulations could subject us to consequences, including excise taxes or claims for breach of contract.
Some of our products and accounts are subject to, or are required under our contract with a governmental plan investor to operate as though subject to, state or local laws, rules and/or regulations which are similar to the fiduciary and/or prohibited transaction provisions of ERISA or Section 4975 of the Code, and in some cases, we have agreed to act as a fiduciary under state or local law with respect to the assets of certain governmental plans invested in such products and accounts. In the management and operation of such products and accounts, we seek to comply with our contractual undertakings relating to the applicable provisions of such state and local laws. However, such state and local laws are complex and subject to interpretation, and if we were to cause a product or account to engage in a violation or applicable law or a contractual undertaking, we could, among other consequences, be subject to excise taxes or liability relating to such violation or breach of contract.
Changes in tax policies and regulations may create uncertainty for our business and investment strategies.
The current Presidential administration and the U.S. Congress may introduce new policies and regulations or enforce existing policies and regulations that may create uncertainty for our business and investment strategies, which could have an adverse impact on us. On August 16, 2022, the Inflation Reduction Act was signed into law, which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations. While the application of this law is uncertain, including as a result of actions taken by the current Presidential administration, and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blue Owl may be required to pay.
There may also be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in a jurisdiction in which we and/or our affiliates operate, are managed, are advised, are promoted or invest, or in which any of the investors in our products is resident, that are adverse to us or our affiliates. In particular, both the level and basis of taxation may change. For example, on July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on Blue Owl’s consolidated financial statements. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we or our affiliates hold investments or in which investors in our products are resident, or the introduction of, or change to, EU directives may adversely affect the ability of our products to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners in the relevant products. Consequently, it is possible that we or our affiliates may face unfavorable tax treatment in such jurisdictions that may materially adversely affect the value of our investments or the feasibility of making investments in certain countries. This could significantly affect our returns.
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
The Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”) directly implements some of the BEPS Project actions points within EU law. On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”). ATAD II came into force in Member States on January 1, 2020 (subject to relevant derogation). On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). While the European Commission initially expected the Unshell Proposal to be adopted and published into EU member states’ national laws by June 30, 2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. If adopted in its current form, the proposal could result in additional reporting and disclosure obligations for investment funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities’ information concerning investors) and/or additional tax being suffered by us or our affiliates.
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
The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions have enacted legislation, including most EU Member States pursuant to the EU minimum tax directive and the UK, with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. The United States has not adopted Pillar Two. In January 2026, the OECD’s Inclusive Framework on BEPS issued a guidance package in respect of the GloBE rules, including a safe-harbor—which must be adopted into the domestic law of the relevant non-U.S. jurisdictions—exempting U.S.-parented MNEs from the IRR and the UTPR. However, Pillar Two remains in effect in other countries, and there is significant uncertainty regarding the implementation of the OECD’s Inclusive Framework, the interpretation and consistent application of existing Pillar Two rules, their interaction with national tax laws, and their consistency with current tax treaty obligations. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU Member States) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase for Blue Owl and/or its subsidiaries or within the structure of our products or on their investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect our returns. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.
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
The Principals hold all of the Class D Shares (and will hold all of the Class B Shares to the extent any are issued and outstanding in the future). As a result, conflicts of interest may arise among the Principals, on the one hand, and us and holders of our Class A and Class C Shares, on the other hand. The Principals have the ability to influence our business and affairs through their ownership of the high vote shares of our common stock, their general ability to appoint our Board, and provisions under the Amended and Restated Investor Rights Agreement dated as of April 1, 2025, between Blue Owl, certain former equity holders of Owl Rock and certain former equity holders of Dyal Capital (as amended from time to time, the “Investor Rights Agreement”) and our certificate of incorporation requiring their approval for certain corporate actions (in addition to approval by our Board). If the holders of our Class A and Class C Shares are dissatisfied with the performance of our Board, they have no ability to remove any of our directors, with or without cause.
Further, through their ability to elect our Board, the Principals have the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, allocation of expenses, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Common Units (as defined in Note 1 to our Financial Statements) and our Class A Shares.

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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of us; (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of Blue Owl to Blue Owl or our stockholders, or any claim for aiding and abetting such alleged breach; (c) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders (i) arising pursuant to any provision of the DGCL, our certificate of incorporation (as it may be amended or restated) or our bylaws or (ii) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery; or (d) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (a) through (b), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (1) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination); (2) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery; or (3) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XIII of our certificate of incorporation does not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.
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
Blue Owl Capital Inc. is a holding company with no material assets other than its indirect ownership of the GP Units (as defined in Note 1 to our Financial Statements) through Blue Owl GP and certain deferred tax assets. As a result, Blue Owl Capital Inc. has no independent means of generating revenue or cash flow. Blue Owl Capital Inc.’s ability to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends will depend on the financial results and cash flows of the Blue Owl Operating Partnerships and the distributions it receives (directly or indirectly) from the Blue Owl Operating Partnerships. Deterioration in the financial condition, earnings or cash flow of the Blue Owl Operating Partnerships for any reason could limit or impair the Blue Owl Operating Partnerships’ ability to pay such distributions. Additionally, to the extent that Blue Owl Capital Inc. or Blue Owl GP needs funds and the Blue Owl Operating Partnerships are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or the Blue Owl Operating Partnerships are otherwise unable to provide such funds, it could materially adversely affect Blue Owl Capital Inc.’s liquidity and financial condition.
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
An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as either of the Blue Owl Operating Partnerships) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If either of the Blue Owl Operating Partnerships were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for U.S. federal income tax purposes, such Blue Owl Operating Partnership would be taxable on its income at the U.S. federal income tax rates applicable to corporations and distributions by such Blue Owl Operating Partnership to its partners (including Blue Owl GP) could be taxable as dividends to such partners to the extent of the earnings and profits of such Blue Owl Operating Partnership. In addition, we would no longer have the benefit of increases in the tax basis of the Blue Owl Operating Partnership’s assets as a result of exchanges of Common Units. Pursuant to the Third Amended and Restated Exchange Agreement, dated as of April 1, 2025, by and among Blue Owl, Blue Owl Holdings, Blue Owl Capital GP LLC and
the Blue Owl Limited Partners (as defined therein) from time to time party thereto (as amended from time to time, the
“Exchange Agreement”), certain Blue Owl equity holders may, from time to time, subject to the terms of the Exchange Agreement, exchange their interests in the Blue Owl Operating Partnerships and have such interests redeemed by Blue Owl Operating Partnerships for cash or Blue Owl Capital Inc.’s stock. While such exchanges could be treated as trading in the interests of the Blue Owl Operating Partnerships for purposes of testing “publicly traded partnership” status, the Exchange Agreement contains restrictions on redemptions and exchanges of interests in the Blue Owl Operating Partnerships that are intended to prevent either of the Blue Owl Operating Partnerships from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. Such restrictions are designed to comply with certain safe harbors provided for under applicable U.S. federal income tax law. Blue Owl GP may also impose additional restrictions on exchanges that Blue Owl Capital Inc. or Blue Owl GP determines to be necessary or advisable so that neither of the Blue Owl Operating Partnerships is treated as a “publicly traded partnership” for U.S. federal income tax purposes. Accordingly, while such position is not free from doubt, each of the Blue Owl Operating Partnerships is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes and we intend to take the position that neither of the Blue Owl Operating Partnerships is so treated as a result of exchanges of its interests pursuant to the Exchange Agreement.
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
Blue Owl GP receives a pro rata portion of any distributions made by the Blue Owl Operating Partnerships. Any cash received from such distributions is first be used to satisfy any tax liability and then used to make any payments required to be made by Blue Owl GP under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Blue Owl Limited Partnership Agreements require the Blue Owl Operating Partnerships to make certain distributions to holders of Common Units and to Blue Owl GP pro rata to facilitate the payment of taxes with respect to the income of the Blue Owl Operating Partnerships that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our Board may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our Board chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
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
Securities class action litigation has in the past been, and may in the future be, brought against us following a decline in the market price of our Class A shares. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
Our cybersecurity processes are overseen by the Audit Committee of our Board. Our cybersecurity program is focused on (i) protecting confidential business, client, investor and employee information that we store or process; (ii) maintaining the security and availability of our systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and our responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
We have implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that we store or process and the maintenance of critical services and systems. Our cybersecurity program is managed by our Chief Technology Officer and Head of Technology Infrastructure (together, “IT Management”), who report to our Chief Operating Officer. IT Management and its team are responsible for implementing proactive and reactive measures, including our monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes, and various other technological and administrative safeguards. Our cybersecurity processes and systems are designed to protect against unauthorized access of information through our systems and infrastructure, including by cyber-attacks. Our policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Our processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with our physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to our devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of our cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Our cybersecurity program is periodically reviewed and assessed, including benchmarking to best practices and industry frameworks, which allows us to identify areas for continued focus and improvement. Annual penetration testing of our network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by IT Management. When we engage vendors and other third-party partners who will have access to sensitive data or client systems and facilities, our infrastructure technology team assesses their cybersecurity programs and processes.
We also provide our employees with cybersecurity awareness training at onboarding and annually. We conduct regular phishing tests and provide additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
We have developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by our Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes our General Counsel, Chief Operating Officer, Global Chief Compliance Officer and IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of management, our Audit Committee or our Board. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with senior management and the Audit Committee or full Board, as appropriate.
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
Our Board has delegated the primary responsibility for oversight and review of controls and procedures with respect to risk assessment and risk management, including cybersecurity risk, to the Audit Committee. Periodically and as needed, our Global Chief Compliance Officer updates our Board on actions taken by the C-ROC and our Chief Technology Officer reports to our Board on cybersecurity matters. Such reporting includes updates on our cybersecurity program, the external threat environment and our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include, as appropriate, updates on our preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. Risk Factors—Risks Related to Our Operations—Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships” and “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.” Additionally, although we have insurance coverage for cybersecurity events, there can be no assurance that we will be able to maintain our insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events. See “Item 1A. Risk Factors—Risks Related to Our Legal and Regulatory Environment—We may not be able to maintain sufficient insurance to cover us for potential litigation or other risks.”
Item 2. Properties.
Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York 10022. We also lease office space in other cities around the world. We consider these facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings.
In the ordinary course of business, we are from time to time involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Financial Statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 8 to our Financial Statements for additional information.
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
Blue Owl Capital Inc.’s Class A Shares trade on the NYSE under the symbol “OWL.”
Holders of Record
As of February 13, 2026, there were 27 holders of record of our Class A Shares. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Performance Graph
The following graph depicts the total return of holders of our Class A Shares relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes an initial investment of $100 in our Class A Shares at market close on December 31, 2020, which was a trading day for Altimar (with which we merged in connection with the Business Combination), and that dividends were reinvested. For more information on our dividends and distributions, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends and Distributions.”
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. Prior to the Business Combination Date, stock prices used for Blue Owl represent the trading activity for Altimar from December 31, 2020.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Blue Owl	$100	$132	$98	$144	$233	$156
S&P 500 Index	$100	$129	$105	$133	$166	$196
Dow Jones U.S. Asset Managers Index	$100	$141	$110	$135	$187	$196
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Share Repurchases in the Fourth Quarter of 2025
The table below presents purchases made by or on behalf of Blue Owl Capital Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Class A Shares during each of the indicated periods:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
Oct 1, 2025 - Oct 31, 2025	—	—	—	$148,309
Nov 1, 2025 - Nov 30, 2025	3,452,236	$14.46	3,452,236	$98,309
Dec 1, 2025 - Dec 31, 2025	132,700	$15.07	132,700	$96,306
Total	3,584,936		3,584,936

(1)In February 2025, Blue Owl’s Board authorized the 2025 Program (as defined in Note 1 to our Financial Statements). Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors” of this report, and should be read in conjunction with the Financial Statements.
Overview

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net Income Attributable to Blue Owl Capital Inc.	$78,833	$109,584

Fee-Related Earnings(1)	$1,496,536	$1,253,366

Distributable Earnings(1)	$1,309,072	$1,129,248
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.

Assets Under Management

Blue Owl AUM: $307.4 billion FPAUM: $187.7 billion

Credit AUM: $157.8 billion FPAUM: $99.5 billion	Real Assets AUM: $80.6 billion FPAUM: $48.8 billion	GP Strategic Capital AUM: $69.1 billion FPAUM: $39.5 billion

Direct Lending AUM: $115.0 billion FPAUM: $65.3 billion	Net Lease AUM: $45.9 billion FPAUM: $21.3 billion	GP Minority Stakes AUM: $65.1 billion FPAUM: $37.6 billion
Alternative Credit AUM: $14.3 billion FPAUM: $8.0 billion	Real Estate Credit AUM: $17.5 billion FPAUM: $15.3 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.5 billion
Investment Grade Credit AUM: $19.2 billion FPAUM: $18.3 billion	Digital Infrastructure AUM: $17.1 billion FPAUM: $12.2 billion	Professional Sports Minority Stakes AUM: $1.2 billion FPAUM: $0.4 billion
Liquid Credit AUM: $5.8 billion FPAUM: $5.3 billion
Other AUM: $3.4 billion FPAUM: $2.6 billion

All amounts shown as of December 31, 2025, totals may not sum due to rounding.
As of December 31, 2025, our AUM was $307.4 billion, which included $187.7 billion of FPAUM. As of December 31, 2025, we had $28.4 billion in AUM not yet paying fees, providing approximately $326 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the fourth quarter of 2025, global equity and debt markets saw appreciation despite some elevated volatility, with U.S. equity indices reaching new all-time highs while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
We continued to see strong growth across our platform, measured across earnings, ongoing fundraising, and new capital deployment. Over the past year, approximately 84% and 85% of our GAAP and FRE management fees, respectively, were generated by Permanent Capital and the remainder was primarily from long-dated capital, with no meaningful pressure on our asset base from redemptions. An elevated level of headlines about private credit drove higher redemptions in Blue Owl managed non-traded BDCs, aligning with industry-wide trends, and all investor tender requests for Blue Owl non-traded BDCs were satisfied. This slowdown in non-traded BDC capital raising coincided with an acceleration in other fundraising within the private wealth channel, driving a record quarter of private wealth flows for Blue Owl.
We raised $17.3 billion of new capital commitments during the fourth quarter of 2025, with $56.3 billion of total capital raised in 2025. This marks another record equity fundraising year for us, both across the private wealth and institutional channels, resulting in an increasingly diversified revenue profile across asset classes, strategies and channels. Fundraising, capital deployment, and acquisitions contributed to management fee growth of approximately 25% over the past year. We ended the fourth quarter of 2025 with substantial available capital to deploy, reporting $28.4 billion of AUM not yet paying fees.
Industry-wide completed sponsor M&A activity in the fourth quarter was moderate, and Blue Owl’s direct lending strategy saw gross deployment of $12.0 billion and net funded deployment of $3.3 billion in the quarter. Key performance indicators across our credit business remained strong, and the Credit portfolios continued to perform as expected.

Across Blue Owl’s Real Assets platform, we continue to find attractive ways to partner with investment grade companies, building, financing and owning their most mission critical assets. The appetite for data centers and build-to-suit net lease projects has continued to grow meaningfully as a result of growth in demand for cloud computing, AI technologies and reshoring, and investors continue to commit significant capital to these strategies. In the fourth quarter, we held a $1.7 billion first close for Blue Owl Digital Infrastructure Trust, our private wealth-dedicated digital infrastructure evergreen fund, less than a year after the IPI Acquisition. Coupled with fundraising for the latest vintage of our net lease flagship fund and the final close for our third digital infrastructure flagship fund, we raised over $17 billion of equity across the Real Assets platform in 2025, nearly 3.5x more than we raised in 2024.
In GP Strategic Capital, as the largest alternative asset managers continue to benefit from consolidation and accelerating market share trends, we continue to invest in the growth of these managers. Over the course of 2025, funds managed by our GP minority stakes team deployed over $5 billion into Partner Managers at the upper end of the market. As we begin to see activity levels at our Partner Managers increase from both a deployment and monetization standpoint, we believe we can continue to generate attractive and income-driven returns for our fund investors, with an emphasis on distributions paid in.
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
Additionally, we may pursue investments to accelerate our growth and broaden our product offerings, including opportunistically through acquisitions. Our acquisition strategy is centered around driving additional scale or expanding capabilities that complement or augment our existing products.
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
As of December 31, 2025, assets under management related to us, our executives and other employees totaled approximately $6.4 billion (including $2.6 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $326 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of December 31, 2025, totals may not sum due to rounding.
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

Management Fees
Year Ended December 31, 2025

8%
8%
84%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Year Ended December 31, 2025				Year Ended December 31, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$135,710	$49,374	$66,035	$251,119	$84,632	$26,856	$54,199	$165,687
Acquisitions	—	14,206	—	14,206	27,803	15,174	—	42,977
New capital raised	20,692	17,021	4,317	42,030	13,940	4,888	8,679	27,507
Change in debt	9,998	2,955	—	12,953	12,733	4,131	500	17,364
Distributions	(13,330)	(4,761)	(3,549)	(21,640)	(7,294)	(1,743)	(2,430)	(11,467)
Change in value / other	4,687	1,809	2,268	8,764	3,896	68	5,087	9,051
Ending Balance	$157,757	$80,604	$69,071	$307,432	$135,710	$49,374	$66,035	$251,119
Credit. The increase in AUM for the year ended December 31, 2025 was driven by the following:
•$20.7 billion of new capital raised, primarily driven by $13.0 billion in direct lending products reflecting continued private wealth fundraising in OCIC and OTIC, $3.9 billion in alternative credit products, $1.9 billion in investment grade credit products and $1.0 billion in strategic equity products.
•$10.0 billion of additional net debt commitments, primarily in direct lending, as we continue to opportunistically manage leverage in our BDCs.
•$13.3 billion of distributions, which primarily relates to distributions paid from our BDCs, CLOs and alternative credit products, and redemptions from certain BDCs.
•$4.7 billion of overall appreciation across the platform, primarily in direct lending.
Real Assets. The increase in AUM for the year ended December 31, 2025 was driven by new capital raised of $17.0 billion across various products, primarily in our seventh vintage net lease product, Blue Owl Real Estate Net Lease Trust (“ORENT”), our net lease REIT, Blue Owl Digital Infrastructure Trust (“ODIT”), our digital infrastructure REIT, and Blue Owl Digital Infrastructure Fund III (“ODI III”), our third vintage digital infrastructure drawdown product, as well as $14.2 billion added in connection with the IPI Acquisition, partially offset by distributions of $4.8 billion, primarily in our net lease strategy.
GP Strategic Capital. The increase in AUM for the year ended December 31, 2025 was driven by new capital raised of $4.3 billion primarily in our GP minority stakes strategy, including new vehicles that acquired assets from a prior vintage product, and our sixth vintage product, as well as overall appreciation of $2.3 billion, partially offset by distributions of $3.5 billion in our GP minority stakes strategy.
Changes in FPAUM

	Year Ended December 31, 2025				Year Ended December 31, 2024
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$90,957	$31,500	$37,337	$159,794	$57,074	$14,547	$31,075	$102,696
Acquisitions	—	10,723	—	10,723	22,841	13,483	—	36,324
New capital raised / deployed	16,415	11,394	4,402	32,211	15,294	5,347	7,315	27,956
Fee basis step down	(134)	(1,796)	(1,503)	(3,433)	—	—	(389)	(389)
Distributions	(11,193)	(4,235)	(1,236)	(16,664)	(6,590)	(1,828)	(676)	(9,094)
Change in value / other	3,441	1,166	497	5,104	2,338	(49)	12	2,301
Ending Balance	$99,486	$48,752	$39,497	$187,735	$90,957	$31,500	$37,337	$159,794
Credit. The increase in FPAUM for the year ended December 31, 2025 was driven by the following:
•$16.4 billion of new capital raised, primarily driven by $11.4 billion new capital raised in direct lending products reflecting continued private wealth fundraising in OCIC and $2.9 billion in alternative credit products.
•$11.2 billion of distributions, which primarily relate to distributions paid from our BDCs and CLO products, and redemptions from certain BDCs.
•$3.4 billion of overall appreciation across the platform, primarily in direct lending.

Real Assets. The increase in FPAUM for the year ended December 31, 2025 was driven by capital raised and deployed of $11.4 billion, primarily in ORENT, ODIT, our sixth vintage net lease product and ODI III, as well as the $10.7 billion added in connection with the IPI Acquisition, partially offset by distributions of $4.2 billion, primarily in our net lease strategy and a $1.8 billion fee step down from a prior vintage net lease product.
GP Strategic Capital. The increase in FPAUM for the year ended December 31, 2025 was driven by new capital raised of $4.4 billion primarily in our GP minority stakes strategy, including new vehicles that acquired assets from a prior vintage product, and our sixth vintage product, partially offset by a $1.5 billion fee step down from a prior vintage GP minority stakes product, as well as distributions of $1.2 billion, primarily in our GP minority stakes strategy.
Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Products presented herein represent products that meet certain quantitative and qualitative criteria that management uses to evaluate each product’s contribution to the overall financial performance of Blue Owl, as a whole.The performance information of our products reflected is not indicative of Blue Owl’s performance. Additionally, the nature of a product's performance itself is not considered in determining whether a product should be included in the tables below. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. Multiple of invested capital (“MoIC”) and IRR data has not been presented for products that have been deploying capital for less than two years as such information is generally not meaningful (“NM”).
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (5)	Invested Capital (6)	Realized Proceeds (7)	Unrealized Value (8)	Total Value	Gross (9)	Net (10)	Gross (11)	Net (12)
Direct Lending (1)
Blue Owl Capital Corporation (2)	2016	$20,695	$7,736	$7,736	$4,309	$7,611	$11,920	1.78x	1.54x	13.9%	9.8%
Blue Owl Credit Income Corp.	2020	$41,519	$21,533	$19,317	$3,521	$19,322	$22,843	1.23x	1.18x	12.9%	10.1%
Blue Owl Technology Finance Corp. (3)	2018	$16,720	$7,729	$7,729	$1,470	$8,055	$9,525	1.28x	1.23x	12.7%	9.4%
Blue Owl Technology Income Corp.	2022	$7,279	$4,026	$3,363	$650	$3,425	$4,075	1.26x	1.21x	13.2%	10.5%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (4)	2021	$1,756	$1,849	$1,711	$505	$1,939	$2,444	1.48x	1.43x	18.8%	14.1%

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
(3)On March 24, 2025, OTF completed its merger with OTF II, with OTF as the surviving company.
(4)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(5)Includes reinvested dividends and share repurchases, if applicable.
(6)Invested capital includes capital calls, reinvested dividends, periodic investor closes and tender offers, as applicable.
(7)Realized proceeds represent the sum of all cash distributions to investors.
(8)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(9)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, but net of all other expenses.
(10)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable.

(11)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, but net of all other expenses.
(12)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.
Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Net Lease
Blue Owl Real Estate Fund IV	2017	$663	$1,250	$1,239	$1,565	$277	$1,842	1.55x	1.49x	17.8%	15.4%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,054	$4,891	$4,866	$2,346	$3,585	$5,931	1.25x	1.22x	8.3%	7.4%
Blue Owl Real Estate Fund V	2020	$4,112	$2,500	$2,500	$1,122	$2,133	$3,255	1.40x	1.30x	13.4%	10.1%
Blue Owl Real Estate Net Lease Trust (1)	2022	$11,751	$7,568	$7,568	$567	$7,041	$7,608	NM	NM	NM	NM
Blue Owl Real Estate Fund VI	2022	$7,792	$5,163	$3,293	$215	$3,726	$3,941	1.27x	1.20x	25.2%	18.0%
Digital Infrastructure (2)
Blue Owl Digital Infrastructure Fund I (3)	2016	NM	$1,484	$1,786	$1,407	$1,571	$2,978	1.79x	1.67x	15.3%	11.6%
Blue Owl Digital Infrastructure Fund II	2020	$5,040	$3,805	$3,494	$28	$4,701	$4,729	1.43x	1.35x	12.2%	8.5%
Blue Owl Digital Infrastructure Fund III	2022	$7,691	$7,170	$2,622	$—	$3,143	$3,143	1.33x	1.20x	27.7%	10.3%

(1)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total net return to be a useful measure of the overall investment performance for this product. Total net return was 8.6%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
(2)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(3)Information presented in the AUM column for this vehicle is not meaningful as the product was fully realized during the quarter.
(4)Invested capital includes investments by the general partner, capital calls, dividends reinvested, recallable and recycled capital which has been reinvested, and periodic investor closes, as applicable.
(5)Realized proceeds represent the sum of all cash distributions to investors.
(6)Unrealized value represents the product’s NAV. There can be no assurance that unrealized values will be realized at the valuations indicated.
(7)Gross MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.
(8)Net MoIC measures the aggregate value generated by a product’s investments in absolute terms. Net MoIC is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Net MoIC is calculated after giving effect to management fees and carried interest, as applicable.
(9)Gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Gross IRRs are calculated before giving effect to management fees and carried interest, as applicable, but net of all other expenses.
(10)Net IRR is an annualized since inception net internal rate of return of cash flows to and from the product and the product’s residual value at the end of the measurement period. Net IRRs reflect returns to all investors. Net IRRs are calculated after giving effect to management fees and carried interest, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes III	2015	$9,814	$5,318	$3,292	$4,588	$5,232	$9,820	3.76x	2.98x	28.3%	22.0%
Blue Owl GP Stakes IV	2018	$14,971	$9,041	$6,621	$5,964	$8,226	$14,190	2.93x	2.14x	55.0%	37.1%
Blue Owl GP Stakes V	2020	$14,306	$12,852	$7,381	$2,899	$5,737	$8,636	1.35x	1.17x	23.2%	10.4%

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
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Blue Owl Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on February 21, 2025.
Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change
Revenues
Management fees, net (includes Part I Fees of $567,754 and $527,859)	$2,521,937	$1,994,064	$527,873
Administrative, transaction and other fees	321,469	294,267	27,202
Performance revenues	26,772	7,096	19,676
Total Revenues, Net	2,870,178	2,295,427	574,751
Expenses
Compensation and benefits	1,307,040	1,017,483	289,557
Amortization of intangible assets	358,952	258,256	100,696
General, administrative and other expenses	747,936	412,931	335,005
Total Expenses	2,413,928	1,688,670	725,258
Other Loss
Net gains (losses) on investments	(7,105)	1,713	(8,818)
Interest and dividend income	45,184	42,172	3,012
Interest expense	(163,755)	(121,894)	(41,861)
Change in TRA liability	(13,608)	7,080	(20,688)
Change in warrant liability	—	(38,300)	38,300
Change in earnout liability	30,945	(28,300)	59,245
Total Other Loss	(108,339)	(137,529)	29,190
Income Before Income Taxes	347,911	469,228	(121,317)
Income tax expense	42,424	48,782	(6,358)
Consolidated Net Income	305,487	420,446	(114,959)
Net income attributable to noncontrolling interests	(226,654)	(310,862)	84,208
Net Income Attributable to Blue Owl Capital Inc.	$78,833	$109,584	$(30,751)
Revenues, Net
Management Fees. The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $286.9 million, including an increase in Part I Fees of $43.2 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products, net of the amortization of deferred incentives paid to customers, increased $60.8 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024, as well as an increase in management fees of $39.7 million from investment grade credit products, primarily as a result of the KAM Acquisition closing in July 2024.

•Real Assets increased $220.1 million, primarily due to management fees of $163.5 million related to digital infrastructure products, net of the amortization of deferred incentives paid to customers, as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Management fees from digital infrastructure included $35.1 million of catch-up fees, substantially all of which were paid as contingent consideration to the sellers of the IPI business. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.
•GP Strategic Capital increased $20.8 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees was driven primarily by the following:
•$41.6 million increase in dealer manager revenues, primarily due to growth in sales of OCIC and ORENT.
•$9.8 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$24.1 million offsetting decrease in fee income earned for services provided to portfolio companies.
Performance Revenues. The increase in performance revenues was driven primarily by products in the Real Assets net lease strategy.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$162.3 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$97.0 million increase in amortization primarily related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2024 in connection with year-end bonus compensation.
•$30.3 million increase in amortization primarily related to acquisition-related equity compensation, driven by the Atalaya Earnouts, as the Atalaya Acquisition closed in the third quarter of 2024. See Note 3 to our Financial Statements for additional information.
Amortization of Intangible Assets. Amortization of intangible assets increased $100.7 million, primarily due to intangible assets acquired in connection with the IPI Acquisition, Atalaya Acquisition, KAM Acquisition and Prima Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$233.6 million increase related to the Services Agreement, which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$41.2 million increase related to dealer manager expenses, primarily due to growth in the distribution of OCIC and ORENT.
•$37.5 million offsetting decrease in Transaction Expenses, as costs incurred related to the IPI Acquisition and BDC-related corporate actions in the current-year period were lower than the costs incurred related to the KAM Acquisition, Atalaya Acquisition and Prima Acquisition in the prior-year period.
•$14.4 million increase related to expense support for certain products that we manage.
•$83.3 million increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, and professional fees, driven by our continued growth.

Other Loss
Interest Expense. The increase in interest expense was driven by higher average debt outstanding, reflecting the issuance of the 6.250% Senior Notes due 2034 (the “2034 Notes”) in April 2024 and June 2024, and a higher average balance on our Revolving Credit Facility.
Change in TRA Liability. The change in the TRA liability for the current year period was primarily due to accretion resulting from the passage of time and a decrease in the discount rate on the portion carried at fair value. The change in the TRA liability for the prior period was driven primarily by an increase in the discount rate, partially offset by accretion resulting from the passage of time on the portion carried at fair value.
Change in Warrant Liability. The change in the warrant liability for the prior period was driven by the increase in the price of our Class A Shares. All remaining outstanding warrants were exercised in November 2024.
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by movement in our Class A Share price, which impacted the value of the IPI Subsequent Payment (as described in Note 3 to our Financial Statements) and changes in the fair value of the Prima Earnouts (as described in Note 3 to our Financial Statements).
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represented an approximately 58% weighted average economic interest in the Blue Owl Operating Group for the year ended December 31, 2025.
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
Fee-Related Earnings and Distributable Earnings Summary

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change
FRE revenues	$2,654,712	$2,170,563	$484,149
FRE expenses	1,107,187	881,125	226,062
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(50,989)	(36,072)	(14,917)
Fee-Related Earnings	$1,496,536	$1,253,366	$243,170
Distributable Earnings	$1,309,072	$1,129,248	$179,824
FRE Margin	58.3%	59.4%
Fee-Related Earnings and Distributable Earnings for the year ended December 31, 2025 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change
Credit Platform
Direct lending	$1,308,154	$1,133,304	$174,850
Alternative credit	90,407	19,834	70,573
Investment grade credit	67,605	27,892	39,713
Liquid credit	23,144	27,750	(4,606)
Other	41,980	25,814	16,166
Amortization of deferred incentives paid to customers	(9,807)	—	(9,807)
Management Fees, Net(1)	1,521,483	1,234,594	286,889
Administrative, transaction and other fees	91,167	118,370	(27,203)
FRE performance revenues	2,713	2,274	439
FRE Revenues - Credit Platform	1,615,363	1,355,238	260,125

Real Assets Platform
Net lease	202,105	168,588	33,517
Real estate credit	42,291	19,161	23,130
Digital infrastructure	130,948	—	130,948
Amortization of deferred incentives paid to customers	(1,102)	—	(1,102)
Management Fees, Net(2)	374,242	187,749	186,493
Administrative, transaction and other fees	6,036	736	5,300
FRE performance revenues	14,117	4,413	9,704
FRE Revenues - Real Assets Platform	394,395	192,898	201,497

GP Strategic Capital Platform
GP minority stakes	615,181	589,246	25,935
GP debt financing	17,518	22,633	(5,115)
Professional sports minority stakes	4,181	3,395	786
Management Fees, Net(3)	636,880	615,274	21,606
Administrative, transaction and other fees	8,074	7,153	921
FRE Revenues - GP Strategic Capital Platform	644,954	622,427	22,527
Total FRE Revenues	$2,654,712	$2,170,563	$484,149

(1)Includes $10.6 million and $3.1 million of catch-up fees for the years ended December 31, 2025 and 2024, respectively.
(2)Includes $1.5 million of catch-up fees for the year ended December 31, 2025. There were no catch-up fees for the year ended December 31, 2024.
(3)Includes $2.0 million and $10.8 million of catch-up fees for the years ended December 31, 2025 and 2024, respectively.
FRE Management Fees. For the year ended December 31, 2025, the increase in FRE management fees was primarily driven by the following:
•Credit increased $286.9 million, including an increase in Part I Fees of $43.2 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products. Additionally, management fees from alternative credit products, net of the amortization of deferred incentives paid to customers, increased $60.8 million, primarily due to the Atalaya Acquisition closing near the end of the third quarter of 2024, as well as an increase in management fees of $39.7 million from investment grade credit products, primarily as a result of the KAM Acquisition closing in July 2024.
•Real Assets increased $186.5 million, primarily due to management fees of $129.8 million related to digital infrastructure products, net of the amortization of deferred incentives paid to customers, as a result of the IPI Acquisition that closed at the start of the first quarter of 2025. Also contributing to the increase was continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.

•GP Strategic Capital increased $21.6 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down from a prior vintage GP minority stakes product.
FRE Administrative, Transaction and Other Fees. For the year ended December 31, 2025, the decrease in FRE administrative, transaction and other fees was driven primarily by a decrease of $24.1 million in fee income earned for services provided to portfolio companies.
FRE Performance Revenues. For the year ended December 31, 2025, the increase in FRE performance revenues was primarily driven by products in the Real Assets net lease strategy.

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change
FRE compensation and benefits	$765,009	$620,877	$144,132
FRE general, administrative and other expenses	342,178	260,248	81,930
Total FRE Expenses	$1,107,187	$881,125	$226,062
FRE Compensation and Benefits. For the year ended December 31, 2025, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the year ended December 31, 2025, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, reflecting our increased headcount due to our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP Net Income Attributable to Class A Shares	$78,833	$109,584
Net income attributable to noncontrolling interests	226,654	310,862
Income tax expense	42,424	48,782
GAAP Income Before Income Taxes	347,911	469,228
Strategic Revenue-Share Purchase consideration amortization	44,321	43,553
DE performance revenues	(9,942)	(409)
DE performance revenues compensation	8,451	143
IPI Acquisition-related catch-up fees payable to sellers	(33,653)	—
Equity-based compensation - other	312,706	215,464
Equity-based compensation - acquisition-related	298,277	27,972
Equity-based compensation - Business Combination grants	62,541	69,173
Acquisition-related cash amortization	5,566	—
Capital-related compensation	2,496	3,858
Amortization of intangible assets	358,952	258,256
Transaction Expenses	36,963	74,476
Expense support	4,597	(9,805)
Net gains (losses) on investments	7,105	(1,713)
Change in TRA liability	13,608	(7,080)
Change in warrant liability	—	38,300
Change in earnout liability	(30,945)	28,300
Interest and dividend income	(45,184)	(42,172)
Interest expense	163,755	121,894
Fee-Related Earnings Before Noncontrolling Interests	1,547,525	1,289,438
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(50,989)	(36,072)
Fee-Related Earnings	1,496,536	1,253,366
DE performance revenues	9,942	409
DE performance revenues compensation	(8,451)	(143)
Interest and dividend income	45,184	42,172
Interest expense	(163,755)	(121,894)
Taxes and TRA payments	(70,384)	(44,662)
Distributable Earnings	$1,309,072	$1,129,248

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP Management Fees	$2,521,937	$1,994,064
Strategic Revenue-Share Purchase consideration amortization	44,321	43,553
IPI Acquisition-related catch-up fees payable to sellers	(33,653)	—
FRE Management Fees	$2,532,605	$2,037,617

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP Administrative, Transaction, and Other Fees	$321,469	$294,267
Reimbursed expenses	(216,192)	(168,008)
FRE Administrative, Transaction and Other Fees	$105,277	$126,259

	Year Ended December 31,
(dollars in thousands)	2025	2024
Performance Revenues	$26,772	$7,096
DE performance revenues	(9,942)	(409)
FRE Performance Revenues	$16,830	$6,687

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP Revenues	$2,870,178	$2,295,427
Strategic Revenue-Share Purchase consideration amortization	44,321	43,553
DE performance revenues	(9,942)	(409)
IPI Acquisition-related catch-up fees payable to sellers	(33,653)	—
Reimbursed expenses	(216,192)	(168,008)
FRE Revenues	$2,654,712	$2,170,563

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP Compensation and Benefits	$1,307,040	$1,017,483
DE performance revenues compensation	(8,451)	(143)
Equity-based compensation - other	(312,706)	(215,464)
Equity-based compensation - acquisition-related	(64,650)	(27,972)
Equity-based compensation - Business Combination grants	(62,541)	(69,173)
Acquisition-related cash amortization	(5,566)	—
Capital-related compensation	(2,496)	(3,858)
Reimbursed expenses	(85,621)	(79,996)
FRE Compensation and Benefits	$765,009	$620,877

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP General, Administrative and Other Expenses	$747,936	$412,931
Equity-based compensation - acquisition-related	(233,627)	—
Transaction Expenses	(36,963)	(74,476)
Expense support	(4,597)	9,805
Reimbursed expenses	(130,571)	(88,012)
FRE General, Administrative and Other Expenses	$342,178	$260,248

	Year Ended December 31,
(dollars in thousands)	2025	2024
Income Before Income Taxes	$347,911	$469,228
GAAP Revenues	$2,870,178	$2,295,427
GAAP Margin	12.1%	20.4%

Fee-Related Earnings Before Noncontrolling Interests	$1,547,525	$1,289,438
FRE Revenues	$2,654,712	$2,170,563
FRE Margin	58.3%	59.4%
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
We ended the fourth quarter of 2025 with $194.5 million of cash and cash equivalents and approximately $1.6 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
•Opportunistically repurchase Class A Shares on the open market, as well as pay withholding taxes on net settled, vested RSUs;
•Pay income taxes and amounts due under the TRA;
•Pay dividends to holders of our Class A Shares, as well as make corresponding distributions to holders of Common Units and Incentive Units at the Blue Owl Operating Group level;
•Pay the KAM Earnouts (as defined in Note 3 to our Financial Statements); and/or
•Fund debt and equity investment commitments to existing or future products.

Debt Obligations
As of December 31, 2025, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of the 2034 Notes and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $860.0 million outstanding under our Revolving Credit Facility as of December 31, 2025, which was amended in August 2025 to, among other things, increase the total borrowing capacity to $2.425 billion (subject to a potential increase to $3.0 billion upon the satisfaction of certain conditions) and to extend the maturity date to August 8, 2030. Additionally, certain dollar baskets and thresholds under the Revolving Credit Facility were increased pursuant to the amendment. In November 2025, the total borrowing capacity was further increased to $2.450 billion upon the satisfaction of certain conditions pursuant to the terms of the amendment entered into in August 2025. As of February 19, 2026, $785.0 million was outstanding under the Revolving Credit Facility.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of December 31, 2025, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Operating Group assets, we expect to pay approximately $1.8 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
In February 2025, Blue Owl’s Board authorized the 2025 Program. Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 3,699,164 Class A Shares, for an aggregate of $53.7 million, under the 2025 Program during the year ended December 31, 2025.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the year ended December 31, 2025, 3,586,554 RSUs with a fair value of $79.6 million were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event with respect to the KAM Earnouts, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.
The Prima Earnouts (as defined in Note 3 to our Financial Statements) and Atalaya Earnouts are payable in Class A Shares or Common Units. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
The earnout liability related to the IPI Acquisition, including the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements), was settled during the second quarter of 2025. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for a given year, which will be reassessed on an annual basis. For the fourth quarter of 2025, we declared a dividend of $0.225 to shareholders of record as of the close of business on February 20, 2026, which will be paid on March 2, 2026, bringing our fiscal year 2025 dividends to $0.90. We set the target annual dividend for fiscal year 2026 at $0.92 per Class A Share (representing a fixed quarterly dividend of $0.23 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Cash Flows Analysis

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$1,256,032	$999,555	$256,477
Investing activities	(270,571)	(638,145)	367,574
Financing activities	(943,038)	(313,481)	(629,557)
Net Change in Cash and Cash Equivalents	$42,423	$47,929	$(5,506)
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to year-end bonuses, which are generally paid out during the first quarter of the year following the year in which the expense was incurred (e.g., 2025 year-end bonuses are paid out during the first quarter of 2026).

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
Investing Activities. Cash flows from investing activities for the year ended December 31, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
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
Financing Activities. Cash flows from financing activities for the year ended December 31, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as withholdings on vested RSUs. Included in the year ended December 31, 2025, was the cash portion of the IPI Subsequent Payment (as defined in Note 3 to our Financial Statements) that was settled in the second quarter of 2025, which amount represented catch-up fees earned from ODI III that were passed on to the IPI sellers.
Cash flows from financing activities for the year ended December 31, 2024 were primarily related to the issuance of our 2034 Notes and borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance the Prima Acquisition, the KAM Acquisition and the Atalaya Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests) and dividends on our Class A Shares. Included in the year ended December 31, 2024 was a portion of the cash outflows related to the second tranche of Oak Street Earnout Units (as defined in Note 10 to our Financial Statements) classified as contingent consideration that settled in January 2024, as discussed above, as well as amounts paid under the TRA.
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
Impairment Testing of Goodwill and Other Intangible Assets
Our ongoing accounting for goodwill and other intangible assets requires us to make significant estimates and assumptions when evaluating these assets for impairment. We generally undertake a qualitative review of factors that may indicate whether an impairment exists. We take into account factors such as projections for FPAUM, revenue and general economic conditions that require judgment in deciding whether a quantitative analysis should be undertaken. Our evaluation for indicators of impairment may not capture a potential impairment, which could result in an overstatement of the carrying values of goodwill and other intangible assets. Our single reporting unit is not at risk of failing the quantitative impairment test. We also estimate the useful lives of our finite-lived intangible assets for purposes of amortization. The useful lives are based on our judgment of the expected future economic benefits of the assets. Changes in estimated useful lives could result in significant changes to the amount of amortization expense recognized in future periods.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the year ended December 31, 2025, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors.”
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Financial Statements, including the report thereon dated February 19, 2026, of KPMG LLP, our independent registered public accounting firm (PCAOB ID 185) set forth in our Financial Statements included elsewhere in this report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in the opinion starting on page F-2 of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

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
4.16
Registration Rights and Lock-Up Agreement, dated as of July 1, 2024, by and among Blue Owl Capital Inc., Makena Strategic Opportunities Fund—KH, LLC, KIS Holdings Ltd., KIS Participation LP, Kuvare Insurance Services LLC and other sellers party thereto (incorporated by reference to Exhibit 4.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 2, 2024)

10.1†
Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP (solely for purposes of Section 7.18(b) thereto), each of the Partners (as defined therein) party thereto and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 1, 2025)

Exhibit Number	Description
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

10.4*	Second Amended and Restated Limited Liability Company Agreement of Blue Owl Capital GP LLC
10.5+
Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.6
Third Amended and Restated Exchange Agreement, dated as of April 1, 2025, by and among Blue Owl Capital Inc., Blue Owl Capital Holdings LP, Blue Owl Capital GP LLC and the Blue Owl Limited Partners (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on May 5, 2025)

10.7+	Form of Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 1, 2025)
10.8+	Form of RSU Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.9+	Form of RSU Award Agreement for Employees (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on October 25, 2021)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Blue Owl Capital Inc. Current Report on Form 8-K filed on May 21, 2021)
10.11+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Doug Ostrover (incorporated by reference to Exhibit 10.4 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.12+
Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc Lipschultz (incorporated by reference to Exhibit 10.5 of Altimar Acquisition Corporation Current Report on Form 8-K filed on December 28, 2020)

10.13
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Financial Assets III, LLC (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.14
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Koch Companies Defined Benefit Master Trust (incorporated by reference to Exhibit 10.5 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.15
Registration Rights Agreement, dated as of September 20, 2021, by and between Blue Owl Capital Inc. and Illiquid Markets 1888 Fund, LLC (incorporated by reference to Exhibit 10.6 of Blue Owl Capital Inc. Current Report on Form 8-K filed on September 20, 2021)

10.16
Investor Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Blue Owl Capital GP LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, Douglas Ostrover, Marc Lipschultz, Michael Rees and Marc Zahr (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.17
Amended and Restated Credit Agreement, dated as of June 15, 2022, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd.(incorporated by reference to Exhibit 1.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 15, 2022)

10.18
First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among Blue Owl Finance LLC, Blue Owl Capital Holdings LP, Blue Owl Capital Carry LP, the subsidiary guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 1.1. of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 29, 2023)

10.19
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2024, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on July 23, 2024)

10.20
Third Amendment to the Amended and Restated Credit Agreement, dated as of August 8, 2025, by and among Blue Owl Finance LLC, the guarantors party thereto, the several banks and other financial institutions or entities party thereto and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on August 8, 2025)

10.21
Registration Rights Agreement, dated as of December 29, 2021, by and among Blue Owl Capital Inc., Marc Zahr and Augustus, LLC (incorporated by reference to Exhibit 10.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

Exhibit Number	Description
10.22+
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on December 30, 2021)

10.23+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Douglas I. Ostrover (incorporated by reference to Exhibit 10.22 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.24+
First Amendment to Employment and Restrictive Covenant Agreement, dated as of December 23, 2020, by and between Blue Owl Capital Inc. (f/k/a Altimar Acquisition Corporation) and Marc S. Lipschultz (incorporated by reference to Exhibit 10.23 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.25+
First Amendment to Amended and Restated Employment and Restrictive Covenant Agreement, dated as of December 29, 2021, by and between Blue Owl Capital Holdings, LLC and Marc Zahr (incorporated by reference to Exhibit 10.24 of Blue Owl Capital Inc. Annual Report on Form 10-K, filed on February 28, 2022)

10.26+†
Amended and Restated Employment and Restrictive Covenant Agreement, dated as of August 7, 2023, by and between Blue Owl Capital Inc. and Michael D. Rees (incorporated by reference to Exhibit 10.3 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.27+†
Principals Agreement, dated as of August 7, 2023, by and among Blue Owl Capital Inc. and each of Douglas Ostrover, Marc Lipschultz, Craig Packer, Alan Kirshenbaum, Marc Zahr, Michael Rees, Sean Ward, and Andrew Laurino (incorporated by reference to Exhibit 10.4 of Blue Owl Capital Inc. Quarterly Report on Form 10-Q filed on August 8, 2023)

10.28
Registration Rights Agreement, dated as of April 18, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, BofA Securities, Inc. and Goldman Sachs & Co. LLC, as representatives of the initial purchasers and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on April 18, 2024)

10.29
Registration Rights Agreement, dated as of June 6, 2024 among Blue Owl Finance LLC, as issuer, the guarantors named therein, and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 of Blue Owl Capital Inc. Current Report on Form 8-K filed on June 6, 2024)

19.1	Insider Trading Policy of Blue Owl Capital Inc. (incorporated by reference to Exhibit 19.1 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 21, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of Blue Owl Capital Inc., adopted on October 26, 2023 (incorporated by reference to Exhibit 97.1 of Blue Owl Capital Inc. Annual Report on Form 10-K filed on February 23, 2024)

Exhibit Number	Description
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements

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

Date: February 19, 2026	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas I. Ostrover	Co-Chief Executive Officer and Director	February 19, 2026
Douglas I. Ostrover	(Principal Executive Officer)

/s/ Marc S. Lipschultz	Co-Chief Executive Officer and Director	February 19, 2026
Marc S. Lipschultz	(Principal Executive Officer)

/s/ Craig W. Packer	Co-President and Director	February 19, 2026
Craig W. Packer

/s/ Michael Rees	Co-President and Director	February 19, 2026
Michael Rees

/s/ Marc Zahr	Co-President and Director	February 19, 2026
Marc Zahr

/s/ Alan Kirshenbaum	Chief Financial Officer	February 19, 2026
Alan Kirshenbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jennifer Brouse	Senior Managing Director and Director	February 19, 2026
Jennifer Brouse

/s/ Claudia Holz	Director	February 19, 2026
Claudia Holz

/s/ Andrew S. Komaroff	Director	February 19, 2026
Andrew S. Komaroff

/s/ Stacy Polley	Director	February 19, 2026
Stacy Polley

/s/ Dana Weeks	Director	February 19, 2026
Dana Weeks

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Blue Owl Capital Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blue Owl Capital Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the fair value of certain acquired intangible assets
As discussed in Note 1 to the consolidated financial statements, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from IPI Partners, LLC (IPI) on January 3, 2025. The acquisition was accounted for as a business combination using the acquisition method of accounting as discussed in Note 2. As discussed in Note 3, the Company acquired IPI for total purchase consideration of $1.3 billion. In connection with the acquisition, the Company recognized intangible assets acquired at their acquisition-date fair value. The intangible assets acquired included investment management agreements and investor relationships of $240.0 million and $105.0 million, respectively.
We identified the evaluation of the fair value of certain investment management agreement intangible assets and investor relationship intangible assets acquired in the IPI business combination as a critical audit matter. Subjective and complex auditor judgment was required to evaluate certain key assumptions used to value the investment management agreements and the investor relationships. The key assumptions included the projected revenue on assets under management, investor retention rates used to value the investor relationships, and certain discount rate assumptions. The acquisition-date fair values of investment management agreements and investor relationships were sensitive to changes in the key assumptions. Additionally, the projected revenue on assets under management was based on expectations of future market and economic conditions that are uncertain.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s acquisition date valuation process. This included controls related to the development of the key assumptions used to value the investment management agreements and investor relationships. We evaluated the reasonableness of the projected revenue on assets under management for certain acquired investment management agreements and investor relationships by comparing it to the acquiree’s historical revenue on assets under management. We also evaluated the reasonableness of the investor retention rates used to determine the fair value of the investor relationships by comparing them to the historical retention rates of investors participating in new funds and investment strategies. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used to determine the fair value of the investment management agreements and investor relationships by:
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
Recoverability of finite-lived intangible assets
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s finite-lived intangible assets balance of $2.9 billion, net of accumulated amortization, as of December 31, 2025, consist of contractual rights to earn future management fees from the acquired investment management agreements and value associated with the acquired client relationships. The Company tests finite-lived intangible assets for impairment if events occur, or circumstances change (i.e., a triggering event), indicating that the carrying amount of an intangible asset may not be recoverable. Management of the Company is required to make significant estimates and assumptions when evaluating finite-lived intangible assets for impairment. Management generally performs a qualitative review of factors including revenue growth projections, which are generally based on the amount of the fee-paying assets under management, and general economic conditions, that require judgement in deciding whether a quantitative analysis should be undertaken.
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

New York, New York
February 19, 2026

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Per Share Data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$194,512	$152,089
Due from related parties	694,056	548,730
Investments (includes $358,153 and $369,294 at fair value and $162,747 and $213,684 of investments in the Company’s products, respectively)	484,389	486,945
Operating lease assets	456,204	325,090
Strategic Revenue-Share Purchase consideration, net	329,207	373,528
Deferred tax assets	1,413,528	1,245,123
Intangible assets, net	2,888,800	2,902,752
Goodwill	5,624,469	4,699,465
Other assets, net	382,519	258,748
Total Assets	$12,467,684	$10,992,470
Liabilities
Debt obligations, net	$3,324,426	$2,588,496
Accrued compensation	525,550	424,024
Operating lease liabilities	538,147	390,353
TRA liability (includes $106,793 and $108,257 at fair value, respectively)	1,658,999	1,412,300
Earnout liability, at fair value	163,700	168,441
Deferred tax liabilities	39,663	36,867
Accounts payable, accrued expenses and other liabilities	163,000	165,953
Total Liabilities	6,413,485	5,186,434
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 667,278,210 and 608,346,194 issued and outstanding, respectively	67	61
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 584,552,295 and 579,980,769 issued and outstanding, respectively	58	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 304,449,203 and 310,415,409 issued and outstanding, respectively	30	31
Additional paid-in capital	3,812,770	3,269,239
Accumulated deficit	(1,609,455)	(1,141,631)
Accumulated other comprehensive income	1,892	—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,205,362	2,127,758
Stockholders’ equity attributable to noncontrolling interests	3,848,837	3,678,278
Total Stockholders’ Equity	6,054,199	5,806,036
Total Liabilities and Stockholders’ Equity	$12,467,684	$10,992,470
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Management fees, net (includes Part I Fees of $567,754, $527,859 and $387,346, respectively)	$2,521,937	$1,994,064	$1,527,241
Administrative, transaction and other fees	321,469	294,267	200,746
Performance revenues	26,772	7,096	3,621
Total Revenues, Net	2,870,178	2,295,427	1,731,608
Expenses
Compensation and benefits	1,307,040	1,017,483	870,642
Amortization of intangible assets	358,952	258,256	300,341
General, administrative and other expenses	747,936	412,931	242,809
Total Expenses	2,413,928	1,688,670	1,413,792
Other Loss
Net gains (losses) on investments	(7,105)	1,713	4,203
Interest and dividend income	45,184	42,172	22,176
Interest expense	(163,755)	(121,894)	(75,696)
Change in TRA liability	(13,608)	7,080	(1,656)
Change in warrant liability	—	(38,300)	(14,050)
Change in earnout liability	30,945	(28,300)	(6,409)
Total Other Loss	(108,339)	(137,529)	(71,432)
Income Before Income Taxes	347,911	469,228	246,384
Income tax expense	42,424	48,782	25,608
Consolidated Net Income	305,487	420,446	220,776
Net income attributable to noncontrolling interests	(226,654)	(310,862)	(166,433)
Net Income Attributable to Blue Owl Capital Inc.	$78,833	$109,584	$54,343

Earnings per Class A Share
Basic	$0.12	$0.20	$0.12
Diluted	$0.10	$0.20	$0.10
Weighted-Average Class A Shares
Basic(1)	654,785,946	549,005,214	463,233,832
Diluted	661,885,114	558,426,153	478,008,915

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Consolidated Net Income	$305,487	$420,446	$220,776
Other comprehensive income - cash flow hedges, net of tax	4,080	—	—
Comprehensive Income	309,567	420,446	220,776
Comprehensive income attributable to noncontrolling interests	(228,842)	(310,862)	(166,433)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$80,725	$109,584	$54,343
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Class A Shares Par Value
Beginning balance	$61	$46	$45
Shares delivered on vested RSUs	—	2	—
Class A Shares issued in connection with Prima Acquisition	—	1	—
Class A Shares issued in connection with Kuvare Acquisition	—	2	—
Share exchanges	6	10	1
Ending Balance	$67	$61	$46

Class C Shares Par Value
Beginning balance	$58	$63	$63
Settlement of Oak Street Earnout Units	—	1	—
Class C Shares and Common Units issued in connection with Prima Acquisition	—	1	—
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	4	—	—
Class C Shares and Common Units issued in connection with Atalaya Acquisition	—	2	—
Share exchanges	(5)	(10)	(1)
Shares delivered on vested Common Units	1	1	—
Class C Shares and Common Units issued as consideration related to the Oak Street Acquisition	—	—	1
Ending Balance	$58	$58	$63

Class D Shares Par Value
Beginning balance	$31	$32	$32
Share exchanges	(1)	(1)	—
Ending Balance	$30	$31	$32

Additional Paid-in Capital
Beginning balance	$3,269,239	$2,410,982	$2,293,903
Offering costs related to shares issued in connection with acquisitions	—	(273)	—
Equity classified contingent consideration in connection with Wellfleet Acquisition	—	—	(969)
Deferred taxes on capital transactions	191,192	491,671	36,133
TRA liability on capital transactions	(286,633)	(568,036)	(56,892)
Exercise of warrants	—	60,900	—
Equity-based compensation	51,046	27,318	16,422
Withholding taxes on vested RSUs	(30,199)	(13,097)	(5,074)
Class A Share repurchases	(53,694)	—	—
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	671,819	332,477	127,459
Class A Shares issued in connection with Prima Acquisition	—	109,825	—
Class A Shares issued in connection with Kuvare Acquisition	—	417,472	—
Ending Balance	$3,812,770	$3,269,239	$2,410,982

Accumulated Deficit
Beginning balance	$(1,141,631)	$(882,884)	$(689,345)
Cash dividends declared on Class A Shares	(546,657)	(368,331)	(247,882)
Net income attributable to Blue Owl Capital Inc.	78,833	109,584	54,343
Ending Balance	$(1,609,455)	$(1,141,631)	$(882,884)

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Accumulated Other Comprehensive Income
Beginning balance	$—	$—	$—
Other comprehensive income attributable to Blue Owl Capital Inc.	1,892	—	—
Ending Balance	$1,892	$—	$—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,205,362	$2,127,758	$1,528,239

Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,678,278	$3,749,692	$3,944,188
Equity-based compensation	566,841	263,327	273,521
Contributions	26,436	35,737	49,627
Distributions	(928,726)	(735,413)	(546,242)
Withholding taxes on vested RSUs	(49,376)	(25,751)	(10,376)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(671,819)	(332,477)	(127,459)
Class C Shares and Common Units issued in connection with Prima Acquisition	—	27,195	—
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	998,361	—	—
Class C Shares and Common Units issued in connection with Atalaya Acquisition	—	385,106	—
Net income attributable to noncontrolling interests	226,654	310,862	166,433
Other comprehensive income attributable to noncontrolling interests	2,188	—	—
Ending Balance	$3,848,837	$3,678,278	$3,749,692

Total Stockholders’ Equity	$6,054,199	$5,806,036	$5,277,931

Cash Dividends Paid per Class A Share	$0.855	$0.680	$0.550

Number of Class A Shares
Beginning balance	608,346,194	464,425,386	445,131,351
Class A Share repurchases	(3,699,164)	—	—
Shares delivered on vested RSUs	4,457,251	2,725,075	1,310,137
Class A Shares issued in connection with Prima Acquisition	—	6,352,047	—
Class A Shares issued in connection with Kuvare Acquisition	—	23,519,636	—
Share exchanges	58,173,635	108,710,214	17,983,898
Exercise of warrants	—	2,613,836	—
Other	294	—	—
Ending Balance	667,278,210	608,346,194	464,425,386

Number of Class C Shares
Beginning balance	579,980,769	632,486,822	629,402,505
Class C Shares and Common Units issued in connection with Prima Acquisition	—	1,572,883	—
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	43,509,675	—	—
Class C Shares and Common Units issued in connection with Atalaya Acquisition	—	20,016,013	—
Share exchanges	(52,207,429)	(102,036,000)	(15,941,394)
Shares delivered on vested Common Units	13,269,280	14,903,886	5,988,546
Settlement of Oak Street Earnout Units	—	13,037,165	13,037,165
Ending Balance	584,552,295	579,980,769	632,486,822

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Number of Class D Shares
Beginning balance	310,415,409	317,089,623	319,132,127
Share exchanges	(5,966,206)	(6,674,214)	(2,042,504)
Ending Balance	304,449,203	310,415,409	317,089,623
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Consolidated net income	$305,487	$420,446	$220,776
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	358,952	258,256	300,341
Equity-based compensation	673,524	312,609	312,564
Depreciation and amortization of fixed assets	23,446	16,660	10,226
Amortization of debt discounts and deferred financing costs	7,830	7,208	4,987
Non-cash interest and dividend income	(34,914)	(23,116)	—
Net change in operating lease assets and operating lease liabilities	16,744	27,313	22,893
Payment of earnout liability in excess of acquisition-date fair value	(935)	(13,808)	(7,406)
Net (gains) losses on investments, net of dividends on equity-method investments	5,713	12,684	(4,203)
Change in TRA liability	13,608	(7,080)	1,656
Change in warrant liability	—	38,300	14,050
Change in earnout liability	(30,945)	28,300	6,409
Deferred income taxes	21,204	26,756	4,204
Changes in operating assets and liabilities:
Due from related parties	(103,050)	(175,079)	(8,747)
Strategic Revenue-Share Purchase consideration	44,321	43,553	40,858
Other assets, net	(93,413)	(14,102)	(15,491)
Accrued compensation	45,662	30,575	41,349
Accounts payable, accrued expenses and other liabilities	2,798	10,080	4,679
Net Cash Provided by Operating Activities	1,256,032	999,555	949,145
Cash Flows from Investing Activities
Purchases of fixed assets	(57,748)	(64,187)	(67,905)
Purchases of investments	(94,273)	(378,396)	(85,942)
Proceeds from investment sales and maturities	126,030	249,648	62,081
Cash consideration paid for acquisitions, net of cash acquired	(244,580)	(445,210)	(26,265)
Net Cash Used in Investing Activities	(270,571)	(638,145)	(118,031)
Cash Flows from Financing Activities
Offering costs related to the Acquisitions	—	(273)	—
Proceeds from debt obligations	2,270,000	2,170,000	1,054,800
Debt issuance costs	(3,374)	(25,366)	(6,254)
Repayments of debt obligations	(1,540,000)	(1,245,000)	(1,000,000)
Payment of earnout liability, up to acquisition-date fair value	(36,761)	(79,981)	(79,134)
Equity-classified awards settled in cash	—	—	(3,186)
Payments under the TRA	(53,540)	(28,166)	—
Withholding taxes on vested RSUs	(79,575)	(38,848)	(15,450)
Dividends paid on Class A Shares	(546,657)	(368,331)	(247,882)
Class A Share repurchases	(53,694)	—	—
Contributions from noncontrolling interests	29,289	37,897	48,315
Distributions to noncontrolling interests	(928,726)	(735,413)	(546,242)
Net Cash Used in Financing Activities	(943,038)	(313,481)	(795,033)
Net Increase in Cash and Cash Equivalents	42,423	47,929	36,081
Cash and cash equivalents, beginning of period	152,089	104,160	68,079
Cash and Cash Equivalents, End of Period	$194,512	$152,089	$104,160
Supplemental Information
Cash paid for interest	$155,391	$101,185	$71,593
Cash paid for income taxes(1)	$17,140	$22,136	$14,249

(1)See Note 11 for additional information on income taxes paid disaggregated by jurisdiction.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025

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
The Company conducts its operations through Blue Owl Capital Holdings LP (“Blue Owl Holdings,” and collectively with its consolidated subsidiaries, the “Blue Owl Operating Group”). The Registrant holds its controlling financial interests in the Blue Owl Operating Group indirectly through its wholly owned subsidiaries, Blue Owl Capital GP Holdings LLC and Blue Owl Capital GP LLC (collectively, “Blue Owl GP”).
On May 19, 2021, the Company completed the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as amended, modified, supplemented or waived from time to time) (the “Business Combination”), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC (“Neuberger”), which included the acquisition of the Dyal Capital Partners (“Dyal Capital”) business from Neuberger (the “Dyal Acquisition”).
On April 1, 2025, the Company completed the previously announced internal reorganization (“Internal Reorganization”), pursuant to which, among other things, Blue Owl Capital Carry LP (“Blue Owl Carry”) became a wholly owned subsidiary of Blue Owl Holdings. Prior to the Internal Reorganization, Blue Owl Holdings and Blue Owl Carry were referred to, collectively, as the “Blue Owl Operating Partnerships.” Following the Internal Reorganization, each unitholder of the Blue Owl Operating Partnerships who previously held an equal number of units in each of Blue Owl Holdings and Blue Owl Carry instead holds a single class of units in Blue Owl Holdings and will hold units in any future entities that may be designated by the Company’s Board in its sole discretion as a Blue Owl Operating Partnership.
Acquisitions
On January 3, 2025, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from digital infrastructure fund manager IPI Partners, LLC (the “IPI Acquisition”), a joint venture between an affiliate of ICONIQ Capital, LLC (“ICONIQ”) and an affiliate of Iron Point Partners. The IPI Acquisition collectively with the Dyal Acquisition and the acquisitions listed below are referred to as the “Acquisitions.”
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
On August 15, 2023, the Company acquired the rights to certain collateralized loan obligation (“CLO”) management agreements, related assets and personnel from Par Four CLO Management LLC, a CLO manager (the “Par Four Acquisition”).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of December 31, 2025:

December 31, 2025
Class A Shares	667,278,210
Class C Shares	584,552,295
Class D Shares	304,449,203
RSUs	41,562,935
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of December 31, 2025, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of December 31, 2025, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares. No Class B Shares have been issued to-date since inception.
Class C Shares—Shares of Class C common stock that are not publicly traded. Class C stockholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct and indirect holdings of Common Units and Incentive Units (as defined below and subject to limitations on unvested units). For every Common Unit outstanding other than Common Units associated with Class D Shares as described below, one Class C Share is issued to grant a corresponding voting interest in the Registrant. The Class C Shares are Low-Vote Shares as described above.
Class D Shares—Shares of Class D common stock that are not publicly traded. Class D stockholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct or indirect holdings of Common Units and Incentive Units (subject to limitations on unvested units). For every Common Unit received by the Company’s Principals at the time of the Business Combination, one Class D Share was issued to grant a corresponding voting interest in the Registrant. No additional Class D Shares have been or are expected to be issued following the Business Combination. The Class D Shares are High-Vote Shares as described above.
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
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of December 31, 2025, which interests are collectively referred to as “Blue Owl Operating Group Units”:

Units	December 31, 2025
GP Units	667,278,210
Common Units	889,001,498
Incentive Units	29,507,562

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization). The GP Units represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units also include Common Units (as defined below) previously acquired and held directly or indirectly by the Registrant in connection with certain Acquisitions, as well as Common Units exchanged for Class A Shares.
Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in Blue Owl Holdings (as well as Blue Owl Carry prior to the Internal Reorganization). Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if exchanging Class C Shares or exchanging Class D Shares that will not continue to be held by a holder exchanging such shares) or Class B Shares (if exchanging Class D Shares that will continue to be held by a holder exchanging such shares). Common Unit exchanges may be settled in cash at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be cancelled. Common Unit holders are entitled to distributions in the same amount per unit as declared on GP Units.
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
Share Repurchases and RSUs Withheld for Tax Withholding
In February 2025, the Company’s Board authorized the repurchase of up to $150.0 million of Class A Shares (the “2025 Program”). Under the 2025 Program, repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027.
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
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Fair value of shares purchased pursuant to the 2025 Program	$53,694	$—	$—
Number of shares purchased pursuant to the 2025 Program	3,699,164	—	—
Fair value of RSUs withheld to satisfy tax withholding obligations	$79,575	$38,848	$15,450
Number of RSUs withheld to satisfy tax withholding obligations	3,586,554	2,150,962	1,222,135

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Acquisitions-Related Earnouts
In connection with certain Acquisitions, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 and Note 10 for additional information regarding earnout arrangements for certain acquisitions.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the Financial Statements. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair value of the preferred equity investment; (iii) the fair value of equity-based compensation grants; (iv) the fair values of liabilities with respect to the TRA (the portion considered contingent consideration) and earnout liabilities; (v) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (vi) the fair value of net identifiable assets acquired in business combinations, as well as the determination of whether amounts paid or payable represent consideration or compensation; and (vii) the qualitative and quantitative assessments of whether impairments of intangible assets and goodwill exist. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the Financial Statements are reasonable and prudent, actual results could differ materially from those estimates.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest based on the application of either the variable interest model or the voting interest model.
An entity is considered to be a variable interest entity (“VIE”) if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The Company is required to consolidate any VIEs for which it is the primary beneficiary. The Company is the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate any of the products it manages, as it does not hold any direct or indirect interests in such entities that could expose the Company to an obligation to absorb the losses or right to receive benefits that are more than insignificant to such entities.
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
Acquisitions
The Acquisitions were accounted for using the acquisition method of accounting. For business combinations accounted for under the acquisition method, the Company recognizes the fair value of assets acquired and liabilities assumed on the acquisition date. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill.
Management’s determination of the fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and incorporates management’s own assumptions and involves a significant degree of judgment. If the Company is still obtaining information necessary to identify and measure the fair value of assets acquired, liabilities assumed, or any noncontrolling interest in the acquiree, then the Company may record provisional amounts for these items at the acquisition date. During the measurement period, which cannot exceed one year from the acquisition date, the Company may adjust the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Investments
Certain equity investments in the Company’s products are accounted for using the equity-method of accounting, whereby the Company recognizes its share of income in current-period earnings. Distributions, when received on these investments, generally reduce the carrying value of such investments.
Investments in loans are accounted for at amortized cost, net of an allowance for current expected credit losses. The estimate of expected credit losses considers current conditions and reasonable and supportable forecasts. As of December 31, 2025, and December 31, 2024, the estimates of current expected credit losses were not material.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The Company determined that it was not receiving a distinct good or service from the customers as a result of the Strategic Revenue-Share Purchase, and therefore determined that the consideration paid to the customers, substantially all of which was in the form of Class A Shares, represents a reduction of the transaction price (i.e., a reduction to revenue). Accordingly, the total consideration paid was recorded within Strategic Revenue-Share Purchase consideration in the Company’s consolidated statements of financial condition and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. See Note 9 for additional information.
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
The Company tests finite-lived intangible assets for impairment by performing a qualitative review of factors, including projections for fee-paying assets under management, revenue, and general economic conditions, that require judgment in deciding whether there is an indication that the carrying amount of intangible assets may not be recoverable. If an indication exists, a quantitative analysis would be undertaken. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings. No impairments have been recognized to date on the Company’s acquired intangible assets.
Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment. If, after assessing qualitative factors such as projections for fee-paying assets under management, revenue and other general economic conditions, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. See Note 3 for additional information.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
TRA Liability
The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the combined businesses of Blue Owl Capital Group LLC (formerly, Owl Rock Capital Group LLC) and Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (collectively, “Owl Rock”) and Dyal Capital. The portion of the TRA liability related to the Dyal Acquisition is deemed contingent consideration payable to the previous owners of Dyal Capital, and therefore is carried at fair value, with changes in fair value reported within other loss in the consolidated statements of operations. The remaining portion of the TRA liability is carried at a value equal to the expected future payments due under the TRA. The Company recorded its initial estimate of future payments under the TRA portion that is not related to the Dyal Acquisition, including as a result of exchanges of Common Units for Class A or B Shares, as a decrease to additional paid-in capital in the consolidated statements of financial condition. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of operations. See Note 11 for additional information.
Warrant Liability, at Fair Value
The Company’s warrants were recorded as liabilities carried at fair value, with changes in fair value included within other loss in the Company’s consolidated statements of operations.
The Company had warrants outstanding that were issued in connection with the Business Combination (“Private Placement Warrants”). The Private Placement Warrants, which were exercised in November 2024 and resulted in the issuance of 2.6 million Class A Shares, contained exercise and settlement features that may have changed with a change in the holder, which precluded the Private Placement Warrants from being considered indexed to the Company’s own stock; therefore, the Private Placement Warrants were precluded from being classified within equity and were accounted for as derivative liabilities.
Earnout Liability, at Fair Value
As of December 31, 2025, the earnout liability was comprised of the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3) (collectively, the “Earnouts”). As of December 31, 2024, the earnout liability was comprised of the Wellfleet Earnout Shares (as defined in Note 10), Prima Earnouts, KAM Earnouts and Atalaya Earnouts. The Earnouts represent contingent consideration on each respective acquisition, and are recorded at fair value, with changes in fair value included within change in earnout liability in the Company’s consolidated statements of operations. Earnout liabilities are derecognized when the relevant contingencies are resolved and the consideration is paid or if the contingencies are not resolved (e.g., not meeting relevant targets) and the obligations expire and upon expiration, the consideration would not be paid or payable.
Noncontrolling Interests
Noncontrolling interests are primarily comprised of Common Units, which are interests in the Blue Owl Operating Group not held by the Company. Certain consolidated holding companies for investment adviser subsidiaries of the Blue Owl Operating Group are partially owned by third-party investors. Such interests are also presented as noncontrolling interests.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Allocations to noncontrolling interests in the consolidated statements of operations are based on the substantive profit-sharing arrangements in the Blue Owl Limited Partnership Agreements. The Company does not record income or loss allocations to noncontrolling interests to the extent that such allocations would be provisional in nature, such as for unvested Incentive Units (other than certain minimum tax distributions). Provisional allocations to these interests would be subject to reversal in the event the unvested Incentive Units are forfeited.
Revenue Recognition
Revenues consist of management fees; administrative, transaction and other fees; and performance revenues. The Company recognizes revenues when it is probable that a significant reversal of such amounts would not occur. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (i.e., the transaction price). Under this method, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligations are satisfied and control is transferred to the customer. Payments made to the Company’s customers or customers-of-customers, such as certain revenue sharing arrangements and incentives paid to customers, are generally viewed as a reduction of the transaction price and therefore reduce management fees from such customers. See Note 9 for additional information.
Management Fees, Net
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits continuously over time. Payment terms and fee rates of management fees vary by product but are generally collected on a quarterly basis and are not subject to clawback.
Management fees for the Company’s business development company (“BDC”) and interval fund products (“Regulated Products”) are typically based on a percentage of average fair value of gross assets (in some cases, excluding cash) or net asset value. Management fees for the Company’s CLOs are generally based on the outstanding par value of the underlying collateral and recognized over time as the services are rendered. For the Company’s other Credit products, management fees are typically based on gross or net asset value or investment cost, and also may include uncalled capital.
Management fees also include a fee based on the net investment income of the Company’s Regulated Products and similarly structured products (“Part I Fees”), which are subject to performance hurdles. Such Part I Fees are classified as management fees in the consolidated statements of operations as they are predictable and recurring in nature, not subject to repayment and cash-settled each quarter.
Management fees for the Company’s Real Assets products are generally based on either a percentage of capital committed and/or called during the investment period, and thereafter generally based on the cost of unrealized investments, or net asset value.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Fee income is earned for services provided to portfolio companies, which may include arrangement, syndication, origination, structuring analysis, capital structure and business plan advice and other services. The fees are generally recognized as income at the point in time when the services rendered are completed, as there is no ongoing performance requirement.
The Company incurs certain costs in connection with satisfying its performance obligations under administrative agreements – including, but not limited to, employee compensation and travel costs – for which it receives reimbursements from the products it manages. The Company reports these costs within compensation and benefits and general, administrative and other expenses and reports the related reimbursements as revenues within administrative, transaction and other fees (i.e., on a gross basis) in the consolidated statements of operations.
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
For certain non-Regulated Product Credit and Real Assets products, and substantially all GP Strategic Capital products, performance revenues are in the form of carried interest that is allocated to the Company based on cumulative fund performance over time, subject to the achievement of minimum return levels in certain products. The Company recognizes carried interest only to the extent that it is not probable that a significant reversal will occur for amounts recognized. Generally, carried interest is earned after a return of all contributions and may be subject to a preferred return to investors; however, the Company is able to catch-up amounts subject to the preferred return in certain cases. Substantially all of the carried interest generated by the Company’s products is allocable to investors, including certain related parties, through vehicles in which the Company does not have investment or decision-making rights; therefore, the Company does not have a controlling financial interest in or consolidate these vehicles.
Compensation and Benefits
Cash-Based Compensation
Compensation and benefits consist of salaries, bonuses, commissions, long-term deferral programs, benefits and payroll taxes. Compensation is accrued over the related service period.
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and generally recognized on a straight-line basis over the awards’ requisite service period. For grants to non-employee service providers, the Company recognizes the total estimated expense over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each balance sheet date through the settlement date to the then current fair value of such award.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
The Company recognizes uncertain income tax positions when it is not more-likely-than-not that a tax position will be sustained upon examination. The Company accrues any interest and penalties related to uncertain tax positions as a component of the income tax provision in the consolidated statements of operations. See Note 11 for additional information.
Comprehensive Income
Comprehensive income represents the change in equity during a period from recognized transactions other than from transactions with owners. In the accompanying Financial Statements, comprehensive income is comprised of (i) consolidated net income, as presented in the consolidated statements of operations and (ii) all components of other comprehensive income. The Company’s other comprehensive income is comprised of gains and losses on derivative instruments that have been designated as cash flow hedges.
The Company has designated foreign exchange forward contracts to hedge the foreign exchange risk associated with certain transactions denominated in a currency other than the functional currency. The changes in the fair value of the designated forward contracts are initially reported in other comprehensive income (“OCI”) and subsequently reclassified to earnings when the hedged transaction affects earnings. The reclassified amounts from OCI are presented in the same income statement line item as the earnings effect of the hedged items. Cash flows associated with these cash flow hedges, which do not include an other-than-insignificant financing element at inception, and only have a financing element inherently included in an at-the-

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
market derivative instrument with no prepayments, are classified in the same category as the cash flows from the items being hedged. These cash flow hedges are not material to the Financial Statements.
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
Significant Segment Expenses
The significant expense categories that are regularly reviewed by the CODMs are presented in the Company’s consolidated statements of operations and include:
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
December 31, 2025
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
The Company adopted the ASU retrospectively beginning with the 2025 Form 10-K.
As a result of adopting this standard, the Company included enhanced income tax disclosures that present consistent categories and greater disaggregation of information in the rate reconciliation, income before income taxes disaggregated by jurisdiction, and income taxes paid disaggregated by jurisdiction.
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
December 31, 2025
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
IPI’s results are included in the Company’s consolidated results starting from the date the acquisition closed, January 3, 2025. For the year ended December 31, 2025, the Company’s consolidated results included $164.6 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the IPI Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $17.4 million and $8.6 million of acquisition-related costs for the years ended December 31, 2025 and 2024, respectively, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
Atalaya Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Atalaya Acquisition:

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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Atalaya’s results are included in the Company’s consolidated results starting from the date the acquisition closed, September 30, 2024. For the year ended December 31, 2024, the Company’s consolidated results included $19.8 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Atalaya Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $16.1 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations for the year ended December 31, 2024.
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
If total payments exceed $175.0 million, at least $50.0 million (or any remaining unpaid amount) will be reallocated to non-seller employees as RSUs. As of December 31, 2025, the Company expects total payments to exceed this threshold, and therefore it estimates that earnout payments to sellers will be reduced by $50.0 million due to the reallocation.
The Atalaya Earnouts will be paid in Common Units with a corresponding number of Class C Shares. Approximately 20% of these payments will go to a product managed by the Company and are considered contingent consideration. The remaining 80% will be payable to sellers subject to ongoing employment arrangements with the Company, and as such, these amounts have been classified as equity-based compensation. The $50.0 million that may be reallocated to non-seller employees as RSUs will also be classified as equity-based compensation. See Note 10 for more details on these compensation-classified equity-based payments.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
KAM Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the KAM Acquisition:

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
KAM Earnouts
In connection with the KAM Acquisition, the sellers are entitled to receive additional consideration of up to $250.0 million (the “KAM Earnouts”), based on the acquired business achieving specified revenue growth milestones in each of calendar years 2025, 2026 and 2027 (each, a “KAM Earnout Period”). The KAM Earnouts will be paid in cash following the conclusion of each respective KAM Earnout Period. The Company expects to make its first payment of approximately $59.3 million in 2026 related to the 2025 KAM Earnout Period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Prima Acquisition
The following table presents the consideration and net identifiable assets acquired and goodwill related to the Prima Acquisition:

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
Prima’s results are included in the Company’s consolidated results starting from the date the acquisition closed, June 6, 2024. For the year ended December 31, 2024, the Company’s consolidated results included $11.2 million of GAAP revenues related to the acquired business. Given the Company operates through one operating and reportable segment, the impact of the Prima Acquisition to GAAP consolidated net income is not tracked on a standalone basis. The Company incurred $9.4 million of acquisition-related costs, which costs were included within general, administrative and other expenses in the Company’s consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Prima Earnouts
In connection with the Prima Acquisition, the sellers are entitled to receive additional consideration of up to $35.0 million (determined using a share price that was fixed at signing) (the “Prima Earnouts”), based on the performance of the acquired business during the earnout period, which period extends from the closing date to the fourth anniversary of the closing (the “Prima Earnout Period”). Earnout payments are contingent on the acquired business achieving specified revenue milestones during any rolling 12-month period within the Prima Earnout Period (the achievement of any such milestone, a “Prima Triggering Event”). The Prima Earnouts will be settled in Class A Shares and Common Units with corresponding Class C Shares.
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
December 31, 2025
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
Par Four’s results are included in the Company’s consolidated results starting from the date the acquisition closed, August 15, 2023, and such amounts are not material to the Financial Statements.
Goodwill
The following table summarizes changes in the Company’s goodwill:

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$4,699,465	$4,224,153
Goodwill acquired	923,835	475,312
Atalaya Acquisition measurement period adjustment	1,169	—
Ending Balance	$5,624,469	$4,699,465
No impairments have been recognized to date on the Company’s goodwill.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	December 31, 2025	December 31, 2024	Remaining Weighted-Average Amortization Period as of December 31, 2025
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,265,420	10.9 years
Investor relationships	575,300	470,300	7.7 years
Total intangible assets, gross	4,080,720	3,735,720

Accumulated amortization:
Investment management agreements	(990,915)	(685,765)
Investor relationships	(201,005)	(147,203)
Total accumulated amortization	(1,191,920)	(832,968)
Total Intangible Assets, Net	$2,888,800	$2,902,752
The following table presents expected future amortization of finite-lived intangible assets as of December 31, 2025:

(dollars in thousands)
Period	Amortization
2026	$341,466
2027	322,176
2028	316,578
2029	310,598
2030	276,711
Thereafter	1,321,271
Total	$2,888,800
Pro Forma Financial Information
Unaudited pro forma revenues were $2.9 billion and $2.6 billion for the years ended December 31, 2025 and 2024, respectively. Unaudited pro forma net income attributable to Class A stockholders was $78.8 million and $125.0 million for the years ended December 31, 2025 and 2024, respectively. This pro forma financial information was computed by combining the historical financial information of the Company and the IPI Acquisition as though such acquisition was consummated on January 1, 2024, and the Atalaya, KAM and Prima Acquisitions as though such acquisitions were consummated on January 1, 2023.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	December 31, 2025	December 31, 2024
Preferred equity investment, at fair value	$290,594	$267,169
Equity investments in the Company’s products, equity method	67,391	63,465
Loans and deferred purchase price receivable, at amortized cost (includes $27,797 and $48,094 in the Company’s products, respectively)	58,845	54,186
Equity investments in the Company’s products, at fair value	61,906	96,956
Investments in the Company’s CLOs, at fair value	5,653	5,169
Total	$484,389	$486,945
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The tables below summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$290,594	$290,594
Equity investments in the Company’s products	—	61,906	—	61,906
CLOs	—	—	5,653	5,653
Total Assets, at Fair Value	$—	$61,906	$296,247	$358,153

Liabilities, at Fair Value
TRA liability	$—	$—	$106,793	$106,793
Earnout liability	—	—	163,700	163,700
Total Liabilities, at Fair Value	$—	$—	$270,493	$270,493

	December 31, 2024
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$267,169	$267,169
Equity investments in the Company’s products	—	96,956	—	96,956
CLOs	—	—	5,169	5,169
Total Assets, at Fair Value	$—	$96,956	$272,338	$369,294

Liabilities, at Fair Value
TRA liability	$—	$—	$108,257	$108,257
Earnout liability	—	529	167,912	168,441
Total Liabilities, at Fair Value	$—	$529	$276,169	$276,698
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$267,169	$5,169	$272,338
Purchases(1)	34,284	3,986	38,270
Net losses	(10,859)	(3,502)	(14,361)
Ending Balance	$290,594	$5,653	$296,247
Change in net unrealized losses on assets still recognized at the reporting date	$(10,859)	$(3,502)	$(14,361)

(1)Preferred equity purchases includes $34.3 million of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025

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

Year Ended December 31, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	(113,350)	(127,906)
Net (gains) losses	13,092	(30,945)	(17,853)
Ending Balance	$106,793	$163,700	$270,493
Change in net unrealized losses on liabilities still recognized at the reporting date	$13,092	$697	$13,789

Year Ended December 31, 2024	Level III Liabilities
(dollars in thousands)	TRA Liability	Warrant Liability	Earnout Liability	Total
Beginning balance	$116,398	$22,600	$92,119	$231,117
Issuances	—	—	135,600	135,600
Settlements	(8,551)	(60,900)	(87,874)	(157,325)
Net losses	410	38,300	28,067	66,777
Ending Balance	$108,257	$—	$167,912	$276,169
Change in net unrealized losses on liabilities still recognized at the reporting date	$819	$—	$27,820	$28,639
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
Earnout Liability
As of December 31, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3). As of December 31, 2024, the earnout liability was comprised of contingent consideration payable for the Wellfleet Earnout Shares (defined in Note 10), Prima Earnouts, KAM Earnouts and Atalaya Earnouts.
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2025:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$290,594	Discounted cash flow	Discount Rate	14%	-	14%	14%	Decrease
CLOs	5,653	Discounted cash flow	Yield	10%	-	14%	12%	Decrease
Total Assets, at Fair Value	$296,247

Liabilities
TRA liability	$106,793	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	163,700	Monte Carlo Simulation	Volatility	21%	-	24%	22%	Increase
Total Liabilities, at Fair Value	$270,493

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
Fair Value of Other Financial Instruments
As of December 31, 2025, the fair value of the Company’s debt obligations was approximately $3.2 billion compared to a carrying value of $3.3 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2024, the fair value of the Company’s debt obligations was approximately $2.5 billion, compared to a carrying value of $2.6 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of December 31, 2025 and December 31, 2024, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $652.3 million and $535.7 million, respectively, compared to a carrying value of $1.6 billion and $1.3 billion, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of December 31, 2025 and December 31, 2024, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025

(dollars in thousands)	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost	$50,355	$40,688	$37,673
Short term lease cost	2,123	1,345	232
Net Lease Cost	$52,478	$42,033	$37,905

(dollars in thousands)	Year Ended December 31,
Supplemental Lease Cash Flow Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$35,545	$14,137	$15,012

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$159,861	$73,070	$95,953
(1)The amount presented above includes tenant improvement allowances received from the lessor of $7.8 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively.

Lease Term and Discount Rate	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	12.9 years	13.1 years	12.5 years

Weighted-average discount rate:
Operating leases	5.7%	5.6%	5.4%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
2026	$62,426
2027	63,202
2028	49,513
2029	45,909
2030	64,607
Thereafter	497,631
Total Lease Payments	783,288
Imputed interest	(245,141)
Total Lease Liabilities	$538,147
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $17.1 million related to leases that have not commenced that were entered into as of December 31, 2025. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in the Company’s consolidated statements of financial condition. These operating lease payments are anticipated to commence in the first quarter of 2026 and continue for approximately 11 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
6. OTHER ASSETS, NET

(dollars in thousands)	December 31, 2025	December 31, 2024
Fixed assets, net:
Leasehold improvements	$215,658	$178,398
Furniture and fixtures	43,187	31,553
Computer hardware and software	14,946	9,386
Accumulated depreciation and amortization	(54,850)	(31,588)
Fixed assets, net	218,941	187,749
Prepaid expenses	33,456	17,768
Receivables	47,444	26,634
Deferred incentives paid to customers	44,953	—
Unamortized debt issuance costs on revolving credit facilities	10,825	9,678
Other assets	26,900	16,919
Total	$382,519	$258,748
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	December 31, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,115
2031 Notes	6/10/2031	700,000	700,000	—	690,796
2032 Notes	2/15/2032	400,000	400,000	—	394,286
2034 Notes	4/18/2034	1,000,000	1,000,000	—	981,481
2051 Notes	10/7/2051	350,000	350,000	—	338,748
Revolving Credit Facility	8/8/2030	2,450,000	860,000	1,579,244	860,000
Total		$4,959,800	$3,369,800	$1,579,244	$3,324,426

	December 31, 2024
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$58,495
2031 Notes	6/10/2031	700,000	700,000	—	689,097
2032 Notes	2/15/2032	400,000	400,000	—	393,346
2034 Notes	4/18/2034	1,000,000	1,000,000	—	979,247
2051 Notes	10/7/2051	350,000	350,000	—	338,311
Revolving Credit Facility	7/23/2029	1,725,000	130,000	1,585,621	130,000
Total		$4,234,800	$2,639,800	$1,585,621	$2,588,496

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
2028 Notes
In May 2023, the Company, through its indirect subsidiary, Blue Owl Finance LLC, issued $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 7.397% per annum and mature on May 26, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on May 26 and November 26 of each year, commencing November 26, 2023.
The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, the Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2028 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 26, 2028, the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2028 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2028 Notes also provide for customary events of default and acceleration.
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
The 2031 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, the Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2031 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after March 10, 2031, the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2031 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2031 Notes also provide for customary events of default and acceleration.
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
The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, the Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2032 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after November 15, 2031, the redemption price for the 2032 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2032 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2032 Notes also provide for customary events of default and acceleration.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
The 2034 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, the Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2034 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after January 18, 2034, the redemption price for the 2034 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2034 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2034 Notes also provide for customary events of default and acceleration.
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
The 2051 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, the Blue Owl Operating Partnerships and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2051 Notes may be redeemed at the Company’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if the Company redeems any amounts on or after April 7, 2051, the redemption price for the 2051 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2051 Notes are subject to repurchase by the Company at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2051 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”), which was amended in August 2025 to, among other things, increase the total borrowing capacity to $2.425 billion (subject to a potential increase to $3.0 billion upon the satisfaction of certain conditions) and to extend the maturity date to August 8, 2030. Additionally, certain dollar baskets and thresholds under the Revolving Credit Facility were increased pursuant to the amendment. In November 2025, the total borrowing capacity was further increased to $2.450 billion upon the satisfaction of certain conditions pursuant to the terms of the amendment entered into in August 2025. Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of (a) secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375% or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company was subject to an undrawn commitment fee rate of 0.07% to 0.2% of the daily amount of available revolving commitment as of December 31, 2025, and an undrawn commitment fee rate of 0.08% to 0.2% of the daily amount of available revolving commitment as of December 31, 2024. The borrowing rates for balances outstanding under the Revolving Credit Facility as of December 31, 2025 and December 31, 2024 were 4.94% and 5.72%, respectively. As of February 19, 2026, $785.0 million was outstanding under the Revolving Credit Facility.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
During the years ended December 31, 2025 and 2024, the Company made TRA payments of $53.5 million and $28.2 million, respectively, inclusive of interest, and including $4.8 million and $2.8 million, respectively, paid to related parties. The table below presents management’s estimate as of December 31, 2025, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
2026	$64,799
2027	77,082
2028	101,030
2029	107,251
2030	116,676
Thereafter	1,299,464
Total Payments	1,766,302
Less adjustment to fair value for contingent consideration	(107,303)
Total TRA Liability	$1,658,999
Unfunded Product Commitments
As of December 31, 2025, the Company had unfunded investment commitments to its products of $46.2 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of December 31, 2025, the Company has not had prior claims or losses pursuant to these arrangements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Credit Platform
Direct lending	$1,308,154	$1,133,304	$870,475
Alternative credit	90,407	19,834	—
Investment grade credit	67,605	27,892	—
Liquid credit	23,144	27,750	27,936
Other	41,980	25,814	1,491
Amortization of deferred incentives paid to customers	(9,807)	—	—
Management Fees, Net	1,521,483	1,234,594	899,902
Administrative, transaction and other fees	216,936	225,223	154,537
Performance revenues	6,941	2,274	1,276
Total GAAP Revenues - Credit Platform	1,745,360	1,462,091	1,055,715

Real Assets Platform
Net lease	202,105	168,588	122,365
Real estate credit	42,291	19,161	—
Digital infrastructure	164,601	—	—
Amortization of deferred incentives paid to customers	(1,102)	—	—
Management Fees, Net	407,895	187,749	122,365
Administrative, transaction and other fees	61,371	27,010	14,387
Performance revenues	19,831	4,822	2,345
Total GAAP Revenues - Real Assets Platform	489,097	219,581	139,097

GP Strategic Capital Platform
GP minority stakes	615,181	589,246	526,502
GP debt financing	17,518	22,633	16,921
Professional sports minority stakes	4,181	3,395	2,409
Strategic Revenue-Share Purchase consideration amortization	(44,321)	(43,553)	(40,858)
Management Fees, Net	592,559	571,721	504,974
Administrative, transaction and other fees	43,162	42,034	31,822
Total GAAP Revenues - GP Strategic Capital Platform	635,721	613,755	536,796
Total GAAP Revenues	$2,870,178	$2,295,427	$1,731,608

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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

	Year Ended December 31,
(dollars in thousands)	2025	2024
Management Fees Receivable
Beginning balance	$356,413	$243,203
Ending balance	$448,195	$356,413

Administrative, Transaction and Other Fees Receivable
Beginning balance	$67,920	$42,059
Ending balance	$111,690	$67,920

Performance Revenues Receivable
Beginning balance	$1,672	$2,975
Ending balance	$1,381	$1,672

Unearned Management Fees
Beginning balance	$7,613	$9,398
Ending balance	$3,866	$7,613
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. Substantially all of the consideration was paid in Class A Shares in 2021 and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over the average period the related customer revenues are expected to be recognized. As of December 31, 2025, the remaining weighted average amortization period was 7.5 years.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$373,528	$417,081
Amortization	(44,321)	(43,553)
Ending Balance	$329,207	$373,528
Starting in 2025, the Company paid certain investors in the Company’s products incentives that are being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations. These incentives are recognized over the related performance obligation period, and unamortized amounts are recorded within other assets in the Company’s consolidated statements of financial condition. As of December 31, 2025, the remaining weighted average amortization period was 1.4 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025

(dollars in thousands)	Year Ended December 31, 2025
Beginning balance	$—
Deferred incentives paid to customers	55,862
Amortization	(10,909)
Ending Balance	$44,953
10. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan, approved by stockholders on June 13, 2024 and further amended on April 1, 2025 (the “2021 Omnibus Plan”). Equity-based compensation awards are generally subject to a three to five-year requisite service period, although certain grants are immediately vested at grant.
As of December 31, 2025, the total number of Class A Shares and Blue Owl Operating Group Units, collectively, that may be issued under the 2021 Omnibus Plan was 175,834,537, of which 51,154,861 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan. The 2021 Omnibus Plan features an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares subject to the 2021 Omnibus Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number of Class A Shares equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Blue Owl Operating Group Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of shares that were available for the issuance of future awards under the 2021 Omnibus Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase the number of shares covered by the 2021 Omnibus Plan by a lesser amount on any such date.
The table below presents information regarding equity-based compensation expense.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Business Combination grants	$62,541	$69,173	$69,448
Acquisition related	298,277	27,972	84,543
Other	312,706	215,464	158,573
Equity-Based Compensation Expense	$673,524	$312,609	$312,564
Corresponding tax benefit	$5,074	$2,578	$951

Fair value of RSUs settled in Class A Shares	$99,145	$49,174	$16,634

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The table below presents activity related to the Company’s unvested equity-based compensation awards for the year ended December 31, 2025.

	Incentive Units		RSUs		Wellfleet Earnout Shares
	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
December 31, 2024	21,700,853	$14.61	24,377,882	$15.48	287,425	$11.44
Granted	14,070,102	16.49	15,157,473	14.03	—	—
Vested	(17,557,897)	15.76	(7,808,637)	13.21	(287,425)	11.44
Forfeited	(1,050,000)	14.02	(808,763)	16.45	—	—
December 31, 2025	17,163,058	$15.01	30,917,955	$15.32	—	$—
Incentive Units
The grant date fair value of Incentive Units was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and the application of a discount ranging from 6.5% - 9.0% during 2025, 6.0% - 6.5% during 2024 and 6.0% - 8.5% during 2023 for lack of marketability on certain Incentive Units that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of Incentive Units granted during the years ended December 31, 2025, 2024 and 2023 was $16.49, $19.47 and $11.27, respectively. The aggregate fair value of Incentive Units that vested during the years ended December 31, 2025, 2024 and 2023 was $325.5 million, $281.9 million and $100.1 million, respectively. The equity-based compensation expense related to Incentive Units during the years ended December 31, 2025, 2024 and 2023 was $274.4 million, $212.5 million and $175.1 million, respectively. As of December 31, 2025, unamortized expense related to Incentive Units was $148.6 million, with a weighted-average amortization period of 2.6 years.
RSUs
The grant date fair value of RSUs was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period, and as applicable a discount of 6.5% during 2025, 6.0% - 11.5% during 2024 and 6.0% - 8.5% during 2023 for lack of marketability on RSUs that are subject to a one-year post-vesting transfer restriction. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $14.03, $20.85 and $12.01, respectively. The aggregate fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $40.2 million, $72.5 million and $44.5 million, respectively, which amounts are inclusive of RSUs that vested and have not yet been settled in Class A Shares. The equity-based compensation expense related to RSUs during the years ended December 31, 2025, 2024 and 2023 was $122.3 million, $79.0 million and $52.9 million, respectively. As of December 31, 2025, unamortized expense related to RSUs was $354.9 million, with a weighted-average amortization period of 2.7 years.
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $464.2 million as of December 31, 2025.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of December 31, 2025, unamortized expense related to the Services Agreement was $550.1 million, with a remaining amortization period of 2.5 years.
Atalaya Earnouts
As discussed in Note 3, approximately 80% of the Atalaya Earnouts will be paid in Common Units and corresponding Class C Shares to sellers subject to ongoing employment arrangements with the Company. This portion of the Atalaya Earnouts has been classified as equity-based compensation. Upon an Atalaya Triggering Event, any issued Common Units and Class C Shares are fully vested (i.e., no substantive vesting period following the grant date). Accordingly, the Company has begun accruing compensation expense over the service period preceding the grant date, based on the fair value of the award at the end of the reporting period, and will remeasure until the grant date. As of December 31, 2025, the estimated fair value of these awards was $142.2 million, including an 11.5% discount for lack of marketability due to a two-year post-vesting transfer restriction. As of December 31, 2025, unamortized expense related to these awards was $83.7 million, with a weighted-average amortization period of 2.3 years.
Oak Street Earnout Units
On December 29, 2021, the Company completed its acquisition of Oak Street Real Estate Capital, LLC, now, Blue Owl Real Estate Capital LLC (“Oak Street”), a diversified real estate investment firm, and its advisory business (the “Oak Street Acquisition”).
In connection with the Oak Street Acquisition, the Company agreed to make additional payments of cash and Common Units and corresponding Class C Shares (collectively, the “Oak Street Earnout Units”). The grant date fair value of the Oak Street Earnout Units was determined using a Monte Carlo simulation valuation model, with the following weighted average assumptions: annualized revenue volatility of 38%, revenue discount rate of 15%, discount for lack of marketability of 13% and expected holding period of approximately 2.0 years. In January 2023, the Oak Street Earnout Units triggering event occurred with respect to the first tranche of the Oak Street Earnout Units (the “First Oak Street Earnouts”). In January 2024, the Oak Street Earnout Units triggering event occurred with respect to the second tranche of the Oak Street Earnout Units (the “Second Oak Street Earnouts”).
Wellfleet Earnout Shares
On April 1, 2022, the Company completed its acquisition of Wellfleet Credit Partners, LLC, now, Blue Owl Liquid Credit Advisors LLC (“Wellfleet”), a manager of collateralized loan obligations (the “Wellfleet Acquisition”).
In connection with the Wellfleet Acquisition, the Company agreed to make additional payments of cash and Class A Shares (the “Wellfleet Earnout Shares”). The grant date fair value of the Wellfleet Earnout Shares treated as compensation was determined using the Company’s Class A Share price on the grant date, adjusted for the lack of dividend participation during the vesting period.
In April 2023, the Company modified its purchase agreement with the Wellfleet sellers, such that Wellfleet Earnout Shares will be delivered in cash in lieu of Wellfleet Earnout Shares. As a result of the modification, the second and third tranches of the Wellfleet Earnout Shares were changed from equity-classified to liability-classified on the modification date with the liability recorded at fair value at each reporting period, with the related expense subject to a floor equal to the original grant date fair value. The first tranche of the Wellfleet earnout vested and was cash settled in April 2023 and such settlement was treated as a cash settlement of an equity-classified arrangement. In April 2024, the Wellfleet triggering event occurred with respect to the second tranche of the Wellfleet Earnout Shares. In April 2025, the Wellfleet triggering event occurred with respect to the third tranche of the Wellfleet Earnout Shares

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
11. INCOME TAXES
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Blue Owl Operating Group and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2025 tax returns have been filed. The tax basis and state impact of the Blue Owl Operating Group and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.
The Blue Owl Operating Partnerships are partnerships for U.S. federal income tax purposes subject to New York City UBT. Generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States.
The following table presents the components of the Company’s income before income taxes and income tax expense (benefit):

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income Before Income Taxes
U.S.	$336,676	$459,489	$239,783
Foreign	11,235	9,739	6,601
	347,911	469,228	246,384
Current Income Tax Expense (Benefit)
U.S. federal	13	(255)	286
State and local	18,702	20,140	19,280
Foreign	2,505	2,141	1,838
	21,220	22,026	21,404
Deferred Income Tax Expense (Benefit)
U.S. federal	17,890	29,734	14,373
State and local	3,556	(2,811)	(9,500)
Foreign	(242)	(167)	(669)
	21,204	26,756	4,204
Total Income Tax Expense (Benefit)
U.S. federal	17,903	29,479	14,659
State and local	22,258	17,329	9,780
Foreign	2,263	1,974	1,169
	$42,424	$48,782	$25,608

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The following table sets forth the reconciliation of the statutory U.S. federal corporate income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
(dollars in thousands)	2025		2024		2023
Statutory U.S. federal corporate income tax rate	$73,062	21.00%	$98,538	21.00%	$51,733	21.00%
State and local income taxes, net of federal effect(1)	16,660	4.79%	10,856	2.31%	5,655	2.30%
Changes in unrecognized tax benefits	4,859	1.40%	5,045	1.08%	4,348	1.76%
Effect of cross-border tax laws	(69)	(0.02%)	(43)	(0.01%)	(161)	(0.07%)
Nontaxable or nondeductible items
Income passed through to noncontrolling interest holders	(53,085)	(15.26%)	(67,277)	(14.34%)	(36,663)	(14.88%)
Other	1,093	0.31%	1,733	0.37%	839	0.34%
Foreign tax effects	(96)	(0.03%)	(70)	(0.01%)	(143)	(0.06%)
Total	$42,424	12.19%	$48,782	10.40%	$25,608	10.39%
(1)Local taxes in New York City made up the majority (greater than 50 percent) of the tax effect in this category.
The following table presents the components of the Company’s income taxes paid (net of refunds):

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
U.S. federal	$21	$500	$—

State and Local
New York City	13,925	17,938	11,728
Other	911	821	1,207
Total State and Local	14,836	18,759	12,935

Foreign
Hong Kong	(36)	1,266	—
United Kingdom	1,426	1,118	1,192
Other	893	493	122
Total Foreign	2,283	2,877	1,314
Total Cash Paid for Income Taxes	$17,140	$22,136	$14,249

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
As of December 31, 2025 and 2024, the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Deferred Tax Assets
Basis difference in subsidiaries	$939,294	$855,906
Tax receivable agreement	399,725	340,360
Net operating losses	65,144	41,267
Other	27,200	22,160
Total Deferred Tax Assets	$1,431,363	$1,259,693

Deferred Tax Liabilities
Goodwill and intangible assets	$42,749	$39,436
Other	14,749	12,001
Total Deferred Tax Liabilities	$57,498	$51,437
As of December 31, 2025, the Company has U.S. federal and UBT net operating losses of $277.4 million and $5.2 million, respectively, that can be carried forward indefinitely until they are used. The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Company believes it is more-likely-than-not that its deferred tax assets will be realized based on historic and projected earnings and the reversal of taxable temporary differences. As of December 31, 2025 and 2024, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2021.
As of December 31, 2025, the Company’s unrecognized tax benefits, excluding related interest expense and penalties, were $16.5 million. If recognized, $16.5 million would reduce the effective tax rate. For the year ended December 31, 2025, interest and penalties on these unrecognized tax benefits of $1.0 million has been accrued through income tax expense in the consolidated statements of operations.
The following table presents the Company’s unrecognized tax benefits relating to uncertain tax positions:

(dollars in thousands)	Year Ended December 31,
	2025	2024	2023
Beginning balance	$12,677	$8,399	$4,784
Increases related to tax positions related to the current period	4,684	4,278	3,615
Decreases related to the lapse of applicable statute of limitations	(858)	—	—
Ending Balance	$16,503	$12,677	$8,399
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
December 31, 2025
12. EARNINGS PER SHARE
The table below presents the treatment for basic and diluted earnings per share for the Registrant’s outstanding instruments, as well as the treatment for diluted earnings per share for the Blue Owl Operating Group’s outstanding instruments. Instruments that could potentially dilute the earnings are included in the calculation only if they would have a dilutive effect.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Included	Included
Unvested RSUs	Excluded	Treasury stock method
Warrants(2)	Excluded	Treasury stock method
Compensation-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Contingent consideration-classified Wellfleet Earnout Shares(3)	Excluded	Excluded
Prima Earnouts - portion payable in Class A Shares(4)	Contingently issuable shares	Contingently issuable shares
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(5)	n/a	If-converted method
Unvested Incentive Units(5)	n/a	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Oak Street Earnout Units(6)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Prima Earnouts - portion payable in Common Units(4)	n/a	Contingently issuable shares - If-converted method
Compensation-classified Atalaya Earnouts(7)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Contingent consideration-classified Atalaya Earnouts(7)	n/a	Contingently issuable shares - If-converted method
Services Agreement-related Incentive Units(8)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
IPI Subsequent Payment(9)	n/a	Contingently issuable shares - If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 11,386,999, 11,699,282 and 11,222,103 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)The treasury stock method for warrants, which are carried at fair value, includes adjusting the numerator for changes in fair value impacting net income attributable to Blue Owl Capital Inc. for the period.
(3)During the second quarter of 2023, the Company modified the Wellfleet Earnout Shares arrangement such that settlement of the Wellfleet Earnout Shares would be in cash at each payment date. As a result of the modification, the Wellfleet Earnout Shares are excluded from basic and diluted earnings per share for the years ended December 31, 2024 and 2023.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
(4)As of December 31, 2025, the Prima Triggering Event (defined in Note 3) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the year ended December 31, 2025. Had December 31, 2025 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the year ended December 31, 2025.
(5)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.
(6)The First Oak Street Earnouts and the Second Oak Street Earnouts were settled in Common Units during the three months ended March 31, 2023 and 2024, respectively. As of December 31, 2023, the Oak Street triggering event with respect to the Second Oak Street Earnouts had not occurred. Had December 31, 2023 been the end of the contingency period for the Second Oak Street Earnouts, the Oak Street triggering event would have occurred, and therefore the Second Oak Street Earnouts have been included in the calculation of diluted earnings per share for the year ended December 31, 2023.
(7)As of December 31, 2025, the Atalaya Triggering Event (defined in Note 3) with respect to the Atalaya Earnouts had not occurred. Had December 31, 2025 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the year ended December 31, 2025.
(8)As of December 31, 2025, the contingencies related to the Services Agreement payments have not yet been resolved. Had December 31, 2025 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the year ended December 31, 2025.
(9)As of December 31, 2025, the contingencies related to the IPI Subsequent Payment have been resolved, as the related Common Units were issued during the three months ended June 30, 2025, and therefore the Common Units related to the IPI Subsequent Payment have been included in the calculation of diluted earnings per share as of the beginning of the period in which the conditions were satisfied.

Year Ended December 31, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$78,833	654,785,946	$0.12
Effect of dilutive securities:
Unvested RSUs	—	6,211,286		—
Vested Common Units	—	—		906,623,070
Vested Incentive Units	—	—		9,043,080
Unvested Incentive Units	—	—		20,482,470
IPI Subsequent Payment	(10,496)	887,882		—
Diluted	$68,337	661,885,114	$0.10

Year Ended December 31, 2024	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$109,584	549,005,214	$0.20
Effect of dilutive securities:
Unvested RSUs	—	9,420,939		—
Warrants	—	—		4,207,650
Vested Common Units	—	—		919,201,273
Vested Incentive Units	—	—		8,373,268
Unvested Incentive Units	—	—		22,817,514
Diluted	$109,584	558,426,153	$0.20

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025

Year Ended December 31, 2023	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$54,343	463,233,832	$0.12
Effect of dilutive securities:
Unvested RSUs	—	4,983,668		—
Warrants	(4,584)	232,558		—
Vested Common Units	—	—		956,118,687
Vested Incentive Units	—	—		8,488,003
Unvested Incentive Units	—	—		24,949,429
Oak Street Earnout Units	—	9,558,857		—
Diluted	$49,759	478,008,915	$0.10
13. RELATED PARTY TRANSACTIONS
The majority of the Company’s revenues, including substantially all management fees and certain administrative, transaction and other fees, are earned from the products it manages, which are related parties of the Company.
The Company also has arrangements in place with products that it manages, whereby certain costs are initially paid by the Company and subsequently are reimbursed by the products. These amounts are included within due from related parties in the Company’s consolidated statements of financial condition.

(dollars in thousands)	December 31, 2025	December 31, 2024
Management fees	$430,539	$349,704
Performance revenues	1,381	1,672
Administrative fees	111,690	67,920
Other expenses paid on behalf of the Company’s products and other related parties	150,446	129,434
Due from Related Parties	$694,056	$548,730
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $110.4 million, $100.7 million and $74.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $123.2 million, $81.6 million and $46.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $5.3 million, $(9.6) million and $(5.8) million for the years ended December 31, 2025, 2024 and 2023, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company in accordance with applicable policies and procedures to the extent that such reimbursement is eligible under such product’s agreements. The Company does not bear any operating, personnel or maintenance costs associated with the aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $6.2 million, $3.4 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, which was amended in October 2025 to extend the maturity date by one year, allowing the product to borrow from the Company up to an aggregate of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2027. As of December 31, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.6 million of interest income for the year ended December 31, 2025. As of December 31, 2024, $7.5 million was outstanding under this promissory note and the Company recorded $0.7 million of interest income for the year ended December 31, 2024.
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025 and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and will recognize the discount as interest income over the two-year deferred payment period. As a result of the sale and discount on the receivable, the Company recognized a loss of $4.9 million for the year ended December 31, 2024. As of December 31, 2025,$20.3 million was outstanding under this deferred purchase price receivable, and the Company recorded $2.0 million of interest income for the year ended December 31, 2025.
14. SUBSEQUENT EVENTS
Dividend
On February 5, 2026, the Company announced a cash dividend of $0.225 per Class A Share. The dividend is payable on March 2, 2026, to holders of record as of the close of business on February 20, 2026.