Form 10-Q
period 2026-03-31
BLUE OWL CAPITAL INC.
filed 2026-05-01
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2026
Class A common stock, par value $0.0001	675,802,413
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	578,948,693
Class D common stock, par value $0.0001	304,299,203

DEFINED TERMS

Annual Report	Refers to our annual report for the year ended December 31, 2025, filed with the SEC on Form 10-K on February 19, 2026.

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended (the “Investment Company Act”): Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (NYSE: OTF) (“OTF”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”), until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”) and, until March 24, 2025, Blue Owl Technology Finance Corp. II (“OTF II”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in Blue Owl Holdings.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to Blue Owl Holdings and its consolidated subsidiaries.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes (i) our direct lending strategy, which offers private credit solutions to primarily upper-middle-market companies through differentiated access points; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (iv) liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees and/or FRE performance revenues are earned. For our Regulated Products, FPAUM is generally equal to total assets (including assets acquired with debt but excluding cash). For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees thereon. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For Real Assets, FPAUM is generally equal to a combination of capital commitments, the cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products, FPAUM is based on NAV, market value or statutory book value. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our Regulated Products, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REITs”).

OWLCX	Refers to Blue Owl Alternative Credit Fund, a non-diversified, closed-end management investment company registered under the Investment Company Act that is operated as an “interval fund.”

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs, OWLCX and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Managers	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

Real Assets	Refers, unless context indicates otherwise, to our Real Assets platform that includes our net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; real estate credit, which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing, and operating data centers and related digital infrastructure assets.

Registrant	Refers to Blue Owl Capital Inc.

our Regulated Products	Refers to our BDCs and OWLCX.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, Blue Owl Holdings, Blue Owl Capital Carry LP (solely for purposes of Section 7.18(b) thereof) and each of the Partners (as defined therein) party thereto.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Part II Other Information—Item 1A. Risk Factors” and “Part I Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part II Other Information — Item 1A. Risk Factors.”
Overview

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net Income Attributable to Blue Owl Capital Inc.	$15,542	$7,430

Fee-Related Earnings(1)	$393,626	$345,391

Distributable Earnings(1)	$292,542	$262,516
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $314.9 billion FPAUM: $188.4 billion

Credit AUM: $159.2 billion FPAUM: $98.9 billion	Real Assets AUM: $85.1 billion FPAUM: $49.8 billion	GP Strategic Capital AUM: $70.6 billion FPAUM: $39.7 billion

Direct Lending AUM: $115.1 billion FPAUM: $62.5 billion	Net Lease AUM: $50.0 billion FPAUM: $22.4 billion	GP Minority Stakes AUM: $66.6 billion FPAUM: $37.8 billion
Alternative Credit AUM: $14.7 billion FPAUM: $9.0 billion	Real Estate Credit AUM: $17.4 billion FPAUM: $15.1 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.5 billion
Investment Grade Credit AUM: $19.3 billion FPAUM: $18.6 billion	Digital Infrastructure AUM: $17.7 billion FPAUM: $12.3 billion	Professional Sports Minority Stakes AUM: $1.2 billion FPAUM: $0.5 billion
Liquid Credit AUM: $6.0 billion FPAUM: $5.6 billion
Other AUM: $4.0 billion FPAUM: $3.1 billion

All amounts shown as of March 31, 2026, totals may not sum due to rounding.

As of March 31, 2026, our AUM was $314.9 billion, which included $188.4 billion of FPAUM. As of March 31, 2026, we had $29.9 billion in AUM not yet paying fees, providing approximately $349 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with significant dispersion across equity markets, spread widening in fixed income markets, and outsized moves in commodities as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points from December 31, 2025 and experienced a peak to trough range of nearly 50 basis points during the first quarter of 2026. The CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025.
We operate three differentiated platforms at scale across Credit, Real Assets and GP Strategic Capital. AUM of $315 billion grew 15% year over year, with growth across each platform. Over the last twelve months, approximately 85% of our GAAP and FRE management fees were generated by Permanent Capital.
During the first quarter of 2026, we experienced more modest inflows and higher redemption requests in certain Blue Owl managed non-traded BDCs, driven by heightened focus on private credit. More broadly, capital raising during the first quarter of 2026 was diversified across asset classes, strategies and channels, resulting in $11.0 billion of new capital commitments during the first quarter of 2026 and $56.6 billion over the last twelve months. We ended the first quarter of 2026 with substantial available capital to deploy, reporting $29.9 billion of AUM not yet paying fees.
In Credit, the environment was characterized by tighter spreads and muted sponsor M&A activity, resulting in gross deployment of $6.8 billion for direct lending and $2.8 billion across our other Credit strategies. We continue to monitor key performance indicators across our direct lending strategy, and underlying portfolio company growth has remained healthy. In the first quarter, we held final closes at above their targets for both our inaugural GP-led secondaries and our alternative credit opportunities products.
Across Blue Owl’s Real Assets platform, we continue to find attractive ways to partner with investment grade companies, building, financing and owning their most mission critical assets. The appetite for data centers and build-to-suit net lease projects has continued to grow meaningfully as a result of cloud computing, AI, and reshoring demand, with pipelines near record levels across net lease and digital infrastructure. Investors continue to commit significant capital to these strategies, reflecting increasing demand for Real Assets strategies industry-wide and interest in Blue Owl’s differentiated capabilities.
In GP Strategic Capital, we continue to focus on generating attractive and income-driven returns for our fund investors, with an increasing emphasis on distributions paid in. During the first quarter of 2026, our GP Strategic Capital product made an investment into Atlas Holdings, a leading investment platform with a differentiated owner operator model within the industrial, manufacturing and distribution space, and we see a strengthening pipeline of deployment as a result of the current market landscape.
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
As of March 31, 2026, assets under management related to us, our executives and other employees totaled approximately $6.2 billion (including $2.9 billion related to accrued carried interest). A portion of these assets under management are not charged fees.

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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $349 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of March 31, 2026, totals may not sum due to rounding.

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

Management Fees
Three Months Ended March 31, 2026

8%
8%
84%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

Changes in AUM

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$157,757	$80,604	$69,071	$307,432	$135,710	$49,374	$66,035	$251,119
Acquisitions	—	—	—	—	—	14,206	—	14,206
New capital raised	4,068	4,033	900	9,001	3,970	2,153	558	6,681
Change in debt	742	1,291	—	2,033	1,353	1,405	—	2,758
Distributions	(4,258)	(984)	(785)	(6,027)	(2,666)	(477)	(202)	(3,345)
Change in value / other	930	136	1,422	2,488	872	401	577	1,850
Ending Balance	$159,239	$85,080	$70,608	$314,927	$139,239	$67,062	$66,968	$273,269
Credit. The increase in AUM for the three months ended March 31, 2026 was driven by the following:
•$4.1 billion of new capital raised, primarily driven by $2.3 billion in direct lending products reflecting continued private wealth fundraising in OCIC and OTIC, as well as new and existing products across the strategy, $0.6 billion in alternative credit products and $0.6 billion in strategic equity products.
•$0.7 billion of additional net debt commitments, primarily in direct lending, as we continue to opportunistically manage leverage in our BDCs.
•$4.3 billion of distributions, which primarily relates to distributions paid from our BDCs, alternative credit products and investment grade credit products, as well as $1.2 billion of redemptions from non-traded BDCs.
•$0.9 billion of overall appreciation, primarily in our alternative credit strategy.
Real Assets. The increase in AUM for the three months ended March 31, 2026 was driven by new capital raised of $4.0 billion across various products, primarily in our seventh vintage net lease product, Blue Owl Real Estate Net Lease Trust (“ORENT”), our net lease REIT and our real estate credit products, as well as $1.3 billion of additional net debt commitments, primarily in our sixth vintage net lease product and ORENT, partially offset by distributions of $1.0 billion, primarily in our net lease strategy.

GP Strategic Capital. The increase in AUM for the three months ended March 31, 2026 was driven by appreciation of $1.4 billion, primarily in our GP minority stakes strategy, and new capital raised of $0.9 billion, primarily in our GP minority stakes strategy, including our sixth vintage product and co-investment vehicles, partially offset by distributions of $0.8 billion in our GP minority stakes strategy.
Changes in FPAUM

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$99,486	$48,752	$39,497	$187,735	$90,957	$31,500	$37,337	$159,794
Acquisitions	—	—	—	—	—	10,723	—	10,723
New capital raised / deployed	2,684	2,146	621	5,451	3,358	1,818	557	5,733
Fee basis step down	—	(250)	—	(250)	—	—	—	—
Distributions	(3,445)	(673)	(375)	(4,493)	(2,015)	(477)	(127)	(2,619)
Change in value / other	125	(139)	(19)	(33)	590	356	55	1,001
Ending Balance	$98,850	$49,836	$39,724	$188,410	$92,890	$43,920	$37,822	$174,632
Credit. The decrease in FPAUM for the three months ended March 31, 2026 was driven by the following:
•$2.7 billion offsetting increase in new capital raised, primarily driven by $1.1 billion in alternative credit products, $0.6 billion in strategic equity products and $0.5 billion in investment grade credit products.
•$3.4 billion of distributions, which primarily relate to distributions paid from our BDCs, and $1.2 billion of redemptions from non-traded BDCs.
Real Assets. The increase in FPAUM for the three months ended March 31, 2026 was driven by capital raised and deployed of $2.1 billion, primarily in ORENT, our real estate credit products and our seventh vintage net lease product, partially offset by distributions of $0.7 billion, primarily in our net lease strategy and a $0.3 billion fee step down from a prior vintage net lease product.
GP Strategic Capital. The increase in FPAUM for the three months ended March 31, 2026 was driven by new capital raised of $0.6 billion primarily in our GP minority stakes strategy, including our sixth vintage product, partially offset by distributions of $0.4 billion, primarily in our GP minority stakes strategy.

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Products presented herein represent products that meet certain quantitative and qualitative criteria that management uses to evaluate each product’s contribution to the overall financial performance of Blue Owl, as a whole. The performance information of our products reflected is not indicative of Blue Owl’s performance. Additionally, the nature of a product's performance itself is not considered in determining whether a product should be included in the tables below. An investment in Blue Owl is not an investment in any of our products. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these products or our other existing and future products will achieve similar returns. Multiple of invested capital (“MoIC”) and internal rate of return (“IRR”) data has not been presented for products that have been deploying capital for less than two years as such information is generally not meaningful (“NM”).
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (3)	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Direct Lending (1)
Blue Owl Capital Corporation	2016	$20,565	$7,587	$7,587	$4,493	$7,397	$11,890	1.83x	1.57x	13.8%	9.7%
Blue Owl Credit Income Corp.	2020	$44,215	$23,118	$19,891	$3,978	$19,760	$23,738	1.25x	1.19x	12.5%	9.7%
Blue Owl Technology Finance Corp.	2018	$16,609	$7,682	$7,682	$1,656	$8,042	$9,698	1.32x	1.26x	12.9%	9.5%
Blue Owl Technology Income Corp.	2022	$7,748	$4,255	$3,531	$725	$3,580	$4,305	1.27x	1.22x	12.8%	10.2%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (2)	2021	$1,770	$1,849	$1,711	$564	$1,898	$2,462	1.49x	1.44x	17.7%	13.3%

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
(3)Includes reinvested dividends and share repurchases, if applicable.
(4)Invested capital includes capital calls, reinvested dividends, periodic investor closes and tender offers, as applicable.
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
(10)Net IRRs are calculated consistent with gross IRRs, but after giving effect to management fees (including Part I Fees) and Part II Fees, as applicable. An individual investor’s IRR may differ from the reported IRR based on the timing of capital transactions.

Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Net Lease
Blue Owl Real Estate Fund IV	2017	$591	$1,250	$1,239	$1,565	$255	$1,820	1.54x	1.47x	17.4%	14.9%
Blue Owl Real Estate Net Lease Property Fund	2019	$7,348	$5,271	$4,871	$2,463	$3,489	$5,952	1.24x	1.22x	8.1%	7.1%
Blue Owl Real Estate Fund V	2020	$4,043	$2,500	$2,500	$1,160	$2,107	$3,267	1.40x	1.31x	12.7%	9.7%
Blue Owl Real Estate Net Lease Trust (1)	2022	$13,378	$8,610	$8,610	$783	$8,005	$8,788	NM	NM	NM	NM
Blue Owl Real Estate Fund VI	2022	$8,457	$5,163	$3,393	$280	$3,898	$4,178	1.32x	1.23x	24.2%	17.7%
Digital Infrastructure (2)
Blue Owl Digital Infrastructure Fund I (3)	2016	NM	$1,484	$1,804	$2,954	$98	$3,052	1.82x	1.69x	15.5%	11.7%
Blue Owl Digital Infrastructure Fund II	2020	$5,090	$3,805	$3,494	$28	$4,751	$4,779	1.44x	1.37x	11.6%	8.3%
Blue Owl Digital Infrastructure Fund III	2022	$7,935	$7,170	$4,331	$—	$5,096	$5,096	1.26x	1.18x	28.9%	12.4%

(1)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total net return to be a useful measure of the overall investment performance for this product. Total net return was 8.8%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
(2)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag.
(3)Information presented in the AUM column for this vehicle is not meaningful as the product was fully realized during fiscal year 2025.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes III	2015	$9,505	$5,318	$3,292	$4,588	$5,286	$9,874	3.79x	3.00x	28.0%	21.6%
Blue Owl GP Stakes IV	2018	$15,005	$9,041	$6,621	$7,860	$7,177	$15,037	2.81x	2.27x	50.4%	33.5%
Blue Owl GP Stakes V	2020	$14,531	$12,852	$7,381	$2,948	$5,867	$8,815	1.39x	1.19x	22.9%	10.7%

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

GAAP Results of Operations Analysis
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change
Revenues
Management and other fees, net (includes Part I Fees of $138,028 and $132,556)	$747,746	$677,174	$70,572
Performance revenues	6,065	6,312	(247)
Total Revenues, Net	753,811	683,486	70,325
Expenses
Compensation and benefits	375,874	325,940	49,934
Amortization of intangible assets	84,538	89,473	(4,935)
General, administrative and other expenses	183,910	190,779	(6,869)
Total Expenses	644,322	606,192	38,130
Other Loss
Net gains (losses) on investments	4,755	(7,700)	12,455
Interest and dividend income	11,765	11,230	535
Interest expense	(43,881)	(38,524)	(5,357)
Change in TRA liability	(2,395)	(4,276)	1,881
Change in earnout liability	16,100	2,318	13,782
Total Other Loss	(13,656)	(36,952)	23,296
Income Before Income Taxes	95,833	40,342	55,491
Income tax expense	16,240	3,672	12,568
Consolidated Net Income	79,593	36,670	42,923
Net income attributable to noncontrolling interests	(64,051)	(29,240)	(34,811)
Net Income Attributable to Blue Owl Capital Inc.	$15,542	$7,430	$8,112
Revenues, Net
Management and Other Fees, Net. The increase in management and other fees is due to increases of $59.7 million from management fees, and $21.8 million from administrative, transaction and other fees, partially offset by an increase of $10.9 million in fee offsets. Fee offsets refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $52.1 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products, including management fees from alternative credit products which increased $9.2 million.
•Real Assets increased $2.7 million, primarily due to higher management fees of $18.5 million driven by continued fundraising and capital deployment within new and existing Real Assets products, particularly ORENT, partially offset by the change in management fees related to digital infrastructure products which reflects $21.0 million of catch-up fees related to the IPI Acquisition during the first quarter of 2025.
•GP Strategic Capital increased $4.9 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by fee step downs from prior vintage GP minority stakes products.

The increase in administrative, transaction and other fees was driven primarily by the following:
•$9.8 million increase in fee income earned for services provided to portfolio companies.
•$7.2 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$4.8 million increase in dealer manager revenues, primarily due to growth in sales of net lease products.
The increase in fee offsets of $10.9 million was driven by alternative credit and digital infrastructure products.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased, primarily due to the following:
•$17.8 million increase in amortization primarily related to recurring annual equity grants, driven by additional grants made during the fourth quarter of 2025 in connection with year-end bonus compensation.
•$16.9 million increase, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
•$15.3 million increase in amortization primarily related to acquisition-related equity compensation, driven by the Atalaya Earnouts. See Note 3 to the financial statements in our Annual Report for additional information.
General, Administrative and Other Expenses. General, administrative and other expenses decreased, primarily driven by the following:
•$25.8 million decrease in Transaction Expenses (as defined below) primarily driven by expenses in the first quarter of 2025 due to the IPI Acquisition, as well as the mergers of certain of our BDCs.
•$7.2 million decrease related to the Services Agreement, which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$9.6 million offsetting increase related to expense support for certain products that we manage.
•$4.6 million offsetting increase related to dealer manager expenses, primarily due to growth in the distribution of Blue Owl Digital Infrastructure Trust and ORENT.
•$11.9 million offsetting increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, and professional fees, driven by our continued growth.
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
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income due to the drivers discussed above. The Common Units represented an approximately 56% weighted average economic interest in the Blue Owl Operating Group for the three months ended March 31, 2026.

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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in Blue Owl Holdings; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings (“DE”); amortization of acquisition-related earnouts and transaction bonuses; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction expenses are expenses incurred in connection with acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions (“Transaction Expenses”). FRE revenues also exclude the portion of IPI catch-up fees earned that relate to periods prior to the closing of the IPI Acquisition, as such amounts are payable as contingent consideration to the sellers. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact to our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, DE performance revenues and related compensation, interest and dividend income, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Common Units and Incentive Units for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results in assessing the amount of earnings available for distribution.
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

Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change
FRE revenues	$699,883	$620,192	$79,691
FRE expenses	291,153	265,205	25,948
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(15,104)	(9,596)	(5,508)
Fee-Related Earnings	$393,626	$345,391	$48,235
Distributable Earnings	$292,542	$262,516	$30,026
FRE Margin	58.4%	57.2%
Fee-Related Earnings and Distributable Earnings for the three months ended March 31, 2026 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change
Credit Platform
Direct lending	$337,468	$299,089	$38,379
Alternative credit	30,370	21,185	9,185
Investment grade credit	17,803	16,687	1,116
Liquid credit	4,752	7,480	(2,728)
Other	16,062	9,933	6,129
Management Fees(1)	406,455	354,374	52,081
Administrative, transaction and other fees	21,135	17,550	3,585
Fee offsets(2)	(7,356)	—	(7,356)
Total FRE Management and Other Fees, Net	420,234	371,924	48,310
FRE performance revenues	729	850	(121)
FRE Revenues - Credit Platform	420,963	372,774	48,189

Real Assets Platform
Net lease	65,379	46,836	18,543
Real estate credit	11,942	10,381	1,561
Digital infrastructure	34,809	32,914	1,895
Management Fees	112,130	90,131	21,999
Administrative, transaction and other fees	7,490	595	6,895
Fee offsets(2)	(3,516)	—	(3,516)
Total FRE Management and Other Fees, Net	116,104	90,726	25,378
FRE performance revenues	3,950	3,205	745
FRE Revenues - Real Assets Platform	120,054	93,931	26,123

GP Strategic Capital Platform
GP minority stakes	150,340	148,443	1,897
GP debt financing	4,798	2,392	2,406
Professional sports minority stakes	1,165	643	522
Management Fees(3)	156,303	151,478	4,825
Administrative, transaction and other fees	2,563	2,009	554
Total FRE Management and Other Fees, Net	158,866	153,487	5,379
FRE Revenues - GP Strategic Capital Platform	158,866	153,487	5,379
Total FRE Revenues	$699,883	$620,192	$79,691

(1)Includes $7.5 million and $1.7 million of catch-up fees for the three months ended March 31, 2026 and 2025, respectively.
(2)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
(3)Includes $0.3 million and $0.4 million of catch-up fees for the three months ended March 31, 2026 and 2025, respectively.
Management Fees. For the three months ended March 31, 2026, the increase in management fees was primarily driven by the following:
•Credit increased $52.1 million, primarily due to continued fundraising and deployment of capital within new and existing direct lending products, including management fees from alternative credit products which increased $9.2 million.
•Real Assets increased $22.0 million, driven by continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.

FRE Administrative, Transaction and Other Fees. For the three months ended March 31, 2026, the increase in FRE administrative, transaction and other fees was driven primarily by an increase of $11.0 million in fee income earned for services provided to portfolio companies.
Fee offsets. The increase in fee offsets was driven by alternative credit and digital infrastructure products.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change
FRE compensation and benefits	$201,347	$187,922	$13,425
FRE general, administrative and other expenses	89,806	77,283	12,523
Total FRE Expenses	$291,153	$265,205	$25,948
FRE Compensation and Benefits. For the three months ended March 31, 2026, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended March 31, 2026, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, reflecting our increased headcount due to our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP Net Income Attributable to Class A Shares	$15,542	$7,430
Net income attributable to noncontrolling interests	64,051	29,240
Income tax expense	16,240	3,672
GAAP Income Before Income Taxes	95,833	40,342
Strategic Revenue-Share Purchase consideration amortization	11,044	11,116
DE performance revenues	(1,386)	(2,257)
DE performance revenues compensation	1,178	1,918
IPI Acquisition-related catch-up fees payable to sellers	—	(19,319)
Equity-based compensation - other	92,983	75,192
Equity-based compensation - acquisition-related	85,686	82,999
Equity-based compensation - Business Combination grants	16,853	11,485
Acquisition-related cash amortization	979	2,629
Capital-related compensation	303	1,201
Amortization of intangible assets	84,538	89,473
Transaction Expenses	(588)	25,186
Expense support	7,651	(1,930)
Net gains (losses) on investments	(4,755)	7,700
Change in TRA liability	2,395	4,276
Change in earnout liability	(16,100)	(2,318)
Interest and dividend income	(11,765)	(11,230)
Interest expense	43,881	38,524
Fee-Related Earnings Before Noncontrolling Interests	408,730	354,987
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(15,104)	(9,596)
Fee-Related Earnings	393,626	345,391
DE performance revenues	1,386	2,257
DE performance revenues compensation	(1,178)	(1,918)
Interest and dividend income	11,765	11,230
Interest expense	(43,881)	(38,524)
Taxes and TRA payments	(69,176)	(55,920)
Distributable Earnings	$292,542	$262,516

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP Management Fees	$663,844	$604,186
Strategic Revenue-Share Purchase consideration amortization	11,044	11,116
IPI Acquisition-related catch-up fees payable to sellers	—	(19,319)
FRE Management Fees	$674,888	$595,983

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP Administrative, Transaction, and Other Fees	$94,774	$72,988
Reimbursed expenses	(63,586)	(52,834)
FRE Administrative, Transaction and Other Fees	$31,188	$20,154

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Performance Revenues	$6,065	$6,312
DE performance revenues	(1,386)	(2,257)
FRE Performance Revenues	$4,679	$4,055

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP Revenues	$753,811	$683,486
Strategic Revenue-Share Purchase consideration amortization	11,044	11,116
DE performance revenues	(1,386)	(2,257)
IPI Acquisition-related catch-up fees payable to sellers	—	(19,319)
Reimbursed expenses	(63,586)	(52,834)
FRE Revenues	$699,883	$620,192

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP Compensation and Benefits	$375,874	$325,940
DE performance revenues compensation	(1,178)	(1,918)
Equity-based compensation - other	(92,983)	(75,192)
Equity-based compensation - acquisition-related	(31,401)	(21,501)
Equity-based compensation - Business Combination grants	(16,853)	(11,485)
Acquisition-related cash amortization	(979)	(2,629)
Capital-related compensation	(303)	(1,201)
Reimbursed expenses	(30,830)	(24,092)
FRE Compensation and Benefits	$201,347	$187,922

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP General, Administrative and Other Expenses	$183,910	$190,779
Equity-based compensation - acquisition-related	(54,285)	(61,498)
Transaction Expenses	588	(25,186)
Expense support	(7,651)	1,930
Reimbursed expenses	(32,756)	(28,742)
FRE General, Administrative and Other Expenses	$89,806	$77,283

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Income Before Income Taxes	$95,833	$40,342
GAAP Revenues	$753,811	$683,486
GAAP Margin	12.7%	5.9%

Fee-Related Earnings Before Noncontrolling Interests	$408,730	$354,987
FRE Revenues	$699,883	$620,192
FRE Margin	58.4%	57.2%

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
We ended the first quarter of 2026 with $190.5 million of cash and cash equivalents and approximately $1.1 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of March 31, 2026, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $1.360 billion outstanding under our Revolving Credit Facility as of March 31, 2026. As of May 1, 2026, $940.0 million was outstanding under the Revolving Credit Facility.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of March 31, 2026, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Holdings assets, we expect to pay approximately $1.7 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.

Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The obligation to make payments under the TRA is an obligation of Blue Owl GP, and any other corporate taxpaying entities that in the future may hold GP Units (as defined in Note 1 to our Financial Statements) and not of Blue Owl Holdings. We may need to incur debt to finance payments under the TRA to the extent Blue Owl Holdings does not distribute cash to the Registrant or Blue Owl GP in an amount sufficient to meet our obligations under the TRA.
The actual increase in tax basis of the assets of Blue Owl Holdings resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount of our taxable income will impact the timing of payments to be made under the TRA. To the extent that we do not have sufficient taxable income in a particular taxable year to utilize the amortization deductions available as a result of the increased tax basis of the assets of Blue Owl Holdings, payments required under the TRA for such taxable year would be reduced (absent a change of control or other circumstances requiring an early termination payment).
•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the assets of Blue Owl Holdings resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
•The composition of the assets of Blue Owl Holdings at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount and timing of future payments under the TRA resulting from any future exchanges.
•The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the assets of Blue Owl Holdings as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the TRA.
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
Share Repurchases and RSUs Withheld for Tax Withholding
In February 2025, Blue Owl’s Board authorized the 2025 Program. Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 1,710,117 Class A Shares, for an aggregate of $25.0 million, under the 2025 Program during the three months ended March 31, 2026.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three months ended March 31, 2026, 2,599,536 RSUs with a fair value of $32.0 million were withheld to satisfy tax withholding obligations.

Earnout Liability
The KAM Earnouts are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event with respect to the KAM Earnouts, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. For additional information on these earnout liabilities, see Note 3 to the financial statements in our Annual Report.
The Prima Earnouts and Atalaya Earnouts (each as defined in Note 3 to the financial statements in our Annual Report) are payable in Class A Shares or Common Units. As we approach each triggering event, we generally would expect the respective liabilities to increase due to the passage of time and the achievement of certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations.
The earnout liability related to the IPI Acquisition, including the IPI Subsequent Payment (as defined in Note 3 to the financial statements in our Annual Report), was settled during the second quarter of 2025. For additional information on these earnout liabilities, see Note 1 and Note 3 to the Financial Statements.
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for a given year, which will be reassessed on an annual basis. For the first quarter of 2026, we declared a dividend of $0.23 to shareholders of record as of the close of business on May 13, 2026, which will be paid on May 27, 2026. We set the target annual dividend for fiscal year 2026 at $0.92 per Class A Share (representing a fixed quarterly dividend of $0.23 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.
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
Cash Flows Analysis

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$102,808	$17,586	$85,222
Investing activities	(27,100)	(197,023)	169,923
Financing activities	(79,763)	124,966	(204,729)
Net Change in Cash and Cash Equivalents	$(4,055)	$(54,471)	$50,416
Operating Activities. Our net cash flows from operating activities are generally comprised of management fees, less cash used for operating expenses, including interest paid on our debt obligations. One of our largest operating cash outflows generally relates to year-end bonuses, which are generally paid out during the first quarter of the year following the year in which the expense was incurred (e.g., 2025 year-end bonuses were paid out during the first quarter of 2026).
Net cash flows from operating activities increased from the prior year period due to higher management fees, partially offset by higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.
Net cash flows from operating activities for the three months ended March 31, 2025 decreased from the prior year period due to higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year, partially offset by higher management fees.
Investing Activities. Cash flows from investing activities for the three months ended March 31, 2026 were primarily related to investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Cash flows from investing activities for the three months ended March 31, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Financing Activities. Cash flows from financing activities for the three months ended March 31, 2026 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance working capital needs and general corporate purposes. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as withholdings on vested RSUs and amounts paid under the TRA.
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
Preferred Equity Investment
We have elected the fair value option on our preferred equity investment. The valuation of the preferred equity investment considers our best estimate of future cash flow, including timing of repayment, which is discounted considering the risk-free rate and credit assumptions related to the underlying issuer. A decrease in the expected cash flows or increase in the discount rate assumptions would result in a decrease in the fair value of the preferred equity investment, which would have a corresponding negative impact on our GAAP results of operations. These assumptions require a significant amount of judgment and could have a material impact on the valuation. See Note 4 to our Financial Statements for additional details.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the three months ended March 31, 2026, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
Jan 1, 2026 - Jan 31, 2026	1,710,117	$14.60	1,710,117	$71,306
Feb 1, 2026 - Feb 28, 2026	—	$—	—	$71,306
Mar 1, 2026 - Mar 31, 2026	—	$—	—	$71,306
Total	1,710,117		1,710,117

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements

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

Date: May 1, 2026	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$190,457	$194,512
Due from related parties	706,156	694,056
Investments (includes $379,009 and $358,153 at fair value and $176,112 and $162,747 of investments in the Company’s products, respectively)	511,030	484,389
Operating lease assets	449,113	456,204
Strategic Revenue-Share Purchase consideration, net	318,163	329,207
Deferred tax assets	1,422,365	1,413,528
Intangible assets, net	2,804,262	2,888,800
Goodwill	5,624,469	5,624,469
Other assets, net	388,710	382,519
Total Assets	$12,414,725	$12,467,684
Liabilities
Debt obligations, net	$3,825,829	$3,324,426
Accrued compensation	289,625	525,550
Operating lease liabilities	530,689	538,147
TRA liability (includes $95,748 and $106,793 at fair value, respectively)	1,612,609	1,658,999
Earnout liability, at fair value	147,600	163,700
Deferred tax liabilities	40,106	39,663
Accounts payable, accrued expenses and other liabilities	180,659	163,000
Total Liabilities	6,627,117	6,413,485
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 675,802,413 and 667,278,210 issued and outstanding, respectively	68	67
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 578,948,693 and 584,552,295 issued and outstanding, respectively	58	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 304,299,203 and 304,449,203 issued and outstanding, respectively	30	30
Additional paid-in capital	3,843,448	3,812,770
Accumulated deficit	(1,744,454)	(1,609,455)
Accumulated other comprehensive income	474	1,892
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	2,099,624	2,205,362
Stockholders’ equity attributable to noncontrolling interests	3,687,984	3,848,837
Total Stockholders’ Equity	5,787,608	6,054,199
Total Liabilities and Stockholders’ Equity	$12,414,725	$12,467,684
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Revenues
Management and other fees, net (includes Part I Fees of $138,028 and $132,556, respectively)	$747,746	$677,174
Performance revenues	6,065	6,312
Total Revenues, Net	753,811	683,486
Expenses
Compensation and benefits	375,874	325,940
Amortization of intangible assets	84,538	89,473
General, administrative and other expenses	183,910	190,779
Total Expenses	644,322	606,192
Other Loss
Net gains (losses) on investments	4,755	(7,700)
Interest and dividend income	11,765	11,230
Interest expense	(43,881)	(38,524)
Change in TRA liability	(2,395)	(4,276)
Change in earnout liability	16,100	2,318
Total Other Loss	(13,656)	(36,952)
Income Before Income Taxes	95,833	40,342
Income tax expense	16,240	3,672
Consolidated Net Income	79,593	36,670
Net income attributable to noncontrolling interests	(64,051)	(29,240)
Net Income Attributable to Blue Owl Capital Inc.	$15,542	$7,430

Earnings per Class A Share
Basic	$0.02	$0.01
Diluted	$0.02	$0.00
Weighted-Average Class A Shares
Basic(1)	680,422,783	625,854,106
Diluted	681,072,472	638,492,523

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Consolidated Net Income	$79,593	$36,670
Other comprehensive loss - cash flow hedges, net of tax	(3,150)	—
Comprehensive Income	76,443	36,670
Comprehensive income attributable to noncontrolling interests	(62,319)	(29,240)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$14,124	$7,430
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Class A Shares Par Value
Beginning balance	$67	$61
Share exchanges	1	2
Ending Balance	$68	$63

Class C Shares Par Value
Beginning balance	$58	$58
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	4
Share exchanges	(1)	(1)
Shares delivered on vested Common Units	1	—
Ending Balance	$58	$61

Class D Shares Par Value
Beginning balance	$30	$31
Ending Balance	$30	$31

Additional Paid-in Capital
Beginning balance	$3,812,770	$3,269,239
Deferred taxes on capital transactions	19,560	19,011
TRA liability on capital transactions	(16,014)	(79,507)
Equity-based compensation	18,510	14,572
Withholding taxes on vested RSUs	(12,543)	(19,957)
Class A Share repurchases	(25,000)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	46,165	376,234
Ending Balance	$3,843,448	$3,579,592

Accumulated Deficit
Beginning balance	$(1,609,455)	$(1,141,631)
Cash dividends declared on Class A Shares	(150,541)	(110,010)
Net income attributable to Blue Owl Capital Inc.	15,542	7,430
Ending Balance	$(1,744,454)	$(1,244,211)

Accumulated Other Comprehensive Income
Beginning balance	$1,892	$—
Other comprehensive loss attributable to Blue Owl Capital Inc.	(1,418)	—
Ending Balance	$474	$—
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$2,099,624	$2,335,536

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,848,837	$3,678,278
Equity-based compensation	152,696	131,681
Contributions	2,408	9,707
Distributions	(312,680)	(267,746)
Withholding taxes on vested RSUs	(19,431)	(33,433)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(46,165)	(376,234)
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	922,171
Net income attributable to noncontrolling interests	64,051	29,240
Other comprehensive loss attributable to noncontrolling interests	(1,732)	—
Ending Balance	$3,687,984	$4,093,664

Total Stockholders’ Equity	$5,787,608	$6,429,200

Cash Dividends Paid per Class A Share	$0.225	$0.180

Number of Class A Shares
Beginning balance	667,278,210	608,346,194
Class A Share repurchases	(1,710,117)	—
Shares delivered on vested RSUs	3,493,920	2,811,835
Share exchanges	6,740,400	14,494,362
Ending Balance	675,802,413	625,652,391

Number of Class C Shares
Beginning balance	584,552,295	579,980,769
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	39,091,754
Share exchanges	(6,590,400)	(12,698,156)
Shares delivered on vested Common Units	986,798	1,186,802
Ending Balance	578,948,693	607,561,169

Number of Class D Shares
Beginning balance	304,449,203	310,415,409
Share exchanges	(150,000)	(1,796,206)
Ending Balance	304,299,203	308,619,203
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Consolidated net income	$79,593	$36,670
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	84,538	89,473
Equity-based compensation	195,522	169,676
Depreciation and amortization of fixed assets	6,380	5,557
Amortization of debt discounts and deferred financing costs	1,994	1,932
Non-cash interest and dividend income	(9,773)	(8,573)
Net change in operating lease assets and operating lease liabilities	(367)	2,268
Net (gains) losses on investments, net of dividends on equity-method investments	(3,595)	8,358
Change in TRA liability	2,395	4,276
Change in earnout liability	(16,100)	(2,318)
Deferred income taxes	11,193	1,898
Changes in operating assets and liabilities:
Due from related parties	(12,100)	(73,943)
Strategic Revenue-Share Purchase consideration	11,044	11,116
Other assets, net	(1,738)	(35,665)
Accrued compensation	(260,241)	(212,518)
Accounts payable, accrued expenses and other liabilities	14,063	19,379
Net Cash Provided by Operating Activities	102,808	17,586
Cash Flows from Investing Activities
Purchases of fixed assets	(13,825)	(13,340)
Purchases of investments	(38,341)	(22,205)
Proceeds from investment sales and maturities	25,066	43,229
Cash consideration paid for acquisitions, net of cash acquired	—	(204,707)
Net Cash Used in Investing Activities	(27,100)	(197,023)
Cash Flows from Financing Activities
Proceeds from debt obligations	1,040,000	959,997
Debt issuance costs	—	(12)
Repayments of debt obligations	(540,000)	(360,000)
Payments under the TRA	(64,799)	(53,110)
Withholding taxes on vested RSUs	(31,974)	(53,390)
Dividends paid on Class A Shares	(150,541)	(110,010)
Class A Share repurchases	(25,000)	—
Contributions from noncontrolling interests	5,231	9,237
Distributions to noncontrolling interests	(312,680)	(267,746)
Net Cash Provided by (Used in) Financing Activities	(79,763)	124,966
Net Decrease in Cash and Cash Equivalents	(4,055)	(54,471)
Cash and cash equivalents, beginning of period	194,512	152,089
Cash and Cash Equivalents, End of Period	$190,457	$97,618
Supplemental Information
Cash paid for interest	$22,360	$13,294
Cash paid for income taxes	$6,550	$5,207
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

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
The Company operates through one operating and reportable segment that provides asset management services to clients. The Company’s, and therefore the single segment’s, primary sources of revenues are management fees, which are generally based on the amount of the Company’s fee-paying assets under management. The Company generates substantially all of its revenue in the United States. The Company’s Chief Operating Decision Makers (“CODMs”) are its Co-CEOs. The Company concluded that it has a single operating segment, as this reflects how the CODMs allocate resources and assess performance under the Company’s “one-firm approach,” which includes operating collaboratively across product lines, with a single expense pool.
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
Acquisitions
On January 3, 2025, the Company acquired the rights to investment management agreements, investor relationships, related assets and personnel from digital infrastructure fund manager IPI Partners, LLC (the “IPI Acquisition”), a joint venture between an affiliate of ICONIQ Capital, LLC (“ICONIQ”) and an affiliate of Iron Point Partners. The IPI Acquisition collectively with the acquisitions listed in Note 1 to the financial statements in the Company’s Annual Report (as defined below) are referred to as the “Acquisitions.”
In addition, in connection with the IPI Acquisition, the Company entered into a services agreement with ICONIQ (the “Services Agreement”), pursuant to which ICONIQ will provide certain services, including investment analysis and investor relations services to the Company or its subsidiaries. See Note 10 for additional information regarding the Services Agreement.
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of March 31, 2026:

March 31, 2026
Class A Shares	675,802,413
Class C Shares	578,948,693
Class D Shares	304,299,203
RSUs	36,170,764
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of March 31, 2026, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of March 31, 2026, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares. No Class B Shares have been issued to-date since inception.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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
Class D Shares—Shares of Class D common stock that are not publicly traded. Class D stockholders do not participate in the earnings of the Registrant, as the holders of such shares participate in the economics of the Blue Owl Operating Group through their direct or indirect holdings of Common Units and Incentive Units (subject to limitations on unvested units). For every Common Unit received by the Company’s Principals in connection with the consummation of that certain business combination transaction on May 19, 2021 through which the Company became a publicly traded entity (the “Business Combination”), one Class D Share was issued to grant a corresponding voting interest in the Registrant. No additional Class D Shares have been or are expected to be issued following the Business Combination. The Class D Shares are High-Vote Shares as described above.
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
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of March 31, 2026:

Units	March 31, 2026
GP Units	675,802,413
Common Units	883,247,896
Incentive Units	33,362,466
GP Units—The Registrant indirectly holds a general partner interest and all of the GP Units in Blue Owl Holdings. The GP Units represent the Registrant’s economic ownership in the Blue Owl Operating Group. For each Class A Share and Class B Share outstanding, the Registrant indirectly holds an equal number of GP Units. References to GP Units also include Common Units (as defined below) previously acquired and held directly or indirectly by the Registrant in connection with certain Acquisitions, as well as Common Units exchanged for Class A Shares.
Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in Blue Owl Holdings. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if exchanging Class C Shares or exchanging Class D Shares that will not continue to be held by a holder exchanging such shares) or Class B Shares (if exchanging Class D Shares that will continue to be held by a holder exchanging such shares). Common Unit exchanges may be settled in cash at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be cancelled. Common Unit holders are entitled to distributions in the same amount per unit as declared on GP Units.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Incentive Units—Incentive Units are Class P limited partner interests in Blue Owl Holdings granted to certain members of management, employees and consultants (collectively, “Incentive Unit Grantees”), and are generally subject to vesting conditions. Incentive Units are held indirectly through Blue Owl Management Vehicle LP on behalf of Incentive Unit Grantees. A vested Incentive Unit may convert into a Common Unit upon becoming economically equivalent on a tax basis to a Common Unit. Once vested, holders of Incentive Units are entitled to distributions in the same amount per unit as declared on GP Units and Common Units. Substantially all unvested Incentive Units generally are not entitled to distributions; however, unvested Incentive Unit holders receive tax distributions on unvested units to cover a portion or all of the tax liabilities related to taxable income allocated to such units.
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
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Fair value of shares purchased pursuant to the 2025 Program	$25,000	$—
Number of shares purchased pursuant to the 2025 Program	1,710,117	—
Fair value of RSUs withheld to satisfy tax withholding obligations	$31,974	$53,390
Number of RSUs withheld to satisfy tax withholding obligations	2,599,536	2,230,158
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
March 31, 2026
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements (“Financial Statements”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s Financial Statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s Financial Statements have been included and are of a normal and recurring nature. These interim Financial Statements should be read in conjunction with the annual report for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K (the “Annual Report”).
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
3. ACQUISITIONS AND INTANGIBLE ASSETS, NET
Acquisitions
For additional information on the Company’s acquisitions, see Note 1 and Note 3 to the financial statements in the Company’s Annual Report.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	March 31, 2026	December 31, 2025	Remaining Weighted-Average Amortization Period as of March 31, 2026
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,505,420	10.8 years
Investor relationships	575,300	575,300	7.5 years
Total intangible assets, gross	4,080,720	4,080,720

Accumulated amortization:
Investment management agreements	(1,062,152)	(990,915)
Investor relationships	(214,306)	(201,005)
Total accumulated amortization	(1,276,458)	(1,191,920)
Total Intangible Assets, Net	$2,804,262	$2,888,800
The following table presents expected future amortization of finite-lived intangible assets as of March 31, 2026:

(dollars in thousands)
Period	Amortization
April 1, 2026 to December 31, 2026	$257,923
2027	323,050
2028	316,681
2029	310,933
2030	276,023
Thereafter	1,319,652
Total	$2,804,262
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	March 31, 2026	December 31, 2025
Preferred equity investment, at fair value	$303,685	$290,594
Equity investments in the Company’s products, equity method	71,499	67,391
Loans and deferred purchase price receivable, at amortized cost (includes $29,289 and $27,797 in the Company’s products, respectively)	60,522	58,845
Equity investments in the Company’s products, at fair value	70,949	61,906
Investments in the Company’s CLOs, at fair value	4,375	5,653
Total	$511,030	$484,389

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The tables below summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in thousands)	Level I	Level II	Level III	Total
Cash Equivalents, at Fair Value
Money market funds	$55,016	$—	$—	$55,016
Investments, at Fair Value
Preferred equity investment	—	—	303,685	303,685
Equity investments in the Company’s products	—	70,949	—	70,949
CLOs	—	—	4,375	4,375
Total Investments, at Fair Value	$—	$70,949	$308,060	$379,009
Total Assets, at Fair Value	$55,016	$70,949	$308,060	$434,025

Liabilities, at Fair Value
TRA liability	$—	$—	$95,748	$95,748
Earnout liability	—	—	147,600	147,600
Total Liabilities, at Fair Value	$—	$—	$243,348	$243,348

	December 31, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$290,594	$290,594
Equity investments in the Company’s products	—	61,906	—	61,906
CLOs	—	—	5,653	5,653
Total Assets, at Fair Value	$—	$61,906	$296,247	$358,153

Liabilities, at Fair Value
TRA liability	$—	$—	$106,793	$106,793
Earnout liability	—	—	163,700	163,700
Total Liabilities, at Fair Value	$—	$—	$270,493	$270,493

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$290,594	$5,653	$296,247
Purchases(1)	9,096	—	9,096
Net gains (losses)	3,995	(1,278)	2,717
Ending Balance	$303,685	$4,375	$308,060
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$3,995	$(1,278)	$2,717

(1)Preferred equity purchases includes $9.1 million of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

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

Three Months Ended March 31, 2026	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$106,793	$163,700	$270,493
Issuances	—	—	—
Settlements	(14,100)	—	(14,100)
Net (gains) losses	3,055	(16,100)	(13,045)
Ending Balance	$95,748	$147,600	$243,348
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$3,055	$(16,100)	$(13,045)

Three Months Ended March 31, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	—	(14,556)
Net (gains) losses	3,527	(2,315)	1,212
Ending Balance	$97,228	$305,680	$402,908
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$3,527	$(2,315)	$1,212

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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
Earnout Liability
As of March 31, 2026 and December 31, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3 to the financial statements in the Company’s Annual Report).
The Company uses Monte Carlo simulation models to value certain earnouts where revenue milestones need to be achieved before a payment is due. These models consider current progress towards revenue targets, as well as forecasts, to simulate a range of outcomes based on market inputs such as volatility. For other earnouts, the Company uses a discounted cash flow model, which estimates the present value of future expected cash flows. The key inputs in this model include the projected cash flows attributable to the respective earnout and the discount rate.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2026:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$303,685	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
CLOs	4,375	Discounted cash flow	Yield	11%	-	15%	12%	Decrease
Total Assets, at Fair Value	$308,060

Liabilities
TRA liability	$95,748	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	147,600	Monte Carlo Simulation	Volatility	21%	-	24%	22%	Increase
Total Liabilities, at Fair Value	$243,348
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2025:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$290,594	Discounted cash flow	Discount Rate	14%	-	14%	14%	Decrease
CLOs	5,653	Discounted cash flow	Yield	10%	-	14%	12%	Decrease
Total Assets, at Fair Value	$296,247

Liabilities
TRA liability	$106,793	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	163,700	Monte Carlo Simulation	Volatility	21%	-	24%	22%	Increase
Total Liabilities, at Fair Value	$270,493
Fair Value of Other Financial Instruments
As of March 31, 2026, the fair value of the Company’s debt obligations was approximately $3.6 billion compared to a carrying value of $3.8 billion, of which $2.1 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2025, the fair value of the Company’s debt obligations was approximately $3.2 billion, compared to a carrying value of $3.3 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
As of March 31, 2026 and December 31, 2025, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $621.4 million and $652.3 million, respectively, compared to a carrying value of $1.6 billion and $1.6 billion, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of March 31, 2026 and December 31, 2025, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease cost	$15,565	$10,746
Short term lease cost	172	699
Net Lease Cost	$15,737	$11,445

(dollars in thousands)	Three Months Ended March 31,
Supplemental Lease Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,958	$9,177

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,212	$25,086

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	12.7 years	12.9 years

Weighted-average discount rate:
Operating leases	5.7%	5.7%

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
April 1, 2026 to December 31, 2026	$46,786
2027	63,369
2028	49,672
2029	46,056
2030	64,753
Thereafter	497,921
Total Lease Payments	768,557
Imputed interest	(237,868)
Total Lease Liabilities	$530,689
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $15.9 million related to leases that have not commenced that were entered into as of March 31, 2026. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in the Company’s consolidated statements of financial condition. These operating lease payments are anticipated to commence in the first quarter of 2027 and continue for approximately 10 years.
6. OTHER ASSETS, NET

(dollars in thousands)	March 31, 2026	December 31, 2025
Fixed assets, net:
Leasehold improvements	$228,564	$215,658
Furniture and fixtures	45,659	43,187
Computer hardware and software	15,286	14,946
Accumulated depreciation and amortization	(61,231)	(54,850)
Fixed assets, net	228,278	218,941
Prepaid expenses	41,684	33,456
Receivables	50,958	47,444
Deferred incentives paid to customers	36,946	44,953
Unamortized debt issuance costs on revolving credit facilities	10,234	10,825
Other assets	20,610	26,900
Total	$388,710	$382,519

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	March 31, 2026
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,189
2031 Notes	6/10/2031	700,000	700,000	—	691,221
2032 Notes	2/15/2032	400,000	400,000	—	394,520
2034 Notes	4/18/2034	1,000,000	1,000,000	—	982,042
2051 Notes	10/7/2051	350,000	350,000	—	338,857
Revolving Credit Facility	8/8/2030	2,450,000	1,360,000	1,079,244	1,360,000
Total		$4,959,800	$3,869,800	$1,079,244	$3,825,829

	December 31, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,115
2031 Notes	6/10/2031	700,000	700,000	—	690,796
2032 Notes	2/15/2032	400,000	400,000	—	394,286
2034 Notes	4/18/2034	1,000,000	1,000,000	—	981,481
2051 Notes	10/7/2051	350,000	350,000	—	338,748
Revolving Credit Facility	8/8/2030	2,450,000	860,000	1,579,244	860,000
Total		$4,959,800	$3,369,800	$1,579,244	$3,324,426
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”). Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of (a) secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375% or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.07% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of March 31, 2026 and December 31, 2025 were 4.80% and 4.94%, respectively. As of May 1, 2026, $940.0 million was outstanding under the Revolving Credit Facility.
For a description of terms of the other debt obligations presented in the tables above, see Note 7 to the financial statements in the Company’s Annual Report.
8. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis of the assets of Blue Owl Holdings related to the Business Combination and any subsequent exchanges of Common Units for shares of the Registrant or cash.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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
During the three months ended March 31, 2026 and 2025, the Company made TRA payments of $64.8 million and $53.1 million, respectively, inclusive of interest, and including $4.6 million and $4.7 million, respectively, paid to related parties. The table below presents management’s estimate as of March 31, 2026, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
April 1, 2026 to December 31, 2026	$—
2027	77,082
2028	101,006
2029	107,511
2030	116,803
Thereafter	1,314,369
Total Payments	1,716,771
Less adjustment to fair value for contingent consideration	(104,162)
Total TRA Liability	$1,612,609
Unfunded Product Commitments
As of March 31, 2026, the Company had unfunded investment commitments to its products of $65.3 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of March 31, 2026, the Company has not had prior claims or losses pursuant to these arrangements.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
On April 27, 2026, a derivative action was brought by Richard Delman on behalf of Blue Owl Capital Corporation in the United States District Court for the Southern District of New York, alleging that Blue Owl Credit Advisors LLC (“BOCA”), an indirect subsidiary of the Company, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The action seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreement with BOCA pursuant to Section 47(b) of the Investment Company Act. This litigation is in its preliminary stages. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The outcome of this matter is inherently uncertain, and the Company is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Credit Platform
Direct lending	$337,468	$299,089
Alternative credit	30,370	21,185
Investment grade credit	17,803	16,687
Liquid credit	4,752	7,480
Other	16,062	9,933
Management Fees	406,455	354,374
Administrative, transaction and other fees	56,636	51,610
Fee offsets(1)	(7,356)	—
Total Management and Other Fees, Net	455,735	405,984
Performance revenues	2,115	2,956
Total GAAP Revenues - Credit Platform	457,850	408,940

Real Assets Platform
Net lease	65,379	46,836
Real estate credit	11,942	10,381
Digital infrastructure	34,809	52,233
Management Fees	112,130	109,450
Administrative, transaction and other fees	25,082	10,506
Fee offsets(1)	(3,516)	—
Total Management and Other Fees, Net	133,696	119,956
Performance revenues	3,950	3,356
Total GAAP Revenues - Real Assets Platform	137,646	123,312

GP Strategic Capital Platform
GP minority stakes	150,340	148,443
GP debt financing	4,798	2,392
Professional sports minority stakes	1,165	643
Strategic Revenue-Share Purchase consideration amortization	(11,044)	(11,116)
Management Fees	145,259	140,362
Administrative, transaction and other fees	13,056	10,872
Total Management and Other Fees, Net	158,315	151,234
Total GAAP Revenues - GP Strategic Capital Platform	158,315	151,234
Total GAAP Revenues	$753,811	$683,486
(1)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in the Company’s products.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Management Fees Receivable
Beginning balance	$448,195	$356,413
Ending balance	$457,319	$451,389

Administrative, Transaction and Other Fees Receivable
Beginning balance	$111,690	$67,920
Ending balance	$97,645	$66,434

Performance Revenues Receivable
Beginning balance	$1,381	$1,672
Ending balance	$26	$2,323

Unearned Management Fees
Beginning balance	$3,866	$7,613
Ending balance	$4,346	$6,918
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. Substantially all of the consideration was paid in Class A Shares in 2021 and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over the average period the related customer revenues are expected to be recognized. As of March 31, 2026, the remaining weighted average amortization period was 7.2 years.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Beginning balance	$329,207	$373,528
Amortization	(11,044)	(11,116)
Ending Balance	$318,163	$362,412

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Starting in the third quarter of 2025, the Company paid certain investors in the Company’s products incentives that are being amortized in fee offsets in the Company’s consolidated statements of operations. These incentives are recognized over the related performance obligation period, and unamortized amounts are recorded within other assets in the Company’s consolidated statements of financial condition. The amortization amounts are presented as fee offsets in the first table above within this Note. As of March 31, 2026, the remaining weighted average amortization period was 1.3 years.

(dollars in thousands)	Three Months Ended March 31, 2026
Beginning balance	$44,953
Deferred incentives paid to customers	2,865
Amortization	(10,872)
Ending Balance	$36,946
10. EQUITY-BASED COMPENSATION
The Company grants equity-based compensation awards in the form of RSUs and Incentive Units to its management, employees, consultants and independent members of the Board under the Second Amended and Restated Blue Owl Capital Inc. 2021 Omnibus Equity Incentive Plan, approved by stockholders on June 13, 2024 and further amended on April 1, 2025 (the “2021 Omnibus Plan”). Equity-based compensation awards are generally subject to a three-year to five-year requisite service period, although certain grants are immediately vested at grant.
As of March 31, 2026, the total number of Class A Shares and Common Units, collectively, that may be issued in respect of any RSUs, Incentive Units or other instruments awarded under the 2021 Omnibus Plan was 202,493,661, of which 75,133,018 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan.
The 2021 Omnibus Plan features an “evergreen” provision that provides for an automatic increase to the total number of Class A Shares and Common Units that may be issued in respect of any RSUs, Incentive Units or other instruments awarded under the 2021 Omnibus Plan on the first day of each fiscal year beginning in calendar year 2025, and ending in and including 2034, by a number equal to the positive difference, if any, of (a) 5% of the aggregate number of Class A Shares and Class B Shares, in each case, outstanding on the last day of the immediately preceding fiscal year (assuming that all Common Units have converted on a one-for-one basis into Class A Shares) minus (b) the aggregate number of Class A Shares and Common Units that were available for the issuance of future awards under the 2021 Omnibus Plan on such last day of the immediately preceding fiscal year, unless the administrator should decide to increase by a lesser amount on any such date.
The table below presents information regarding equity-based compensation expense.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Business Combination grants	$16,853	$11,485
Acquisition related	85,686	82,999
Other	92,983	75,192
Equity-Based Compensation Expense	$195,522	$169,676
Corresponding tax benefit	$760	$2,278

Fair value of RSUs settled in Class A Shares	$42,975	$67,315

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $464.4 million as of March 31, 2026.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of March 31, 2026, unamortized expense related to the Services Agreement was $496.0 million, with a remaining amortization period of 2.25 years.
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
Blue Owl Holdings is a partnership for U.S. federal income tax purposes subject to New York City unincorporated business tax.
The Company had an effective tax rate of 16.9% for the three months ended March 31, 2026, and 9.1% for the three months ended March 31, 2025. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2026, the Company has not recorded any valuation allowances.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to federal, state or local examinations by tax authorities for tax years prior to 2021.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
In connection with, and subsequent to, certain Acquisitions, the Company recognized various adjustments to deferred tax assets and liabilities within additional paid-in capital, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s GAAP and tax basis in its investment in Blue Owl Holdings, as well as portions related to the TRA liability that will eventually lead to additional tax basis in Blue Owl Holdings upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. Refer to the Company’s consolidated statements of changes in stockholders’ equity for these amounts.
12. EARNINGS PER SHARE
The table below presents the treatment for basic and diluted earnings per share for the Registrant’s outstanding instruments, as well as the treatment for diluted earnings per share for the Blue Owl Operating Group’s outstanding instruments. Instruments that could potentially dilute the earnings are included in the calculation only if they would have a dilutive effect.

	Basic	Diluted
Class A Shares(1)	Included	Included
Class B Shares	None outstanding	None outstanding
Class C Shares and Class D Shares	Non-economic voting shares of the Registrant	Non-economic voting shares of the Registrant
Vested RSUs(1)	Included	Included
Unvested RSUs	Excluded	Treasury stock method
Prima Earnouts - portion payable in Class A Shares(2)	Contingently issuable shares	Contingently issuable shares
Potentially Dilutive Instruments of the Blue Owl Operating Group:
Vested Common Units and Incentive Units(3)	n/a	If-converted method
Unvested Incentive Units(3)	n/a	The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Prima Earnouts - portion payable in Common Units(2)	n/a	Contingently issuable shares - If-converted method
Compensation-classified Atalaya Earnouts(4)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
Contingent consideration-classified Atalaya Earnouts(4)	n/a	Contingently issuable shares - If-converted method
Services Agreement-related Incentive Units(5)	n/a	Contingently issuable shares - The Company first applies the treasury stock method to determine the number of units that would have been issued, then applies the if-converted method to the resulting number of units
IPI Subsequent Payment(6)	n/a	Contingently issuable shares - If-converted method
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,454,071 and 11,431,589 for the three months ended March 31, 2026 and 2025, respectively.
(2)As of March 31, 2026, the Prima Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the quarter ended March 31, 2026. Had March 31, 2026 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended March 31, 2026.
(3)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
(4)As of March 31, 2026, the Atalaya Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Atalaya Earnouts had not occurred. Had March 31, 2026 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended March 31, 2026.
(5)As of March 31, 2026, the contingencies related to the Services Agreement payments have not yet been resolved. Had March 31, 2026 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the quarter ended March 31, 2026.
(6)The contingencies related to the IPI Subsequent Payment have been resolved, as the related Common Units were issued during the three months ended June 30, 2025. As of March 31, 2025, the contingencies related to the IPI Subsequent Payment had not been fully resolved. Had March 31, 2025, also been the end of the contingency period, a portion related to the IPI Subsequent Payment would have been payable, and therefore such portion of the Common Units issuable under the IPI Subsequent Payment has been included in the calculation of diluted earnings per share for the three months ended March 31, 2025.

Three Months Ended March 31, 2026	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$15,542	680,422,783	$0.02
Effect of dilutive securities:
Unvested RSUs	—	649,689		—
Vested Common Units	—	—		887,248,097
Vested Incentive Units	—	—		15,044,601
Unvested Incentive Units	—	—		16,636,000
Diluted	$15,542	681,072,472	$0.02

Three Months Ended March 31, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$7,430	625,854,106	$0.01
Effect of dilutive securities:
Unvested RSUs	—	9,651,868		—
Vested Common Units	—	—		924,730,180
Vested Incentive Units	—	—		8,529,261
Unvested Incentive Units	—	—		20,926,375
IPI Subsequent Payment	(5,696)	2,986,549		—
Diluted	$1,734	638,492,523	$0.00
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

(dollars in thousands)	March 31, 2026	December 31, 2025
Management fees	$433,056	$430,539
Performance revenues	26	1,381
Administrative fees	97,645	111,690
Other expenses paid on behalf of the Company’s products and other related parties	175,429	150,446
Due from Related Parties	$706,156	$694,056
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $37.6 million and $30.4 million for the three months ended March 31, 2026 and 2025, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $31.5 million and $26.8 million for the three months ended March 31, 2026 and 2025, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $8.1 million and $(1.9) million for the three months ended March 31, 2026 and 2025, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company in accordance with applicable policies and procedures to the extent that such reimbursement is eligible under such product’s agreements. The Company does not bear any operating, personnel or maintenance costs associated with the aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $2.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
Promissory Notes
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, which was amended in October 2025 to extend the maturity date by one year, allowing the product to borrow from the Company up to an aggregate amount of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2027. As of March 31, 2026, $8.5 million was outstanding under this promissory note and the Company recorded $0.2 million of interest income for the three months ended March 31, 2026. As of March 31, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million of interest income for the three months ended March 31, 2025.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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
As of March 31, 2026, $20.8 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million of interest income for the three months ended March 31, 2026. As of March 31, 2025, $41.1 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million of interest income for the three months ended March 31, 2025.
14. SUBSEQUENT EVENTS
Dividend
On April 30, 2026, the Company announced a cash dividend of $0.23 per Class A Share. The dividend is payable on May 27, 2026, to holders of record as of the close of business on May 13, 2026.