Form 10-Q
period 2026-06-30
BLUE OWL CAPITAL INC.
filed 2026-07-31
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2026
Class A common stock, par value $0.0001	683,908,596
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	572,034,424
Class D common stock, par value $0.0001	303,149,203

DEFINED TERMS

Annual Report	Refers to our annual report for the year ended December 31, 2025, filed with the SEC on Form 10-K on February 19, 2026.

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
Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income Attributable to Blue Owl Capital Inc.	$11,393	$17,426	$26,935	$24,856

Fee-Related Earnings(1)	$392,180	$358,343	$785,806	$703,734

Distributable Earnings(1)	$351,240	$323,014	$643,782	$585,530
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $319.0 billion FPAUM: $190.6 billion

Credit AUM: $158.1 billion FPAUM: $97.2 billion	Real Assets AUM: $89.4 billion FPAUM: $52.0 billion	GP Strategic Capital AUM: $71.5 billion FPAUM: $41.4 billion

Direct Lending AUM: $115.1 billion FPAUM: $61.4 billion	Net Lease AUM: $53.4 billion FPAUM: $24.3 billion	GP Minority Stakes AUM: $67.5 billion FPAUM: $39.2 billion
Alternative Credit AUM: $14.6 billion FPAUM: $9.4 billion	Real Estate Credit AUM: $17.5 billion FPAUM: $15.4 billion	GP Debt Financing AUM: $2.7 billion FPAUM: $1.5 billion
Investment Grade Credit AUM: $18.4 billion FPAUM: $17.8 billion	Digital Infrastructure AUM: $18.4 billion FPAUM: $12.4 billion	Professional Sports Minority Stakes AUM: $1.3 billion FPAUM: $0.7 billion
Liquid Credit AUM: $5.9 billion FPAUM: $5.5 billion
Other AUM: $4.1 billion FPAUM: $3.1 billion

All amounts shown as of June 30, 2026, totals may not sum due to rounding.

As of June 30, 2026, our AUM was $319.0 billion, which included $190.6 billion of FPAUM. As of June 30, 2026, we had $31.1 billion in AUM not yet paying fees, providing approximately $380 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and their impact to certain energy prices. Stronger than previously indicated job growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Temporary periods of de-escalation in the Middle East throughout the quarter drove certain energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield in the United States ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index, or VIX, peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East experienced temporary periods of de-escalation throughout the quarter.
We operate three differentiated platforms at scale across Credit, Real Assets and GP Strategic Capital. AUM of $319 billion grew 12% year over year, with growth across each platform. Over the last twelve months, approximately 85% of our GAAP and FRE management fees were generated by Permanent Capital. Capital raising during the second quarter of 2026 was diversified across asset classes, strategies and channels, resulting in $7.8 billion of new capital commitments during the second quarter of 2026 and $50.5 billion over the last twelve months. We ended the second quarter of 2026 with substantial available capital to deploy, reporting $31.1 billion of AUM not yet paying fees.
In Credit, gross deployment in the second quarter was robust, led by alternative credit and investment grade credit strategies. Alternative credit has become a larger part of our Credit platform, having grown AUM 35% over the past year. Over this time, we have meaningfully scaled both drawdown funds and our interval fund, the latter of which eclipsed its one year anniversary in the second quarter. In direct lending, credit health remains strong and the performance of our funds and vehicles has continued to outpace their relevant public benchmarks. We also continued to experience elevated redemption requests in certain Blue Owl managed non-traded BDCs, though such requests were moderately lower compared to the first quarter of 2026. We continued to see deployment consistent with an industry backdrop of moderate sponsor-driven M&A activity and continued to see meaningful repayments at par, another metric demonstrating health and liquidity within the portfolio.
As of the second quarter of 2026, our Real Assets platform has expanded seven-fold in AUM since we first established our foothold in late 2021. Over the past year alone, Real Assets AUM and revenues have each grown by more than 25%, and we were ranked #2 on PERE’s Top 100 Real Estate fundraisers globally. Our strong presence and performance in Real Assets is due in part to our focus on sectors such as data centers, industrials and reshoring, healthcare and cold storage. Across the platform, we see nearly $160 billion of near-term opportunities across both our digital infrastructure and net lease pipelines.
In GP Strategic Capital, we continue to focus on generating attractive and income-driven returns for our fund investors, with an emphasis on distributions paid in. Over the past eight quarters, we have engaged in five strip sale transactions that in aggregate generated $4.6 billion of capital returned to investors. We continue to see strong interest in our capital solutions from both limited partners in our funds and general partners in which we take stakes as a result of the current market landscape.
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

As of June 30, 2026, assets under management related to us, our executives and other employees totaled approximately $5.8 billion (including $3.0 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $380 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of June 30, 2026, totals may not sum due to rounding.
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

Management Fees
Six Months Ended June 30, 2026

8%
7%
85%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

All amounts shown as of June 30, 2026, totals may not sum due to rounding.

Changes in AUM

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$159,239	$85,080	$70,608	$314,927	$139,239	$67,062	$66,968	$273,269
Acquisitions	—	—	—	—	—	—	—	—
New capital raised	1,763	4,448	1,339	7,550	5,833	5,799	445	12,077
Change in debt	491	(205)	—	286	3,068	(1,263)	—	1,805
Distributions	(4,782)	(1,073)	(350)	(6,205)	(3,252)	(915)	(698)	(4,865)
Change in value / other	1,412	1,118	(75)	2,455	580	803	416	1,799
Ending Balance	$158,123	$89,368	$71,522	$319,013	$145,468	$71,486	$67,131	$284,085

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$157,757	$80,604	$69,071	$307,432	$135,710	$49,374	$66,035	$251,119
Acquisitions	—	—	—	—	—	14,206	—	14,206
New capital raised	5,831	8,481	2,239	16,551	9,803	7,952	1,003	18,758
Change in debt	1,233	1,086	—	2,319	4,421	142	—	4,563
Distributions	(9,040)	(2,057)	(1,135)	(12,232)	(5,918)	(1,392)	(900)	(8,210)
Change in value / other	2,342	1,254	1,347	4,943	1,452	1,204	993	3,649
Ending Balance	$158,123	$89,368	$71,522	$319,013	$145,468	$71,486	$67,131	$284,085
Credit. The increase in AUM for the six months ended June 30, 2026 was driven by the following:
•$5.8 billion of new capital raised, primarily driven by $3.1 billion in direct lending products reflecting continued private wealth fundraising in OCIC and OTIC, as well as new and existing products across the strategy, $1.0 billion in investment grade credit products and $0.8 billion in alternative credit products.
•$1.2 billion of additional net debt commitments, primarily in direct lending, as we continue to opportunistically manage leverage in our BDCs.
•$9.0 billion of distributions, which primarily relates to distributions paid from our BDCs, investment grade credit products and alternative credit products, as well as $1.1 billion of redemptions from non-traded BDCs.
•$2.3 billion of overall appreciation, primarily in our alternative credit and direct lending strategies.
Real Assets. The increase in AUM for the six months ended June 30, 2026 was driven by new capital raised of $8.5 billion across various products, primarily in our seventh vintage net lease product, Blue Owl Real Estate Net Lease Trust (“ORENT”), our net lease REIT and our real estate credit products, as well as $1.1 billion of additional net debt commitments, primarily in ORENT and our sixth vintage net lease product, partially offset by reductions resulting from distributions of $2.1 billion, primarily in our net lease and real estate credit strategies.
GP Strategic Capital. The increase in AUM for the six months ended June 30, 2026 was driven by new capital raised of $2.2 billion, primarily in our GP minority stakes strategy, including our sixth vintage product and a continuation vehicle in conjunction with a strip sale, and appreciation of $1.3 billion, primarily in our GP minority stakes strategy, partially offset by reductions resulting from distributions of $1.1 billion in our GP minority stakes strategy.

Changes in FPAUM

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$98,850	$49,836	$39,724	$188,410	$92,890	$43,920	$37,822	$174,632
Acquisitions	—	—	—	—	—	—	—	—
New capital raised / deployed	1,253	2,371	1,637	5,261	2,676	2,042	654	5,372
Fee basis step down	—	—	—	—	—	—	—	—
Distributions	(3,687)	(706)	—	(4,393)	(2,738)	(856)	(108)	(3,702)
Change in value / other	753	538	21	1,312	856	260	64	1,180
Ending Balance	$97,169	$52,039	$41,382	$190,590	$93,684	$45,366	$38,432	$177,482

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$99,486	$48,752	$39,497	$187,735	$90,957	$31,500	$37,337	$159,794
Acquisitions	—	—	—	—	—	10,723	—	10,723
New capital raised / deployed	3,937	4,517	2,258	10,712	6,034	3,860	1,211	11,105
Fee basis step down	—	(250)	—	(250)	—	—	—	—
Distributions	(7,132)	(1,379)	(375)	(8,886)	(4,753)	(1,333)	(235)	(6,321)
Change in value / other	878	399	2	1,279	1,446	616	119	2,181
Ending Balance	$97,169	$52,039	$41,382	$190,590	$93,684	$45,366	$38,432	$177,482
Credit. The decrease in FPAUM for the six months ended June 30, 2026 was driven by the following:
•$3.9 billion in new capital raised, primarily driven by $1.7 billion in alternative credit products, $1.0 billion in investment grade credit products and $0.6 billion in strategic equity products.
•$7.1 billion of distributions, which primarily relate to distributions paid from our BDCs, and $1.1 billion of redemptions from non-traded BDCs.
Real Assets. The increase in FPAUM for the six months ended June 30, 2026 was driven by capital raised and deployed of $4.5 billion, primarily in ORENT, our real estate credit products and our seventh vintage net lease product, partially offset by distributions of $1.4 billion, primarily in our net lease strategy.
GP Strategic Capital. The increase in FPAUM for the six months ended June 30, 2026 was driven by new capital raised of $2.3 billion primarily in our GP minority stakes strategy, including our sixth vintage product and a continuation vehicle in conjunction with a strip sale, partially offset by distributions of $0.4 billion, primarily in our GP minority stakes strategy.

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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (3)	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Direct Lending (1)
Blue Owl Capital Corporation	2016	$19,569	$7,552	$7,552	$4,677	$7,154	$11,831	1.84x	1.57x	13.6%	9.4%
Blue Owl Credit Income Corp.	2020	$44,732	$23,988	$19,797	$4,416	$19,147	$23,563	1.25x	1.19x	11.4%	8.5%
Blue Owl Technology Finance Corp.	2018	$16,687	$7,650	$7,650	$1,840	$7,605	$9,445	1.33x	1.23x	11.4%	8.0%
Blue Owl Technology Income Corp.	2022	$7,182	$4,382	$2,956	$790	$2,835	$3,625	1.30x	1.23x	10.8%	8.1%
Alternative Credit
Blue Owl Asset Special Opportunities Fund VIII (2)	2021	$1,754	$1,849	$1,711	$603	$1,879	$2,482	1.51x	1.45x	17.0%	12.7%

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

Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Net Lease
Blue Owl Real Estate Fund IV	2017	$577	$1,250	$1,239	$1,565	$247	$1,812	1.52x	1.46x	17.0%	14.7%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,943	$5,288	$5,222	$2,573	$3,803	$6,376	1.24x	1.22x	7.8%	7.2%
Blue Owl Real Estate Fund V	2020	$3,993	$2,500	$2,500	$1,198	$2,094	$3,292	1.42x	1.32x	12.3%	9.5%
Blue Owl Real Estate Net Lease Trust (1)	2022	$14,900	$9,622	$9,622	$907	$8,820	$9,727	NM	NM	NM	NM
Blue Owl Real Estate Fund VI	2022	$8,606	$5,163	$3,393	$348	$3,998	$4,346	1.38x	1.28x	24.2%	17.8%
Digital Infrastructure (2)
Blue Owl Digital Infrastructure Fund I (3)	2016	NM	$1,484	$1,678	$2,954	$105	$3,059	1.82x	1.70x	15.5%	11.7%
Blue Owl Digital Infrastructure Fund II	2020	$5,242	$3,805	$3,312	$28	$4,901	$4,929	1.49x	1.41x	11.7%	8.4%
Blue Owl Digital Infrastructure Fund III	2022	$8,058	$7,170	$5,320	$—	$6,518	$6,518	1.23x	1.16x	25.0%	11.3%

(1)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total net return to be a useful measure of the overall investment performance for this product. Total net return was 8.9%, calculated as the change in NAV per Class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes III	2015	$9,649	$5,318	$3,300	$4,942	$5,102	$10,044	3.84x	3.04x	27.8%	21.5%
Blue Owl GP Stakes IV	2018	$14,731	$9,041	$6,621	$7,860	$6,444	$14,304	2.70x	2.16x	47.6%	30.9%
Blue Owl GP Stakes V	2020	$14,049	$12,852	$8,169	$3,070	$6,185	$9,255	1.31x	1.13x	19.1%	7.6%

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

GAAP Results of Operations Analysis
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Revenues
Management and other fees, net (includes Part I Fees of $137,041 and $137,965)	$752,950	$702,127	$50,823
Performance revenues	102	979	(877)
Total Revenues, Net	753,052	703,106	49,946
Expenses
Compensation and benefits	359,408	326,300	33,108
Amortization of intangible assets	85,478	89,472	(3,994)
General, administrative and other expenses	191,755	188,052	3,703
Total Expenses	636,641	603,824	32,817
Other Loss
Net losses on investments	(1,480)	(2,420)	940
Interest and dividend income	12,681	11,015	1,666
Interest expense	(47,740)	(41,986)	(5,754)
Change in TRA liability	(2,918)	(2,026)	(892)
Change in earnout liability	(6,009)	20,629	(26,638)
Total Other Loss	(45,466)	(14,788)	(30,678)
Income Before Income Taxes	70,945	84,494	(13,549)
Income tax expense	10,281	13,798	(3,517)
Consolidated Net Income	60,664	70,696	(10,032)
Net income attributable to noncontrolling interests	(49,271)	(53,270)	3,999
Net Income Attributable to Blue Owl Capital Inc.	$11,393	$17,426	$(6,033)
Revenues, Net
Management and Other Fees, Net. The increase in management and other fees is due to increases of $38.2 million from management fees, and $23.7 million from administrative, transaction and other fees, partially offset by an increase of $11.1 million in fee offsets. Fee offsets refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $23.3 million, primarily due to continued fundraising and deployment of capital within new and existing products, including management fees from direct lending and alternative credit products which increased $14.2 million and $11.6 million, respectively.
•Real Assets increased $7.4 million, primarily due to higher management fees of $20.4 million driven by continued fundraising and capital deployment within new and existing Real Assets products, particularly ORENT, partially offset by lower digital infrastructure management fees, as the prior-year period included $15.7 million of catch-up fees from Blue Owl Digital Infrastructure Fund III, substantially all of which were paid as contingent consideration to the sellers of the IPI business.
•GP Strategic Capital increased $7.5 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.

The increase in administrative, transaction and other fees was driven primarily by the following:
•$20.0 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$2.7 million increase in dealer manager revenues, primarily due to growth in the distribution of ORENT.
•$1.0 million increase in fee income earned for services provided to portfolio companies.
The increase in fee offsets of $11.1 million was driven by alternative credit and digital infrastructure products. There were no fee offsets for the three months ended June 30, 2025.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$19.2 million of increased amortization related to equity grants, primarily driven by annual grants made during the fourth quarter of 2025 in connection with year-end bonus compensation, as well as acquisition-related equity compensation.
•The remaining increase was due to higher compensation to existing employees, as well as increased headcount due to our continued growth.
General, Administrative and Other Expenses. General, administrative and other expenses increased primarily due to the following:
•$7.6 million increase in dealer manager expenses, primarily due to growth in the distribution of Blue Owl Digital Infrastructure Trust (“ODIT”), ORENT and other net lease products.
•$8.6 million offsetting decrease in Transaction Expenses (as defined below), primarily due to lower costs incurred in the current-year period, compared to costs incurred in the prior-year period related to the mergers of certain of our BDCs that occurred in 2025.
•$4.7 million increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, and professional fees, driven by our continued growth.
Other Loss
Change in Earnout Liability. The change in the earnout liability for the current year period was due to an increase in the fair value of the Prima Earnouts and Atalaya Earnouts. The change in the prior year period was primarily driven by the IPI Earnouts, as a decrease in our share price drove a decrease in the value of Common Units delivered to sellers during the second quarter of 2025 when the earnout liability was settled (each as defined in Note 3 to the financial statements in our Annual Report).
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income. The Common Units represent an approximately 56% and 58% weighted average economic interest in the Blue Owl Operating Group for the three months ended June 30, 2026 and 2025, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Revenues
Management and other fees, net (includes Part I Fees of $275,069 and $270,521)	$1,500,696	$1,379,301	$121,395
Performance revenues	6,167	7,291	(1,124)
Total Revenues, Net	1,506,863	1,386,592	120,271
Expenses
Compensation and benefits	735,282	652,240	83,042
Amortization of intangible assets	170,016	178,945	(8,929)
General, administrative and other expenses	375,665	378,831	(3,166)
Total Expenses	1,280,963	1,210,016	70,947
Other Loss
Net gains (losses) on investments	3,275	(10,120)	13,395
Interest and dividend income	24,446	22,245	2,201
Interest expense	(91,621)	(80,510)	(11,111)
Change in TRA liability	(5,313)	(6,302)	989
Change in earnout liability	10,091	22,947	(12,856)
Total Other Loss	(59,122)	(51,740)	(7,382)
Income Before Income Taxes	166,778	124,836	41,942
Income tax expense	26,521	17,470	9,051
Consolidated Net Income	140,257	107,366	32,891
Net income attributable to noncontrolling interests	(113,322)	(82,510)	(30,812)
Net Income Attributable to Blue Owl Capital Inc.	$26,935	$24,856	$2,079
Revenues, Net
Management and Other Fees, Net. The increase in management and other fees is due to increases of $97.9 million from management fees, and $45.5 million from administrative, transaction and other fees, partially offset by an increase of $21.9 million in fee offsets.
The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $75.4 million, primarily due to continued fundraising and deployment of capital within new and existing products, including management fees from direct lending and alternative credit products which increased $52.5 million and $20.8 million, respectively.
•Real Assets increased $10.1 million, primarily due to higher management fees of $40.5 million driven by continued fundraising and capital deployment within new and existing Real Assets products, particularly ORENT, partially offset by lower digital infrastructure management fees, as the prior-year period included $35.1 million of catch-up fees from Blue Owl Digital Infrastructure Fund III, substantially all of which were paid as contingent consideration to the sellers of the IPI business.
•GP Strategic Capital increased $12.4 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.
The increase in administrative, transaction and other fees was driven primarily by the following:
•$27.2 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$10.8 million increase in fee income earned for services provided to portfolio companies.
•$7.5 million increase in dealer manager revenues, primarily due to growth in sales of net lease products.

The increase in fee offsets of $21.9 million was driven by alternative credit and digital infrastructure products. There were no fee offsets for the six months ended June 30, 2025.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$47.0 million of increased amortization related to equity compensation grants, primarily driven by annual grants made during the fourth quarter of 2025 in connection with year-end bonus compensation, as well as acquisition-related equity compensation.
•The remaining increase was due to higher compensation to existing employees, as well as increased headcount due to our continued growth.
General, Administrative and Other Expenses. General, administrative and other expenses decreased, primarily driven by the following:
•$34.4 million decrease in Transaction Expenses primarily driven by expenses in the first quarter of 2025 due to the IPI Acquisition as well as lower costs incurred in the current-year period, compared to costs incurred in the prior-year period related to the mergers of certain of our BDCs that occurred in 2025.
•$9.2 million decrease related to the Services Agreement, which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$12.3 million offsetting increase related to expense support for certain products that we manage.
•$7.1 million offsetting increase related to dealer manager expenses, primarily due to growth in the distribution of ODIT and ORENT.
•$21.0 million offsetting increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, and professional fees, driven by our continued growth.
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
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by the increase in fair value of the KAM Earnouts. The change in the earnout liability for the prior year period was primarily driven by the IPI Earnouts, as a decrease in our share price drove a decrease in the value of Common Units delivered to sellers during the second quarter of 2025.
Net Income Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income. The Common Units represented an approximately 56% and 59% weighted average economic interest in the Blue Owl Operating Group for the six months ended June 30, 2026 and 2025, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.

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

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
FRE revenues	$693,560	$646,050	$47,510
FRE expenses	287,820	277,801	10,019
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(13,560)	(9,906)	(3,654)
Fee-Related Earnings	$392,180	$358,343	$33,837
Distributable Earnings	$351,240	$323,014	$28,226
FRE Margin	58.5%	57.0%
Fee-Related Earnings and Distributable Earnings for the three months ended June 30, 2026 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Credit Platform
Direct lending	$328,882	$314,731	$14,151
Alternative credit	30,942	19,318	11,624
Investment grade credit	17,719	16,199	1,520
Liquid credit	4,367	5,555	(1,188)
Other	9,403	12,213	(2,810)
Management Fees(1)	391,313	368,016	23,297
Administrative, transaction and other fees	20,189	22,942	(2,753)
Fee offsets(2)	(7,355)	—	(7,355)
Total FRE Management and Other Fees, Net	404,147	390,958	13,189
FRE performance revenues	94	119	(25)
FRE Revenues - Credit Platform	404,241	391,077	13,164

Real Assets Platform
Net lease	65,648	47,514	18,134
Real estate credit	11,957	9,687	2,270
Digital infrastructure	35,260	33,892	1,368
Management Fees(3)	112,865	91,093	21,772
Administrative, transaction and other fees	7,686	627	7,059
Fee offsets(2)	(3,713)	—	(3,713)
Total FRE Management and Other Fees, Net	116,838	91,720	25,118
FRE performance revenues	8	—	8
FRE Revenues - Real Assets Platform	116,846	91,720	25,126

GP Strategic Capital Platform
GP minority stakes	162,541	154,269	8,272
GP debt financing	4,647	5,833	(1,186)
Professional sports minority stakes	1,242	941	301
Management Fees(4)	168,430	161,043	7,387
Administrative, transaction and other fees	4,043	2,210	1,833
Total FRE Management and Other Fees, Net	172,473	163,253	9,220
FRE Revenues - GP Strategic Capital Platform	172,473	163,253	9,220
Total FRE Revenues	$693,560	$646,050	$47,510

(1)There were no catch-up fees for the three months ended June 30, 2026. Includes $5.3 million of catch-up fees for the three months ended June 30, 2025.
(2)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
(3)There were no catch-up fees for the three months ended June 30, 2026. Includes $1.5 million of catch-up fees for the three months ended June 30, 2025.
(4)Includes $4.9 million and $0.4 million of catch-up fees for the three months ended June 30, 2026 and 2025, respectively.
Management Fees. For the three months ended June 30, 2026, the increase in management fees was primarily driven by the following:
•Credit increased $23.3 million, primarily due to continued fundraising and deployment of capital within new and existing products, including management fees from direct lending and alternative credit products which increased $14.2 million and $11.6 million, respectively.
•Real Assets increased $21.8 million, driven by continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.

•GP Strategic Capital increased $7.4 million, primarily driven by fundraising in our sixth vintage GP minority stakes product.
FRE Administrative, Transaction and Other Fees. For the three months ended June 30, 2026, the increase in FRE administrative, transaction and other fees was driven primarily by an increase of $5.2 million in fee income earned for services provided to portfolio companies.
Fee offsets. For the three months ended June 30, 2026, the increase in fee offsets was driven by alternative credit and digital infrastructure products.

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
FRE compensation and benefits	$194,935	$188,942	$5,993
FRE general, administrative and other expenses	92,885	88,859	4,026
Total FRE Expenses	$287,820	$277,801	$10,019
FRE Compensation and Benefits. For the three months ended June 30, 2026, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended June 30, 2026, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, and professional fees, reflecting our increased headcount due to our continued growth.
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Fee-Related Earnings and Distributable Earnings Summary

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
FRE revenues	$1,393,443	$1,266,242	$127,201
FRE expenses	578,973	543,006	35,967
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(28,664)	(19,502)	(9,162)
Fee-Related Earnings	$785,806	$703,734	$82,072
Distributable Earnings	$643,782	$585,530	$58,252
FRE Margin	58.5%	57.1%
Fee-Related Earnings and Distributable Earnings for the six months ended June 30, 2026 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Credit Platform
Direct lending	$666,350	$613,820	$52,530
Alternative credit	61,312	40,503	20,809
Investment grade credit	35,522	32,886	2,636
Liquid credit	9,119	13,035	(3,916)
Other	25,465	22,146	3,319
Management Fees(1)	797,768	722,390	75,378
Administrative, transaction and other fees	41,324	40,492	832
Fee offsets(2)	(14,711)	—	(14,711)
Total FRE Management and Other Fees, Net	824,381	762,882	61,499
FRE performance revenues	823	969	(146)
FRE Revenues - Credit Platform	825,204	763,851	61,353

Real Assets Platform
Net lease	131,027	94,350	36,677
Real estate credit	23,899	20,068	3,831
Digital infrastructure	70,069	66,806	3,263
Management Fees(3)	224,995	181,224	43,771
Administrative, transaction and other fees	15,176	1,222	13,954
Fee offsets(2)	(7,229)	—	(7,229)
Total FRE Management and Other Fees, Net	232,942	182,446	50,496
FRE performance revenues	3,958	3,205	753
FRE Revenues - Real Assets Platform	236,900	185,651	51,249

GP Strategic Capital Platform
GP minority stakes	312,881	302,712	10,169
GP debt financing	9,445	8,225	1,220
Professional sports minority stakes	2,407	1,584	823
Management Fees(4)	324,733	312,521	12,212
Administrative, transaction and other fees	6,606	4,219	2,387
Total FRE Management and Other Fees, Net	331,339	316,740	14,599
FRE Revenues - GP Strategic Capital Platform	331,339	316,740	14,599
Total FRE Revenues	$1,393,443	$1,266,242	$127,201

(1)Includes $7.5 million and $7.0 million of catch-up fees for the six months ended June 30, 2026 and 2025, respectively.
(2)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
(3)There were no catch-up fees for the six months ended June 30, 2026. Includes $1.5 million of catch-up fees for the six months ended June 30, 2025.
(4)Includes $5.2 million and $0.8 million of catch-up fees for the six months ended June 30, 2026 and 2025, respectively.
Management Fees. For the six months ended June 30, 2026, the increase in management fees was primarily driven by the following:
•Credit increased $75.4 million, primarily due to continued fundraising and deployment of capital within new and existing products, including management fees from direct lending and alternative credit products which increased $52.5 million and $20.8 million, respectively.
•Real Assets increased $43.8 million, driven by continued fundraising and deployment of capital within new and existing Real Assets products, primarily ORENT.

•GP Strategic Capital increased $12.2 million primarily driven by fundraising in our sixth vintage GP minority stakes product.
FRE Administrative, Transaction and Other Fees. For the six months ended June 30, 2026, the increase in FRE administrative, transaction and other fees was driven primarily by an increase of $17.2 million in fee income earned for services provided to portfolio companies.
Fee offsets. For the six months ended June 30, 2026, the increase in fee offsets was driven by alternative credit and digital infrastructure products.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
FRE compensation and benefits	$396,282	$376,864	$19,418
FRE general, administrative and other expenses	182,691	166,142	16,549
Total FRE Expenses	$578,973	$543,006	$35,967
FRE Compensation and Benefits. For the six months ended June 30, 2026, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the six months ended June 30, 2026, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, and professional fees, reflecting our increased headcount due to our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Net Income Attributable to Class A Shares	$11,393	$17,426	$26,935	$24,856
Net income attributable to noncontrolling interests	49,271	53,270	113,322	82,510
Income tax expense	10,281	13,798	26,521	17,470
GAAP Income Before Income Taxes	70,945	84,494	166,778	124,836
Strategic Revenue-Share Purchase consideration amortization	11,043	11,117	22,087	22,233
DE performance revenues	—	(860)	(1,386)	(3,117)
DE performance revenues compensation	—	732	1,178	2,650
IPI Acquisition-related catch-up fees payable to sellers	—	(14,334)	—	(33,653)
Equity-based compensation - other	86,026	75,166	179,009	150,358
Equity-based compensation - acquisition-related	83,257	76,837	168,943	159,836
Equity-based compensation - Business Combination grants	16,592	17,051	33,445	28,536
Acquisition-related cash amortization	979	979	1,958	3,608
Capital-related compensation	(24)	915	279	2,116
Amortization of intangible assets	85,478	89,472	170,016	178,945
Transaction Expenses	724	9,343	136	34,529
Expense support	5,254	2,549	12,905	619
Net gains (losses) on investments	1,480	2,420	(3,275)	10,120
Change in TRA liability	2,918	2,026	5,313	6,302
Change in earnout liability	6,009	(20,629)	(10,091)	(22,947)
Interest and dividend income	(12,681)	(11,015)	(24,446)	(22,245)
Interest expense	47,740	41,986	91,621	80,510
Fee-Related Earnings Before Noncontrolling Interests	405,740	368,249	814,470	723,236
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(13,560)	(9,906)	(28,664)	(19,502)
Fee-Related Earnings	392,180	358,343	785,806	703,734
DE performance revenues	—	860	1,386	3,117
DE performance revenues compensation	—	(732)	(1,178)	(2,650)
Interest and dividend income	12,681	11,015	24,446	22,245
Interest expense	(47,740)	(41,986)	(91,621)	(80,510)
Taxes and TRA payments	(5,881)	(4,486)	(75,057)	(60,406)
Distributable Earnings	$351,240	$323,014	$643,782	$585,530

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Management Fees	$661,565	$623,369	$1,325,409	$1,227,555
Strategic Revenue-Share Purchase consideration amortization	11,043	11,117	22,087	22,233
IPI Acquisition-related catch-up fees payable to sellers	—	(14,334)	—	(33,653)
FRE Management Fees	$672,608	$620,152	$1,347,496	$1,216,135

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Administrative, Transaction, and Other Fees	$102,453	$78,758	$197,227	$151,746
Reimbursed expenses	(70,535)	(52,979)	(134,121)	(105,813)
FRE Administrative, Transaction and Other Fees	$31,918	$25,779	$63,106	$45,933

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Performance Revenues	$102	$979	$6,167	$7,291
DE performance revenues	—	(860)	(1,386)	(3,117)
FRE Performance Revenues	$102	$119	$4,781	$4,174

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Revenues	$753,052	$703,106	$1,506,863	$1,386,592
Strategic Revenue-Share Purchase consideration amortization	11,043	11,117	22,087	22,233
DE performance revenues	—	(860)	(1,386)	(3,117)
IPI Acquisition-related catch-up fees payable to sellers	—	(14,334)	—	(33,653)
Reimbursed expenses	(70,535)	(52,979)	(134,121)	(105,813)
FRE Revenues	$693,560	$646,050	$1,393,443	$1,266,242

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Compensation and Benefits	$359,408	$326,300	$735,282	$652,240
DE performance revenues compensation	—	(732)	(1,178)	(2,650)
Equity-based compensation - other	(86,026)	(75,166)	(179,009)	(150,358)
Equity-based compensation - acquisition-related	(28,350)	(19,914)	(59,751)	(41,415)
Equity-based compensation - Business Combination grants	(16,592)	(17,051)	(33,445)	(28,536)
Acquisition-related cash amortization	(979)	(979)	(1,958)	(3,608)
Capital-related compensation	24	(915)	(279)	(2,116)
Reimbursed expenses	(32,550)	(22,601)	(63,380)	(46,693)
FRE Compensation and Benefits	$194,935	$188,942	$396,282	$376,864

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP General, Administrative and Other Expenses	$191,755	$188,052	$375,665	$378,831
Equity-based compensation - acquisition-related	(54,907)	(56,923)	(109,192)	(118,421)
Transaction Expenses	(724)	(9,343)	(136)	(34,529)
Expense support	(5,254)	(2,549)	(12,905)	(619)
Reimbursed expenses	(37,985)	(30,378)	(70,741)	(59,120)
FRE General, Administrative and Other Expenses	$92,885	$88,859	$182,691	$166,142

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Income Before Income Taxes	$70,945	$84,494	$166,778	$124,836
GAAP Revenues	$753,052	$703,106	$1,506,863	$1,386,592
GAAP Margin	9.4%	12.0%	11.1%	9.0%

Fee-Related Earnings Before Noncontrolling Interests	$405,740	$368,249	$814,470	$723,236
FRE Revenues	$693,560	$646,050	$1,393,443	$1,266,242
FRE Margin	58.5%	57.0%	58.5%	57.1%
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
We ended the second quarter of 2026 with $169.1 million of cash and cash equivalents and approximately $1.1 billion available under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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
Debt Obligations
As of June 30, 2026, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”) and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2034 Notes, the “Notes”). We also had $1.345 billion outstanding under our Revolving Credit Facility as of June 30, 2026. As of July 31, 2026, $925.0 million was outstanding under the Revolving Credit Facility.

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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of June 30, 2026, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Holdings assets, we expect to pay approximately $1.7 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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

Share Repurchases and RSUs Withheld for Tax Withholding
In February 2025, Blue Owl’s Board authorized the 2025 Program. Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 1,710,117 Class A Shares, for an aggregate of $25.0 million, under the 2025 Program during the six months ended June 30, 2026. There were no repurchases made under the 2025 Program during the three months ended June 30, 2026. We repurchased 114,228 Class A Shares under the 2025 Program during the three and six months ended June 30, 2025.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and six months ended June 30, 2026, 3,811 RSUs with a fair value of $37 thousand and 2,603,347 RSUs with a fair value of $32.0 million, respectively, were withheld to satisfy tax withholding obligations. During the three and six months ended June 30, 2025, 19,611 RSUs with a fair value of $0.4 million and 2,249,769 RSUs with a fair value of $53.8 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts are classified as liabilities in our consolidated statements of financial position and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event with respect to the KAM Earnouts, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. During the second quarter of 2026, we made a payment of $59.9 million related to the 2025 KAM Earnout Period (as defined in Note 3 to the financial statements in our Annual Report). For additional information on these earnout liabilities, see Note 3 to our financial statements in our Annual Report.
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
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for a given year, which will be reassessed on an annual basis. For the second quarter of 2026, we declared a dividend of $0.23 to shareholders of record as of the close of business on August 13, 2026, which will be paid on August 27, 2026. We set the target annual dividend for fiscal year 2026 at $0.92 per Class A Share (representing a fixed quarterly dividend of $0.23 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.
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
Cash Flows Analysis

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$564,061	$440,093	$123,968
Investing activities	(81,770)	(262,206)	180,436
Financing activities	(507,746)	(212,363)	(295,383)
Net Change in Cash and Cash Equivalents	$(25,455)	$(34,476)	$9,021
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
Net cash flows from operating activities for the six months ended June 30, 2026 increased from the prior year period due to higher management fees, partially offset by higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.
Net cash flows from operating activities for the six months ended June 30, 2025 increased from the prior year period due to higher management fees, partially offset by higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.

Included in the six months ended June 30, 2026 were the cash outflows of the portion of the KAM Earnouts classified as contingent consideration in excess of the acquisition-date fair value that was paid in the second quarter of 2026. The amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the six months ended June 30, 2026 were primarily related to investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Cash flows from investing activities for the six months ended June 30, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Financing Activities. Cash flows from financing activities for the six months ended June 30, 2026 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance working capital needs and general corporate purposes. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, and amounts paid under the TRA. Included in the six months ended June 30, 2026, was the cash portion of the KAM Earnouts that was paid in the second quarter of 2026, up to the acquisition-date fair value, as discussed above.
Cash flows from financing activities for the six months ended June 30, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as amounts paid under the TRA. Included in the six months ended June 30, 2025, was the cash portion of the IPI Subsequent Payment that was settled in the second quarter of 2025, which amount represented catch-up fees earned from Blue Owl Digital Infrastructure Fund III that were passed on to the IPI sellers.
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

TRA Liability
We carry a portion of our TRA liability at fair value, as it is contingent consideration related to the Dyal Acquisition (as defined in Note 1 to the financial statements in our Annual Report). The valuation of this portion of the TRA liability is mostly sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a corresponding negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction. See Note 4 to our Financial Statements for additional details.
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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the six months ended June 30, 2026, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated financial institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. See “Item 1A. Risk Factors — Risks Related to Macroeconomic Factors” in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of business, we are from time to time involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our Annual Report. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our financial results in any particular period. See Note 8 to our Financial Statements for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements

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

Date: July 31, 2026	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$169,057	$194,512
Due from related parties	690,838	694,056
Investments (includes $423,339 and $358,153 at fair value and $222,081 and $162,747 of investments in the Company’s products, respectively)	563,671	484,389
Operating lease assets	450,642	456,204
Strategic Revenue-Share Purchase consideration, net	307,120	329,207
Deferred tax assets	1,426,676	1,413,528
Intangible assets, net	2,718,784	2,888,800
Goodwill	5,624,469	5,624,469
Other assets, net	382,902	382,519
Total Assets	$12,334,159	$12,467,684
Liabilities
Debt obligations, net	$3,812,233	$3,324,426
Accrued compensation	434,731	525,550
Operating lease liabilities	532,315	538,147
TRA liability (includes $98,659 and $106,793 at fair value, respectively)	1,636,766	1,658,999
Earnout liability, at fair value	93,700	163,700
Deferred tax liabilities	37,995	39,663
Accounts payable, accrued expenses and other liabilities	172,622	163,000
Total Liabilities	6,720,362	6,413,485
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 683,908,596 and 667,278,210 issued and outstanding, respectively	68	67
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 572,034,424 and 584,552,295 issued and outstanding, respectively	57	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 303,149,203 and 304,449,203 issued and outstanding, respectively	30	30
Additional paid-in capital	3,882,396	3,812,770
Accumulated deficit	(1,888,494)	(1,609,455)
Accumulated other comprehensive income	2,473	1,892
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,996,530	2,205,362
Stockholders’ equity attributable to noncontrolling interests	3,617,267	3,848,837
Total Stockholders’ Equity	5,613,797	6,054,199
Total Liabilities and Stockholders’ Equity	$12,334,159	$12,467,684
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Management fees, net (includes Part I Fees of $137,041, $137,965, $275,069 and $270,521, respectively)	$752,950	$702,127	$1,500,696	$1,379,301
Performance revenues	102	979	6,167	7,291
Total Revenues, Net	753,052	703,106	1,506,863	1,386,592
Expenses
Compensation and benefits	359,408	326,300	735,282	652,240
Amortization of intangible assets	85,478	89,472	170,016	178,945
General, administrative and other expenses	191,755	188,052	375,665	378,831
Total Expenses	636,641	603,824	1,280,963	1,210,016
Other Loss
Net gains (losses) on investments	(1,480)	(2,420)	3,275	(10,120)
Interest and dividend income	12,681	11,015	24,446	22,245
Interest expense	(47,740)	(41,986)	(91,621)	(80,510)
Change in TRA liability	(2,918)	(2,026)	(5,313)	(6,302)
Change in earnout liability	(6,009)	20,629	10,091	22,947
Total Other Loss	(45,466)	(14,788)	(59,122)	(51,740)
Income Before Income Taxes	70,945	84,494	166,778	124,836
Income tax expense	10,281	13,798	26,521	17,470
Consolidated Net Income	60,664	70,696	140,257	107,366
Net income attributable to noncontrolling interests	(49,271)	(53,270)	(113,322)	(82,510)
Net Income Attributable to Blue Owl Capital Inc.	$11,393	$17,426	$26,935	$24,856

Earnings per Class A Share
Basic	$0.02	$0.03	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.02
Weighted-Average Class A Shares
Basic(1)	688,509,841	649,685,215	684,488,650	637,835,492
Diluted	688,509,841	656,056,036	684,813,494	647,340,111

(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares. These RSUs do not participate in dividends until settled in Class A Shares. See Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Net Income	$60,664	$70,696	$140,257	$107,366
Other comprehensive income - cash flow hedges, net of tax	5,053	5,772	1,903	5,772
Comprehensive Income	65,717	76,468	142,160	113,138
Comprehensive income attributable to noncontrolling interests	(52,325)	(56,617)	(114,644)	(85,857)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$13,392	$19,851	$27,516	$27,281
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A Shares Par Value
Beginning balance	$68	$63	$67	$61
Share exchanges	—	2	1	4
Ending Balance	$68	$65	$68	$65

Class C Shares Par Value
Beginning balance	$58	$61	$58	$58
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	—	4
Share exchanges	—	(2)	(1)	(3)
Shares delivered on vested Common Units	(1)	—	—	—
Ending Balance	$57	$59	$57	$59

Class D Shares Par Value
Beginning balance	$30	$31	$30	$31
Ending Balance	$30	$31	$30	$31

Additional Paid-in Capital
Beginning balance	$3,843,448	$3,579,592	$3,812,770	$3,269,239
Deferred taxes on capital transactions	9,543	109,829	29,103	128,840
TRA liability on capital transactions	(21,239)	(127,089)	(37,253)	(206,596)
Equity-based compensation	21,828	11,734	40,338	26,306
Withholding taxes on vested RSUs	(14)	(150)	(12,557)	(20,107)
Class A Share repurchases	—	(1,691)	(25,000)	(1,691)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	28,830	143,551	74,995	519,785
Other	—	3	—	3
Ending Balance	$3,882,396	$3,715,779	$3,882,396	$3,715,779

Accumulated Deficit
Beginning balance	$(1,744,454)	$(1,244,211)	$(1,609,455)	$(1,141,631)
Cash dividends declared on Class A Shares	(155,433)	(140,771)	(305,974)	(250,781)
Net income attributable to Blue Owl Capital Inc.	11,393	17,426	26,935	24,856
Ending Balance	$(1,888,494)	$(1,367,556)	$(1,888,494)	$(1,367,556)

Accumulated Other Comprehensive Income
Beginning balance	$474	$—	$1,892	$—
Other comprehensive income attributable to Blue Owl Capital Inc.	1,999	2,425	581	2,425
Ending Balance	$2,473	$2,425	$2,473	$2,425

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$1,996,530	$2,350,803	$1,996,530	$2,350,803
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,687,984	$4,093,664	$3,848,837	$3,678,278
Equity-based compensation	128,256	138,392	280,952	270,073
Contributions	4,342	10,359	6,750	20,066
Distributions	(226,787)	(222,417)	(539,467)	(490,163)
Withholding taxes on vested RSUs	(23)	(242)	(19,454)	(33,675)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(28,830)	(143,551)	(74,995)	(519,785)
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	76,190	—	998,361
Net income attributable to noncontrolling interests	49,271	53,270	113,322	82,510
Other comprehensive income attributable to noncontrolling interests	3,054	3,347	1,322	3,347
Ending Balance	$3,617,267	$4,009,012	$3,617,267	$4,009,012

Total Stockholders’ Equity	$5,613,797	$6,359,815	$5,613,797	$6,359,815

Cash Dividends Paid per Class A Share	$0.230	$0.225	$0.455	$0.405

Number of Class A Shares
Beginning balance	675,802,413	625,652,391	667,278,210	608,346,194
Class A Share repurchases	—	(114,228)	(1,710,117)	(114,228)
Shares delivered on vested RSUs	41,914	55,160	3,535,834	2,866,995
Class C Shares and Common Units exchanged for Class A Shares	6,914,269	24,898,829	13,504,669	37,596,985
Class D Shares and Common Units exchanged for Class A Shares	1,150,000	600,000	1,300,000	2,396,206
Other	—	294	—	294
Ending Balance	683,908,596	651,092,446	683,908,596	651,092,446

Number of Class C Shares
Beginning balance	578,948,693	607,561,169	584,552,295	579,980,769
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	4,417,921	—	43,509,675
Share exchanges	(6,914,269)	(24,898,829)	(13,504,669)	(37,596,985)
Shares delivered on vested Common Units	—	3,311,850	986,798	4,498,652
Ending Balance	572,034,424	590,392,111	572,034,424	590,392,111

Number of Class D Shares
Beginning balance	304,299,203	308,619,203	304,449,203	310,415,409
Share exchanges	(1,150,000)	(600,000)	(1,300,000)	(2,396,206)
Ending Balance	303,149,203	308,019,203	303,149,203	308,019,203
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Consolidated net income	$140,257	$107,366
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	170,016	178,945
Equity-based compensation	381,397	338,730
Depreciation and amortization of fixed assets	14,220	11,675
Amortization of debt discounts and deferred financing costs	3,988	3,864
Non-cash interest and dividend income	(19,925)	(17,483)
Net change in operating lease assets and operating lease liabilities	(270)	4,834
Payment of earnout liability in excess of acquisition-date fair value	(24,909)	(728)
Net (gains) losses on investments, net of dividends on equity-method investments	283	12,760
Change in TRA liability	5,313	6,302
Change in earnout liability	(10,091)	(22,947)
Deferred income taxes	14,309	6,326
Changes in operating assets and liabilities:
Due from related parties	3,218	(31,341)
Strategic Revenue-Share Purchase consideration	22,087	22,233
Other assets, net	4,626	(33,116)
Accrued compensation	(150,926)	(132,223)
Accounts payable, accrued expenses and other liabilities	10,468	(15,104)
Net Cash Provided by Operating Activities	564,061	440,093
Cash Flows from Investing Activities
Purchases of fixed assets	(22,129)	(23,385)
Purchases of investments	(86,259)	(41,712)
Proceeds from investment sales and maturities	26,618	47,471
Cash consideration paid for acquisitions, net of cash acquired	—	(244,580)
Net Cash Used in Investing Activities	(81,770)	(262,206)
Cash Flows from Financing Activities
Proceeds from debt obligations	1,560,000	1,310,000
Repayments of debt obligations	(1,075,000)	(660,000)
Payment of earnout liability, up to acquisition-date fair value	(35,000)	(36,438)
Payments under the TRA	(64,799)	(53,540)
Withholding taxes on vested RSUs	(32,011)	(53,782)
Dividends paid on Class A Shares	(305,974)	(250,781)
Class A Share repurchases	(25,000)	(1,691)
Contributions from noncontrolling interests	9,505	24,032
Distributions to noncontrolling interests	(539,467)	(490,163)
Net Cash Provided by (Used in) Financing Activities	(507,746)	(212,363)
Net Decrease in Cash and Cash Equivalents	(25,455)	(34,476)
Cash and cash equivalents, beginning of period	194,512	152,089
Cash and Cash Equivalents, End of Period	$169,057	$117,613
Supplemental Information
Cash paid for interest	$88,353	$73,830
Cash paid for income taxes	$13,140	$9,995
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

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
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs that were outstanding as of June 30, 2026:

June 30, 2026
Class A Shares	683,908,596
Class C Shares	572,034,424
Class D Shares	303,149,203
RSUs	37,499,846
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of June 30, 2026, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of June 30, 2026, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares. No Class B Shares have been issued to-date since inception.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of June 30, 2026:

Units	June 30, 2026
GP Units	683,908,596
Common Units	875,183,627
Incentive Units	38,312,677
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
June 30, 2026
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
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Fair value of shares purchased pursuant to the 2025 Program	$—	$1,691	$25,000	$1,691
Number of shares purchased pursuant to the 2025 Program	—	114,228	1,710,117	114,228
Fair value of RSUs withheld to satisfy tax withholding obligations	$37	$392	$32,011	$53,782
Number of RSUs withheld to satisfy tax withholding obligations	3,811	19,611	2,603,347	2,249,769
Acquisitions-Related Earnouts
In connection with certain Acquisitions, the Company agreed to deliver additional consideration to the sellers upon the occurrence of certain triggering events. See Note 3 for additional information regarding earnout arrangements for certain acquisitions. See Note 1, Note 3 and Note 10 to the financial statements in the Company’s Annual Report for additional information regarding earnout arrangements for certain other acquisitions.
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
June 30, 2026
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
Acquisitions and Earnout Related Payments
For additional information on the Company’s acquisitions, see Note 1 and Note 3 to the financial statements in the Company’s Annual Report.
During the second quarter of 2026, the Company made a payment of $59.9 million related to the 2025 KAM Earnout Period (as defined in Note 3 to the financial statements in the Company’s Annual Report).

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	June 30, 2026	December 31, 2025	Remaining Weighted-Average Amortization Period as of June 30, 2026
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,505,420	10.6 years
Investor relationships	575,300	575,300	7.2 years
Total intangible assets, gross	4,080,720	4,080,720

Accumulated amortization:
Investment management agreements	(1,134,180)	(990,915)
Investor relationships	(227,756)	(201,005)
Total accumulated amortization	(1,361,936)	(1,191,920)
Total Intangible Assets, Net	$2,718,784	$2,888,800
The following table presents expected future amortization of finite-lived intangible assets as of June 30, 2026:

(dollars in thousands)
Period	Amortization
July 1, 2026 to December 31, 2026	$172,446
2027	323,069
2028	316,679
2029	310,984
2030	276,126
Thereafter	1,319,480
Total	$2,718,784
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	June 30, 2026	December 31, 2025
Preferred equity investment, at fair value	$310,171	$290,594
Equity investments in the Company’s products, equity method	79,482	67,391
Loans and deferred purchase price receivable, at amortized cost (includes $29,431 and $27,797 in the Company’s products, respectively)	60,850	58,845
Equity investments in the Company’s products, at fair value	108,545	61,906
Investments in the Company’s CLOs, at fair value	4,623	5,653
Total	$563,671	$484,389

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The tables below summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Level I	Level II	Level III	Total
Cash Equivalents, at Fair Value
Money market funds	$55,406	$—	$—	$55,406
Investments, at Fair Value
Preferred equity investment	—	—	310,171	310,171
Equity investments in the Company’s products	—	108,545	—	108,545
CLOs	—	—	4,623	4,623
Total Investments, at Fair Value	$—	$108,545	$314,794	$423,339
Total Assets, at Fair Value	$55,406	$108,545	$314,794	$478,745

Liabilities, at Fair Value
TRA liability	$—	$—	$98,659	$98,659
Earnout liability	—	—	93,700	93,700
Total Liabilities, at Fair Value	$—	$—	$192,359	$192,359

	December 31, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$290,594	$290,594
Equity investments in the Company’s products	—	61,906	—	61,906
CLOs	—	—	5,653	5,653
Total Assets, at Fair Value	$—	$61,906	$296,247	$358,153

Liabilities, at Fair Value
TRA liability	$—	$—	$106,793	$106,793
Earnout liability	—	—	163,700	163,700
Total Liabilities, at Fair Value	$—	$—	$270,493	$270,493

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$303,685	$4,375	$308,060
Purchases(1)	9,475	—	9,475
Net gains (losses)	(2,989)	248	(2,741)
Ending Balance	$310,171	$4,623	$314,794
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(2,989)	$248	$(2,741)

Six Months Ended June 30, 2026	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$290,594	$5,653	$296,247
Purchases(1)	18,571	—	18,571
Net gains (losses)	1,006	(1,030)	(24)
Ending Balance	$310,171	$4,623	$314,794
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$1,006	$(1,030)	$(24)

(1)Preferred equity purchases includes $9.5 million and $18.6 million respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

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

(1)Preferred equity purchases includes $8.4 million and $16.5 million respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Three Months Ended June 30, 2026	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$95,748	$147,600	$243,348
Issuances	—	—	—
Settlements	—	(59,909)	(59,909)
Net losses	2,911	6,009	8,920
Ending Balance	$98,659	$93,700	$192,359
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,911	$6,009	$8,920

Six Months Ended June 30, 2026	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$106,793	$163,700	$270,493
Issuances	—	—	—
Settlements	(14,100)	(59,909)	(74,009)
Net (gains) losses	5,966	(10,091)	(4,125)
Ending Balance	$98,659	$93,700	$192,359
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$5,966	$(10,091)	$(4,125)

Three Months Ended June 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$97,228	$305,680	$402,908
Settlements	—	(113,350)	(113,350)
Net (gains) losses	2,274	(20,632)	(18,358)
Ending Balance	$99,502	$171,698	$271,200
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$2,274	$(8,666)	$(6,392)

Six Months Ended June 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	(113,350)	(127,906)
Net (gains) losses	5,801	(22,947)	(17,146)
Ending Balance	$99,502	$171,698	$271,200
Change in net unrealized losses on liabilities still recognized at the reporting date	$5,801	$8,698	$14,499
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
June 30, 2026
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
Earnout Liability
As of June 30, 2026 and December 31, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3 to the financial statements in the Company’s Annual Report).
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2026:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$310,171	Discounted cash flow	Discount Rate	14%	-	14%	14%	Decrease
CLOs	4,623	Discounted cash flow	Yield	11%	-	15%	12%	Decrease
Total Assets, at Fair Value	$314,794

Liabilities
TRA liability	$98,659	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	93,700	Monte Carlo Simulation	Volatility	23%	-	27%	24%	Decrease
Total Liabilities, at Fair Value	$192,359

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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
Fair Value of Other Financial Instruments
As of June 30, 2026, the fair value of the Company’s debt obligations was approximately $3.6 billion compared to a carrying value of $3.8 billion, of which $2.2 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2025, the fair value of the Company’s debt obligations was approximately $3.2 billion, compared to a carrying value of $3.3 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of June 30, 2026 and December 31, 2025, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated balance sheets was approximately $640.0 million and $652.3 million, respectively, compared to a carrying value of $1.5 billion and $1.6 billion, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of June 30, 2026 and December 31, 2025, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost	$15,618	$11,003	$31,183	$21,749
Short term lease cost	132	687	304	1,386
Net Lease Cost	$15,750	$11,690	$31,487	$23,135

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Lease Cash Flow Information	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$14,239	$8,766	$29,197	$17,943

Right-of-use assets obtained in exchange for lease obligations:
Operating leases(2)	$9,765	$(2,241)	$10,977	$22,845
(1)The amount presented above includes tenant improvement allowances received from the lessor of $0.9 million for the three and six months ended June 30, 2026.
(2)The amount presented above includes a reduction related to the shortening of a lease term and rent abatements on existing leases of $2.6 million for the three and six months ended June 30, 2025.

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	12.4 years	12.9 years

Weighted-average discount rate:
Operating leases	5.7%	5.7%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
July 1, 2026 to December 31, 2026	$31,000
2027	64,427
2028	51,108
2029	47,526
2030	66,256
Thereafter	508,392
Total Lease Payments	768,709
Imputed interest	(236,394)
Total Lease Liabilities	$532,315
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $26.7 million related to leases that have not commenced that were entered into as of June 30, 2026. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in the Company’s consolidated statements of financial condition. These operating lease payments are anticipated to commence in the third quarter of 2026 and continue for approximately 6 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
6. OTHER ASSETS, NET

(dollars in thousands)	June 30, 2026	December 31, 2025
Fixed assets, net:
Leasehold improvements	$228,151	$215,658
Furniture and fixtures	50,755	43,187
Computer hardware and software	16,256	14,946
Accumulated depreciation and amortization	(69,070)	(54,850)
Fixed assets, net	226,092	218,941
Prepaid expenses	61,056	33,456
Receivables	36,934	47,444
Deferred incentives paid to customers	27,021	44,953
Unamortized debt issuance costs on revolving credit facilities	9,644	10,825
Other assets	22,155	26,900
Total	$382,902	$382,519
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	June 30, 2026
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,262
2031 Notes	6/10/2031	700,000	700,000	—	691,646
2032 Notes	2/15/2032	400,000	400,000	—	394,755
2034 Notes	4/18/2034	1,000,000	1,000,000	—	982,604
2051 Notes	10/7/2051	350,000	350,000	—	338,966
Revolving Credit Facility	8/8/2030	2,450,000	1,345,000	1,094,244	1,345,000
Total		$4,959,800	$3,854,800	$1,094,244	$3,812,233

	December 31, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,115
2031 Notes	6/10/2031	700,000	700,000	—	690,796
2032 Notes	2/15/2032	400,000	400,000	—	394,286
2034 Notes	4/18/2034	1,000,000	1,000,000	—	981,481
2051 Notes	10/7/2051	350,000	350,000	—	338,748
Revolving Credit Facility	8/8/2030	2,450,000	860,000	1,579,244	860,000
Total		$4,959,800	$3,369,800	$1,579,244	$3,324,426

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Revolving Credit Facility
The Company, through its indirect subsidiary, Blue Owl Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”). Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of (a) secured overnight financing rate (“SOFR”) plus a margin of 0.875% to 1.375% or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) SOFR plus 1%, plus a margin of 0.00% to 0.375%. The Company is subject to an undrawn commitment fee rate of 0.07% to 0.2% of the daily amount of available revolving commitment. The borrowing rates for balances outstanding under the Revolving Credit Facility as of June 30, 2026 and December 31, 2025 were 4.75% and 4.94%, respectively. As of July 31, 2026, $925.0 million was outstanding under the Revolving Credit Facility.
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
During the six months ended June 30, 2026 and 2025, the Company made TRA payments of $64.8 million and $53.5 million, respectively, inclusive of interest, and including $4.6 million and $4.8 million, respectively, paid to related parties. The table below presents management’s estimate as of June 30, 2026, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
July 1, 2026 to December 31, 2026	$—
2027	77,082
2028	104,295
2029	114,833
2030	110,490
Thereafter	1,331,320
Total Payments	1,738,020
Less adjustment to fair value for contingent consideration	(101,254)
Total TRA Liability	$1,636,766

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Unfunded Product Commitments
As of June 30, 2026, the Company had unfunded investment commitments to its products of $45.7 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of June 30, 2026, the Company has not had prior claims or losses pursuant to these arrangements.
Litigation
In the ordinary course of business, we are from time to time involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our Annual Report. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could materially affect its results of operations, financial condition or cash flows.
Section 36(b) Matters
On April 27, 2026, a derivative action was brought by Richard Delman on behalf of Blue Owl Capital Corporation (“OBDC”) in the United States District Court for the Southern District of New York, alleging that Blue Owl Credit Advisors LLC (“BOCA”), an indirect subsidiary of the Company, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In June and July of 2026, three derivative actions were brought in the United States District Courts for the Southern District of New York and the District of Maryland on behalf of Blue Owl Technology Finance Corp. (“OTF”) by purported OTF shareholders, each of which allege that Blue Owl Technology Credit Advisors LLC (“BOTCA”), an indirect subsidiary of the Company, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. One of the actions also names certain directors and officers of the Company as additional defendants. Each of these Section 36(b) actions seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreements with BOCA and BOTCA, respectively. The Section 36(b) actions are in their preliminary stages. The Company believes each of the claims asserted in the aforementioned complaints are without merit and intends to vigorously defend against each of them. The outcome of each matter is inherently uncertain, and the Company is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from each matter.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Credit Platform
Direct lending	$328,882	$314,731	$666,350	$613,820
Alternative credit	30,942	19,318	61,312	40,503
Investment grade credit	17,719	16,199	35,522	32,886
Liquid credit	4,367	5,555	9,119	13,035
Other	9,403	12,213	25,465	22,146
Management Fees	391,313	368,016	797,768	722,390
Administrative, transaction and other fees	57,847	54,609	114,483	106,219
Fee offsets(1)	(7,355)	—	(14,711)	—
Total Management and Other Fees, Net	441,805	422,625	897,540	828,609
Performance revenues	94	979	2,209	3,935
Total GAAP Revenues - Credit Platform	441,899	423,604	899,749	832,544

Real Assets Platform
Net lease	65,648	47,514	131,027	94,350
Real estate credit	11,957	9,687	23,899	20,068
Digital infrastructure	35,260	48,226	70,069	100,459
Management Fees	112,865	105,427	224,995	214,877
Administrative, transaction and other fees	27,197	11,444	52,279	21,950
Fee offsets(1)	(3,713)	—	(7,229)	—
Total Management and Other Fees, Net	136,349	116,871	270,045	236,827
Performance revenues	8	—	3,958	3,356
Total GAAP Revenues - Real Assets Platform	136,357	116,871	274,003	240,183

GP Strategic Capital Platform
GP minority stakes	162,541	154,269	312,881	302,712
GP debt financing	4,647	5,833	9,445	8,225
Professional sports minority stakes	1,242	941	2,407	1,584
Strategic Revenue-Share Purchase consideration amortization	(11,043)	(11,117)	(22,087)	(22,233)
Management Fees	157,387	149,926	302,646	290,288
Administrative, transaction and other fees	17,409	12,705	30,465	23,577
Total Management and Other Fees, Net	174,796	162,631	333,111	313,865
Total GAAP Revenues - GP Strategic Capital Platform	174,796	162,631	333,111	313,865
Total GAAP Revenues	$753,052	$703,106	$1,506,863	$1,386,592
(1)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in the Company’s products.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Management Fees Receivable
Beginning balance	$448,195	$356,413
Ending balance	$429,300	$397,146

Administrative, Transaction and Other Fees Receivable
Beginning balance	$111,690	$67,920
Ending balance	$104,014	$81,967

Performance Revenues Receivable
Beginning balance	$1,381	$1,672
Ending balance	$—	$335

Unearned Management Fees
Beginning balance	$3,866	$7,613
Ending balance	$8,118	$9,619
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration. Substantially all of the consideration was paid in Class A Shares in 2021 and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over the average period the related customer revenues are expected to be recognized. As of June 30, 2026, the remaining weighted average amortization period was 7.0 years.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Beginning balance	$329,207	$373,528
Amortization	(22,087)	(22,233)
Ending Balance	$307,120	$351,295

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Starting in the third quarter of 2025, the Company paid certain investors in the Company’s products incentives that are being amortized in fee offsets in the Company’s consolidated statements of operations. These incentives are recognized over the related performance obligation period, and unamortized amounts are recorded within other assets in the Company’s consolidated statements of financial condition. The amortization amounts are presented as fee offsets in the first table above within this Note. As of June 30, 2026, the remaining weighted average amortization period was 1.2 years.

(dollars in thousands)	Six Months Ended June 30, 2026
Beginning balance	$44,953
Deferred incentives paid to customers	4,008
Amortization	(21,940)
Ending Balance	$27,021
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
As of June 30, 2026, the total number of Class A Shares and Common Units, collectively, that may be issued in respect of any RSUs, Incentive Units or other instruments awarded under the 2021 Omnibus Plan was 202,493,661, of which 68,811,811 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan.
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
The table below presents information regarding equity-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Business Combination grants	$16,592	$17,051	$33,445	$28,536
Acquisition related	83,257	76,837	168,943	159,836
Other	86,026	75,166	179,009	150,358
Equity-Based Compensation Expense	$185,875	$169,054	$381,397	$338,730
Corresponding tax benefit	$1,044	$699	$1,804	$2,977

Fair value of RSUs settled in Class A Shares	$411	$1,102	$43,386	$68,417

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued in the second half of 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $466.3 million as of June 30, 2026.
Incentive Units issued under this agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of June 30, 2026, unamortized expense related to the Services Agreement was $442.9 million, with a remaining amortization period of 2.0 years.
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
The Company had an effective tax rate of 14.5% and 15.9% for the three and six months ended June 30, 2026, and 16.3% and 14.0% for the three and six months ended June 30, 2025. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2026, the Company has not recorded any valuation allowances.
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
June 30, 2026
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These RSUs do not participate in dividends until settled in Class A Shares. These vested RSUs totaled 10,027,231 and 10,287,049 for the three and six months ended June 30, 2026, respectively, and 11,972,391 and 11,703,483 for the three and six months ended June 30, 2025, respectively.
(2)As of June 30, 2026, the Prima Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares have not been included in the calculation of basic earnings per share for the quarter ended June 30, 2026. Had June 30, 2026 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended June 30, 2026.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
(3)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.
(4)As of June 30, 2026, the Atalaya Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Atalaya Earnouts had not occurred. Had June 30, 2026 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended June 30, 2026.
(5)As of June 30, 2026, the contingencies related to the Services Agreement payments have not yet been resolved. Had June 30, 2026 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the quarter ended June 30, 2026.
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

Three Months Ended June 30, 2026	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$11,393	688,509,841	$0.02
Effect of dilutive securities:
Unvested RSUs	—	—		26,796,811
Vested Common Units	—	—		880,589,346
Vested Incentive Units	—	—		19,782,569
Unvested Incentive Units	—	—		16,571,783
Diluted	$11,393	688,509,841	$0.02

Six Months Ended June 30, 2026	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$26,935	684,488,650	$0.04
Effect of dilutive securities:
Unvested RSUs	—	324,844		—
Vested Common Units	—	—		883,900,327
Vested Incentive Units	—	—		17,426,673
Unvested Incentive Units	—	—		16,603,714
Diluted	$26,935	684,813,494	$0.04

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Three Months Ended June 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$17,426	649,685,215	$0.03
Effect of dilutive securities:
Unvested RSUs	—	5,805,842		—
Vested Common Units	—	—		910,402,615
Vested Incentive Units	—	—		8,304,892
Unvested Incentive Units	—	—		22,500,154
Prima Earnouts	—	—		—
IPI Subsequent Payment	(4,800)	564,979		—
Diluted	$12,626	656,056,036	$0.02

Six Months Ended June 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$24,856	637,835,492	$0.04
Effect of dilutive securities:
Unvested RSUs	—	7,728,855		—
Vested Common Units	—	—		917,526,819
Vested Incentive Units	—	—		8,416,456
Unvested Incentive Units	—	—		21,717,612
IPI Subsequent Payment	(10,496)	1,775,764		—
Diluted	$14,360	647,340,111	$0.02

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

(dollars in thousands)	June 30, 2026	December 31, 2025
Management fees	$420,520	$430,539
Performance revenues	—	1,381
Administrative fees	104,014	111,690
Other expenses paid on behalf of the Company’s products and other related parties	166,304	150,446
Due from Related Parties	$690,838	$694,056

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $47.7 million and $85.3 million for the three and six months ended June 30, 2026, respectively, and $27.7 million and $58.1 million for the three and six months ended June 30, 2025, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $31.5 million and $63.0 million for the three and six months ended June 30, 2026, respectively, and $28.7 million and $55.5 million for the three and six months ended June 30, 2025, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $4.7 million and $12.8 million for the three and six months ended June 30, 2026, respectively, and $2.7 million and $0.8 million for the three and six months ended June 30, 2025, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company in accordance with applicable policies and procedures to the extent that such reimbursement is eligible under such product’s agreements. The Company does not bear any operating, personnel or maintenance costs associated with the aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $1.8 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively.
Promissory Notes
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, which was amended in October 2025 to extend the maturity date by one year, allowing the product to borrow from the Company up to an aggregate amount of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2027. As of June 30, 2026, $8.2 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2026, respectively. As of June 30, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2025, respectively.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Investment Sale with Deferred Purchase Price
On December 30, 2024, the Company sold an investment in a product it manages to another product managed by the Company for cash consideration of $22.3 million and a deferred, non-interest bearing amount due of $44.5 million, payable in two equal installments on December 31, 2025 and December 31, 2026. The Company recorded a deferred purchase price receivable of $40.6 million for the deferred purchase price, representing the present value of these installment payments, and is recognizing the discount as interest income over the two-year deferred payment period.
As of June 30, 2026, $21.3 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.0 million of interest income for the three and six months ended June 30, 2026. As of June 30, 2025, $41.6 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.0 million of interest income for the three and six months ended June 30, 2025, respectively.
14. SUBSEQUENT EVENTS
Dividend
On July 30, 2026, the Company announced a cash dividend of $0.23 per Class A Share. The dividend is payable on August 27, 2026, to holders of record as of the close of business on August 13, 2026.