Form 10-Q
period 2026-09-30
BLUE OWL CAPITAL INC.
filed 2026-10-30
CIK 1823945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2026
Class A common stock, par value $0.0001	692,779,154
Class B common stock, par value $0.0001	—
Class C common stock, par value $0.0001	572,636,840
Class D common stock, par value $0.0001	301,289,203

DEFINED TERMS

Annual Report	Refers to our annual report for the year ended December 31, 2025, filed with the SEC on Form 10-K on February 19, 2026.

Assets Under Management or AUM
Refers to the assets that we manage, and is generally equal to the sum of (i) net asset value (“NAV”); (ii) drawn and undrawn debt; (iii) uncalled capital commitments; (iv) total managed assets for certain Credit and Real Assets products; and (v) par value of collateral for collateralized loan obligations (“CLOs”) and other securitizations.

Atalaya Acquisition	Refers to the acquisition of the business of alternative credit manager Atalaya Capital Management LP (“Atalaya”) that was completed on September 30, 2024.

our BDCs	Refers to the business development companies (“BDCs”) we manage, as regulated under the Investment Company Act of 1940, as amended (the “Investment Company Act”): Blue Owl Capital Corporation (NYSE: OBDC) (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (NYSE: OTF) (“OTF”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Income Corp. (“OTIC”), until January 13, 2025, Blue Owl Capital Corporation III (“OBDE”) and, until March 24, 2025, Blue Owl Technology Finance Corp. II (“OTF II”).

Blue Owl, the Company, the firm, we, us, and our	Refers to the Registrant and its consolidated subsidiaries.

Blue Owl GP	Refers collectively to Blue Owl Capital GP Holdings LLC, Blue Owl Capital GP LLC, and certain other directly or indirectly wholly owned subsidiaries of the Registrant that hold the Registrant’s interests in Blue Owl Holdings.

Blue Owl Holdings	Refers to Blue Owl Capital Holdings LP.

Blue Owl Operating Group	Refers collectively to Blue Owl Holdings and its consolidated subsidiaries.

Business Combination	Refers to the transactions contemplated by the business combination agreement dated as of December 23, 2020 (as the same has been or may be amended, modified, supplemented or waived from time to time), by and among Altimar Acquisition Corporation, Owl Rock Capital Group LLC, Owl Rock Capital Feeder LLC, Owl Rock Capital Partners LP and Neuberger Berman Group LLC, which transactions were completed on May 19, 2021.

Class A Shares	Refers to the Class A common stock, par value $0.0001 per share, of the Registrant.

Class B Shares	Refers to the Class B common stock, par value $0.0001 per share, of the Registrant.

Class C Shares	Refers to the Class C common stock, par value $0.0001 per share, of the Registrant.

Class D Shares	Refers to the Class D common stock, par value $0.0001 per share, of the Registrant.

Credit	Refers to our Credit platform that includes (i) our direct lending strategy, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (iv) liquid credit, which focuses on the management of CLOs. Our Credit platform also includes our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities).

Fee-Paying AUM or FPAUM	Refers to the AUM on which management fees and/or FRE performance revenues are earned. For our Regulated Products, FPAUM is generally based on gross or net assets. For our other Credit products, excluding CLOs, FPAUM is generally equal to NAV, investment cost, market value or statutory book value. FPAUM also includes uncalled committed capital for products where we earn management fees thereon. For CLOs and other securitizations, FPAUM is generally equal to the par value of collateral. For Real Assets, FPAUM is generally equal to a combination of capital commitments, the cost of unrealized investments during the investment period and the cost of unrealized investments after the investment period; however, for certain Real Assets products, FPAUM is based on NAV, market value or statutory book value. For our GP Strategic Capital products, FPAUM for the GP minority stakes strategy is generally equal to capital commitments during the investment period and the cost of unrealized investments after the investment period. For GP Strategic Capital’s other strategies, FPAUM is generally equal to investment cost.

Financial Statements	Refers to our consolidated financial statements included in this report.

GAAP	Refers to U.S. generally accepted accounting principles.

GP Strategic Capital	Refers to our GP Strategic Capital platform that primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies: GP minority stakes and GP debt financing, and also includes our professional sports minority stakes strategy.

IPI Acquisition	Refers to the acquisition of the business of digital infrastructure fund manager IPI Partners, LLC (“IPI”) that was completed on January 3, 2025.

KAM Acquisition	Refers to the acquisition of Kuvare Insurance Services LP (d/b/a Kuvare Asset Management) (“KAM”), a boutique investment management firm focused on providing asset management services to the insurance industry, that was completed on July 1, 2024.

NYSE	Refers to the New York Stock Exchange.

our products	Refers to the products that we manage, including our Regulated Products, private funds, insurance solutions offerings, CLOs and other securitizations, managed accounts and real estate investment trusts (“REITs”).

OWLCX	Refers to Blue Owl Alternative Credit Fund, a non-diversified, closed-end management investment company registered under the Investment Company Act that is operated as an “interval fund.”

Part I Fees	Refers to quarterly performance income on the net investment income of our BDCs, OWLCX and similarly structured products, subject to a fixed hurdle rate. These fees are classified as management fees throughout this report, as they are predictable and recurring in nature, not subject to repayment, and cash-settled each quarter.

Part II Fees	Generally refers to fees from our BDCs and similarly structured products that are paid in arrears as of the end of each measurement period when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of Part II Fees paid in all prior years since inception. Part II Fees are classified as performance revenues throughout this report.

Partner Managers	Refers to alternative asset management firms in which the GP Strategic Capital products invest.

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

private credit	Refers generally to financing provided by non-bank lenders to borrowers, that is directly negotiated and not issued or actively traded on a public exchange and includes our direct lending, alternative credit, investment grade credit, real estate credit and GP debt financing strategies.

Real Assets	Refers, unless context indicates otherwise, to our Real Assets platform that includes our net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; real estate credit, which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing, and operating data centers and related digital infrastructure assets.

Registrant	Refers to Blue Owl Capital Inc.

our Regulated Products	Refers to our BDCs and OWLCX.

SEC	Refers to the U.S. Securities and Exchange Commission.

Tax Receivable Agreement or TRA	Refers to the Second Amended and Restated Tax Receivable Agreement, dated as of April 1, 2025, as may be amended from time to time by and among the Registrant, Blue Owl Capital GP LLC, Blue Owl Holdings, Blue Owl Capital Carry LP (solely for purposes of Section 7.18(b) thereof) and each of the Partners (as defined therein) party thereto.

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
Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income Attributable to Blue Owl Capital Inc.	$19,959	$6,310	$46,894	$31,166

Fee-Related Earnings(1)	$427,457	$376,175	$1,213,263	$1,079,909

Distributable Earnings(1)	$385,460	$341,002	$1,029,242	$926,532
(1) For the specific components and calculations of these Non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Non-GAAP Analysis” and “—Non-GAAP Reconciliations.”
Please see “—GAAP Results of Operations Analysis” and “—Non-GAAP Analysis” for a detailed discussion of the underlying drivers of our results.
Assets Under Management

Blue Owl AUM: $329.9 billion FPAUM: $192.2 billion

Credit AUM: $162.8 billion FPAUM: $97.0 billion	Real Assets AUM: $94.9 billion FPAUM: $53.8 billion	GP Strategic Capital AUM: $72.2 billion FPAUM: $41.3 billion

Direct Lending AUM: $116.6 billion FPAUM: $61.0 billion	Net Lease AUM: $56.0 billion FPAUM: $25.7 billion	GP Minority Stakes AUM: $67.9 billion FPAUM: $39.1 billion
Alternative Credit AUM: $15.6 billion FPAUM: $9.6 billion	Real Estate Credit AUM: $18.5 billion FPAUM: $15.3 billion	GP Debt Financing AUM: $2.9 billion FPAUM: $1.6 billion
Investment Grade Credit AUM: $20.5 billion FPAUM: $17.7 billion	Digital Infrastructure AUM: $20.4 billion FPAUM: $12.8 billion	Professional Sports Minority Stakes AUM: $1.4 billion FPAUM: $0.7 billion
Liquid Credit AUM: $6.0 billion FPAUM: $5.6 billion
Other AUM: $4.1 billion FPAUM: $3.1 billion

All amounts shown as of September 30, 2026, totals may not sum due to rounding.

As of September 30, 2026, our AUM was $329.9 billion, which included $192.2 billion of FPAUM. As of September 30, 2026, we had $36.3 billion in AUM not yet paying fees, providing approximately $402 million of annualized management fees once deployed. See “—Assets Under Management” for additional information, including important information on how we define these metrics.
Business Environment
Our business is impacted by the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. For our business, changes in base rates and credit spreads affect the yields available on new investments, the income generated by existing floating rate investments and the fees we may earn across our Credit platform, while AI-related capital expenditures continue to drive demand for capital in our digital infrastructure strategy, each as discussed further below.
We operate three differentiated platforms at scale across Credit, Real Assets and GP Strategic Capital. AUM of $329.9 billion grew 12% year over year, with growth across each platform. Over the last twelve months, approximately 85% of our GAAP and FRE (as defined below) management fees were generated by Permanent Capital. Capital raising during the third quarter of 2026 was diversified across asset classes, strategies and channels, resulting in $12.6 billion of new capital commitments during the third quarter of 2026 and $48.8 billion over the last twelve months. We ended the third quarter of 2026 with substantial available capital to deploy, reporting $36.3 billion of AUM not yet paying fees.
During the third quarter of 2026, we continued to further the diversification of our business. Inflows during the quarter were primarily driven by our Credit and Real Assets platforms, and the third quarter represented a record quarter of institutional fundraising. Institutional investors represent approximately 70% of equity capital raised over the last twelve months. Over this period, capital commitments have been diversified across existing investor re-ups, new client commitments, and cross-selling investors into new products, showcasing the breadth and expansion of our investor base.
In Credit, the market environment during the quarter was defined by significant moves in risk-free rates and ultimately ended with the federal funds rate hike, presenting opportunities to deploy capital into a higher rate and higher spread environment. In direct lending, third quarter activity was driven heavily by existing borrowers. Because our direct lending portfolios consist predominantly of floating rate loans, higher base rates increase the interest income earned on existing loans as they reprice, in addition to the higher all-in yields available on new originations. Higher net investment income in our BDCs generally results in higher Part I Fees, which are calculated based on net investment income in these products. We continue to see deployment consistent with an industry backdrop of moderate sponsor-driven M&A activity. In alternative credit and investment grade credit, deployment was more opportunistic in reaction to the currently evolving interest rate and spread landscape. In alternative credit, this included investing in floating rate assets and acquiring fixed rate assets on more attractive terms, and in investment grade credit, market volatility created opportunities to generate higher excess spread for our insurance clients. Our alternative credit interval fund has now reached approximately $3 billion of AUM just over a year after launching. Across our Credit platform, borrower health remains strong and the performance of our funds and vehicles has continued to outpace their relevant public benchmarks.
In Real Assets, our pipeline for deployment remained at near record levels as we continue to play a central role in providing valuable capital to corporations across themes such as data centers, industrials and reshoring, healthcare, and cold storage. Across the platform, we see over $140 billion of opportunities in net lease and digital infrastructure. As a result of the rate volatility during the third quarter, we also saw record demand for financing solutions, including loans and bridge financing structures, on more favorable terms than in recent periods, in our real estate credit strategy. Our digital infrastructure non-traded REIT Blue Owl Digital Infrastructure Trust (“ODIT”) has reached over $4.5 billion of AUM less than a year after launching, highlighting investor interest in the strategy and acknowledging Blue Owl’s central role in financing the expansion of compute across both cloud and AI. Consistent with our focus on income-generating, downside-protected investing, substantially all of the counterparties in our digital infrastructure strategy are investment grade.

In GP Strategic Capital, we continue to put capital to work out of our latest flagship fund, making our sixth investment out of that product in the third quarter. Products across the GP Strategic Capital platform remain in the top quartile on distributions to paid-in capital, a key metric as fund investors put increasing value on cash flows. We continue to see strong interest in our capital solutions from both limited partners in our funds and general partners in which we take stakes as a result of the current market landscape.
Assets Under Management
We present information regarding our AUM, FPAUM and various other related metrics throughout this MD&A to provide context around our results for our fee generating revenues, as well as indicators of the potential for future earnings from existing and new products. Our calculations of AUM and FPAUM may differ from the calculation methodologies of other asset managers, and as a result these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM includes amounts that are fee exempt (i.e., not subject to fees).
As of September 30, 2026, assets under management related to us, our executives and other employees totaled approximately $5.6 billion (including approximately $3.1 billion related to accrued carried interest). A portion of these assets under management are not charged fees.
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
Management uses AUM not yet paying fees as an indicator of management fees that will come online as we deploy existing assets in products that charge fees based on deployed and not uncalled capital, as well as AUM that is currently subject to a fee holiday that will expire in the future. AUM not yet paying fees could provide approximately $402 million of additional annualized management fees once deployed or upon the expiration of the relevant fee holidays.

All amounts shown as of September 30, 2026, totals may not sum due to rounding.
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

Management Fees
Nine Months Ended September 30, 2026

8%
7%
85%
Permanent Capital
Long-Dated Funds
Short-Dated Funds & Managed Accounts

All amounts shown as of September 30, 2026, totals may not sum due to rounding.

Fundraising
We raise capital from institutional investors and private wealth clients. Institutional investors include prominent public and private pension funds, endowments, foundations, family offices, private banks, asset managers and insurance companies. Private wealth clients consist of individual clients, accessed through prominent wealth management firms and private banks, who invest primarily in our continuously offered products, such as our non-traded BDCs, OWLCX, Blue Owl Real Estate Net Lease Trust (“ORENT”) and ODIT, and, through feeder vehicles, in certain of our drawdown funds.
The following chart presents new capital raised by channel for the periods indicated. See “—Changes in AUM” and “—Changes in FPAUM” for additional information about capital flows in the periods presented, including new capital raised by platform.

New Capital Raised by Channel
(dollars in billions)
$10.2
$1.9
$8.3
$11.2
$4.2
$7.0
$26.8
$6.5
$20.3
$30.0
$12.3
$17.7
Three Months Ended September 30, 2026
Three Months Ended September 30, 2025
Nine Months Ended September 30, 2026
Nine Months Ended September 30, 2025
Institutional
Private Wealth

Over the past several years, private wealth clients have become an increasingly significant source of new capital for us and for the alternative asset management industry more broadly, as individual investors have increased their allocations to alternative investments. During 2026, however, private wealth clients have contributed a smaller share of our new capital raised relative to institutional clients. New capital raised from private wealth clients has declined compared to the prior year, reflecting lower subscriptions across the industry in non-traded BDCs and other direct lending products amid heightened market and media attention on direct lending. Private wealth inflows have, however, recovered from May 2026 levels. New capital raised from institutional clients has increased compared to the prior year, primarily in our investment grade credit, real estate credit and alternative credit strategies. Notwithstanding this recent shift in mix, we continue to view private wealth as a significant long-term source of capital for our business.
We earn management fees on capital raised from both channels, and the principal effect of the mix is on the liquidity profile of our AUM. Capital raised from institutional clients is generally committed to drawdown funds or other products that do not permit investors to redeem. By contrast, our continuously offered products, in which most capital from private wealth clients is invested, provide investors with periodic liquidity through quarterly tender offers or share repurchases. These have been generally limited to 5% of each product’s outstanding shares or NAV per quarter and are conducted at the discretion of each product’s board of directors or trustees. As a result, as the share of our AUM raised from private wealth clients grows, a larger portion of our FPAUM may be subject to tender offers or share repurchases, and the level of these requests may be influenced by investor sentiment, market conditions and media attention, in addition to product performance. For a discussion of these risks, see “Item 1A. Risk Factors—Risks Related to Our Products—We are vulnerable to an increased number of investors seeking to participate in share repurchase programs or tender offers of our non-traded products” and “—Risks Related to Our Legal and Regulatory Environment—We are subject to litigation and public perception risks, and consequently, we may face liabilities and damage to our professional reputation” in our Annual Report.

Management fees from these private wealth products are generally calculated based on NAV, and Part I Fees in our BDCs are calculated on net investment income, both of which scale with the size of each product’s portfolio. Redemptions therefore reduce the base on which we earn these fees to the extent they are not offset by new capital raised, and a sustained elevated level of redemptions would result in lower management fees, including Part I Fees, and correspondingly lower revenues and cash flows from operations. See “—Changes in AUM” and “—Changes in FPAUM” for the amount of redemptions in the periods presented. For a discussion of risks related to our fee-based revenues, see “Item 1A. Risk Factors—Risks Related to Investment Management—Management fees and other fees comprise a substantial majority of our revenues and a reduction in such fees could have an adverse effect on our results of operations and the level of cash available for distributions to our stockholders” in our Annual Report.
Changes in AUM

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$158,123	$89,368	$71,522	$319,013	$145,468	$71,486	$67,131	$284,085
Acquisitions	—	—	—	—	—	—	—	—
New capital raised	5,607	3,967	632	10,206	5,572	2,955	2,717	11,244
Change in debt	651	1,743	—	2,394	2,404	711	—	3,115
Distributions	(2,245)	(1,506)	(828)	(4,579)	(2,765)	(407)	(1,568)	(4,740)
Redemptions	(1,072)	(198)	—	(1,270)	(482)	(454)	—	(936)
Change in value / other	1,716	1,557	879	4,152	1,943	391	510	2,844
Ending Balance	$162,780	$94,931	$72,205	$329,916	$152,140	$74,682	$68,790	$295,612

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$157,757	$80,604	$69,071	$307,432	$135,710	$49,374	$66,035	$251,119
Acquisitions	—	—	—	—	—	14,206	—	14,206
New capital raised	11,438	12,448	2,871	26,757	15,375	10,907	3,720	30,002
Change in debt	1,884	2,829	—	4,713	6,825	853	—	7,678
Distributions	(8,991)	(3,087)	(1,963)	(14,041)	(7,553)	(1,404)	(2,468)	(11,425)
Redemptions	(3,366)	(674)	—	(4,040)	(1,612)	(849)	—	(2,461)
Change in value / other	4,058	2,811	2,226	9,095	3,395	1,595	1,503	6,493
Ending Balance	$162,780	$94,931	$72,205	$329,916	$152,140	$74,682	$68,790	$295,612
Credit. The increase in AUM for the nine months ended September 30, 2026 was driven by the following:
•$11.4 billion of new capital raised, primarily driven by $5.0 billion in direct lending products reflecting new managed accounts, continued private wealth fundraising in OCIC and OTIC, as well as new and existing products across the strategy, $3.2 billion in investment grade credit products and $1.9 billion in alternative credit products.
•$1.9 billion of additional net debt commitments, primarily in direct lending, as we continue to opportunistically manage leverage in our BDCs.
•$9.0 billion of distributions, which primarily relates to distributions paid from our BDCs, investment grade credit products and alternative credit products.
•$3.4 billion of redemptions, which primarily relates to our non-traded BDCs.
•$4.1 billion of overall appreciation, primarily in our direct lending and alternative credit strategies.
Real Assets. The increase in AUM for the nine months ended September 30, 2026 was driven by new capital raised of $12.4 billion across various products, primarily in our seventh vintage net lease product, ORENT, our net lease REIT and our real estate credit products, as well as $2.8 billion of additional net debt commitments, primarily in ORENT and our European net lease product, and $2.8 billion in appreciation, primarily within our net lease and digital infrastructure strategies, partially offset by reductions resulting from distributions of $3.1 billion, primarily in our net lease and real estate credit strategies.

GP Strategic Capital. The increase in AUM for the nine months ended September 30, 2026 was driven by new capital raised of $2.9 billion, primarily in our GP minority stakes strategy, including our sixth vintage product and a strip sale transaction, and appreciation of $2.2 billion, primarily in our GP minority stakes strategy, partially offset by reductions resulting from distributions of $2.0 billion in our GP minority stakes strategy.
Changes in FPAUM

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$97,169	$52,039	$41,382	$190,590	$93,684	$45,366	$38,432	$177,482
Acquisitions	—	—	—	—	—	—	—	—
New capital raised / deployed	1,318	2,403	251	3,972	5,494	2,708	2,801	11,003
Fee basis step down	—	—	—	—	(60)	(1,029)	—	(1,089)
Distributions	(1,659)	(972)	(310)	(2,941)	(2,423)	(533)	(968)	(3,924)
Redemptions	(1,072)	(198)	—	(1,270)	(481)	(454)	—	(935)
Change in value / other	1,289	499	17	1,805	1,063	265	(22)	1,306
Ending Balance	$97,045	$53,771	$41,340	$192,156	$97,277	$46,323	$40,243	$183,843

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(dollars in millions)	Credit	Real Assets	GP Strategic Capital	Total	Credit	Real Assets	GP Strategic Capital	Total
Beginning Balance	$99,486	$48,752	$39,497	$187,735	$90,957	$31,500	$37,337	$159,794
Acquisitions	—	—	—	—	—	10,723	—	10,723
New capital raised / deployed	5,255	6,920	2,509	14,684	11,528	6,568	4,012	22,108
Fee basis step down	—	(250)	—	(250)	(60)	(1,029)	—	(1,089)
Distributions	(6,497)	(1,875)	(685)	(9,057)	(6,046)	(1,471)	(1,203)	(8,720)
Redemptions	(3,366)	(674)	—	(4,040)	(1,611)	(849)	—	(2,460)
Change in value / other	2,167	898	19	3,084	2,509	881	97	3,487
Ending Balance	$97,045	$53,771	$41,340	$192,156	$97,277	$46,323	$40,243	$183,843
Credit. The decrease in FPAUM for the nine months ended September 30, 2026 was driven by the following:
•$5.3 billion in new capital raised, primarily driven by $2.1 billion in alternative credit products, $0.9 billion in investment grade credit products, $0.9 billion in liquid credit products and $0.8 billion in direct lending products.
•$6.5 billion of distributions, primarily related to distributions paid from our BDCs and our investment grade credit products.
•$3.4 billion of redemptions, primarily related to our non-traded BDCs.
Real Assets. The increase in FPAUM for the nine months ended September 30, 2026 was driven by capital raised and deployed of $6.9 billion, primarily in ORENT, our real estate credit products and our seventh vintage net lease product, partially offset by distributions of $1.9 billion, primarily in our net lease and real estate credit strategies.
GP Strategic Capital. The increase in FPAUM for the nine months ended September 30, 2026 was driven by new capital raised of $2.5 billion primarily in our GP minority stakes strategy, including our sixth vintage product and a strip sale transaction, partially offset by distributions of $0.7 billion, primarily in our GP minority stakes strategy.

Product Performance
Product performance for certain of our products is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. We generally present a commingled product in our performance information for a given period if the product represents more than 1% of our management fees and the product has been investing for at least two years; however, private funds that are actively fundraising are excluded. Once presented, a product generally continues to be presented until the quarter in which it ceases to generate management fees, at which point it is removed.
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
Credit

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised (3)	Invested Capital (4)	Realized Proceeds (5)	Unrealized Value (6)	Total Value	Gross (7)	Net (8)	Gross (9)	Net (10)
Direct Lending (1)
Blue Owl Capital Corporation	2016	$19,490	$7,517	$7,517	$4,830	$7,032	$11,862	1.86x	1.58x	13.5%	9.2%
Blue Owl Credit Income Corp.	2020	$44,538	$24,284	$19,138	$4,843	$18,433	$23,276	1.29x	1.22x	11.3%	8.5%
Blue Owl Technology Finance Corp.	2018	$16,922	$7,645	$7,645	$2,024	$7,540	$9,564	1.36x	1.25x	11.4%	8.0%
Blue Owl Technology Income Corp.	2022	$6,953	$4,423	$2,857	$852	$2,701	$3,553	1.32x	1.24x	10.5%	7.8%
Alternative Credit (2)
Blue Owl Asset Special Opportunities Fund VIII	2021	$1,673	$1,849	$1,711	$630	$1,891	$2,521	1.54x	1.47x	16.6%	12.4%
Blue Owl Asset Special Opportunities Fund IX	2024	$3,003	$2,887	$1,951	$228	$2,103	$2,331	1.20x	1.19x	20.8%	16.5%

(1)Information presented in the AUM through internal rate of return (“IRR”) columns for these vehicles is presented on a quarter lag due to these vehicles being public filers with the SEC and not yet filing their quarterly information as of our filing date. Additional information related to these vehicles can be found in their filings with the SEC, which are not part of this report.
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
(7)Gross multiple of invested capital (“MoIC”) is calculated by adding total realized proceeds and unrealized values of a product’s investments and dividing by the total amount of invested capital. Gross MoIC is calculated before giving effect to management fees (including Part I Fees) and Part II Fees, as applicable, but net of all other expenses.
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

Real Assets

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (3)	Realized Proceeds (4)	Unrealized Value (5)	Total Value	Gross (6)	Net (7)	Gross (8)	Net (9)
Net Lease
Blue Owl Real Estate Fund IV	2017	$568	$1,250	$1,239	$1,565	$245	$1,810	1.52x	1.46x	16.8%	14.5%
Blue Owl Real Estate Net Lease Property Fund	2019	$6,941	$5,305	$5,223	$2,722	$3,785	$6,507	1.26x	1.25x	8.1%	7.5%
Blue Owl Real Estate Fund V	2020	$3,613	$2,500	$2,500	$1,337	$1,981	$3,318	1.43x	1.33x	11.9%	9.3%
Blue Owl Real Estate Net Lease Trust (1)	2022	$16,188	$10,431	$10,431	$1,055	$9,399	$10,454	See footnote (1)
Blue Owl Real Estate Fund VI	2022	$7,824	$5,163	$3,993	$807	$4,241	$5,048	1.36x	1.26x	22.7%	16.7%
Digital Infrastructure (2)
Blue Owl Digital Infrastructure Fund II	2020	$5,224	$3,805	$3,494	$28	$4,883	$4,911	1.48x	1.41x	10.9%	8.2%
Blue Owl Digital Infrastructure Fund III	2022	$8,662	$7,170	$5,631	$—	$7,122	$7,122	1.34x	1.26x	28.3%	17.2%

(1)Information presented in the AUM through Total Value columns for this vehicle, as well as total return, is presented on a quarter lag due to the vehicle being a public filer with the SEC and not yet filing its quarterly information as of our filing date. Additional information related to this vehicle can be found in its filings with the SEC, which are not part of this report. MoIC and IRR are not meaningful as we consider total net return to be a useful measure of the overall investment performance for this product. Total net return was 9.0%, calculated as the change in NAV per class I share since inception (annualized) plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
(2)Information presented in the Invested Capital through IRR columns for these vehicles is presented on a quarter lag. As of September 30, 2026, Blue Owl Digital Infrastructure Fund I was removed from the product performance table as this product no longer generates management fees.
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

GP Strategic Capital

								MoIC		IRR
(dollars in millions)	Year of Inception	AUM	Capital Raised	Invested Capital (2)	Realized Proceeds (3)	Unrealized Value (4)	Total Value	Gross (5)	Net (6)	Gross (7)	Net (8)
GP Minority Stakes (1)
Blue Owl GP Stakes III	2015	$9,661	$5,318	$3,399	$5,134	$5,168	$10,302	3.84x	3.03x	27.6%	21.4%
Blue Owl GP Stakes IV	2018	$14,454	$9,041	$6,621	$7,860	$6,501	$14,361	2.71x	2.17x	47.0%	30.2%
Blue Owl GP Stakes V	2020	$14,230	$12,852	$8,169	$3,198	$6,204	$9,402	1.34x	1.15x	18.9%	7.8%

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

GAAP Results of Operations Analysis
Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Revenues
Management and other fees, net (includes Part I Fees of $142,088 and $150,441)	$806,234	$727,802	$78,432
Performance revenues	297	188	109
Total Revenues, Net	806,531	727,990	78,541
Expenses
Compensation and benefits	387,805	341,374	46,431
Amortization of intangible assets	86,287	92,652	(6,365)
General, administrative and other expenses	184,678	181,288	3,390
Total Expenses	658,770	615,314	43,456
Other Loss
Net gains (losses) on investments	(24,620)	9,736	(34,356)
Interest and dividend income	13,639	11,645	1,994
Interest expense	(50,069)	(42,352)	(7,717)
Change in TRA liability	(3,164)	(2,980)	(184)
Change in earnout liability	10,700	(33,404)	44,104
Total Other Loss	(53,514)	(57,355)	3,841
Income Before Income Taxes	94,247	55,321	38,926
Income tax expense	14,023	7,948	6,075
Consolidated Net Income	80,224	47,373	32,851
Net income attributable to noncontrolling interests	(60,265)	(41,063)	(19,202)
Net Income Attributable to Blue Owl Capital Inc.	$19,959	$6,310	$13,649
Revenues, Net
Management and Other Fees, Net. The increase in management and other fees was due to increases of $30.2 million from management fees, and $54.5 million from administrative, transaction and other fees, partially offset by an increase of $6.3 million in fee offsets. Fee offsets refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit decreased $8.2 million, primarily due to a decrease of $16.4 million from direct lending, driven by lower Part I Fees in our BDCs, partially offset by an increase of $11.4 million from alternative credit products, driven by continued fundraising and deployment of capital within new and existing products.
•Real Assets increased $27.3 million, primarily due to an increase of $19.4 million from net lease products, driven by continued fundraising and capital deployment, particularly within ORENT.
•GP Strategic Capital increased $11.1 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.
The increase in administrative, transaction and other fees was driven primarily by the following:
•$40.2 million increase in fee income primarily from capital markets services, which will vary from quarter to quarter.
•$14.3 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.

The increase in fee offsets of $6.3 million was driven by digital infrastructure and alternative credit products, as we began paying incentives to certain investors in alternative credit products in the third quarter of 2025, and the prior-year period therefore reflects only partial amortization. Fee offsets for the three months ended September 30, 2025 were $2.5 million.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$19.7 million increase in equity-based compensation expense, primarily driven by annual grants made during the fourth quarter of 2025 in connection with year-end bonus compensation, as well as an increase in acquisition-related equity compensation. The third quarter of 2026 was the final quarter for amortization related to equity grants issued in connection with the Business Combination.
•The remaining increase was due to higher compensation to existing employees, as well as increased headcount due to our continued growth.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, and professional fees, reflecting our increased headcount due to our continued growth.
Other Loss
Net Gains (Losses) on Investments. The change in the net loss on investments in the current period was driven primarily by the change in fair value attributable to the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Change in Earnout Liability. The change in the earnout liability for the current year period was due to a decrease in the fair value of the KAM Earnouts (as defined in Note 3 to the financial statements in our Annual Report). The change in the earnout liability for the prior period was primarily driven by the increase in the fair value of the KAM Earnouts.
Net (Income) Loss Attributable To Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the allocation to Common Units (as defined in Note 1 to our Financial Statements) of their pro rata share of the Blue Owl Operating Group’s net income. The Common Units represent an approximately 56% and 58% weighted average economic interest in the Blue Owl Operating Group for the three months ended September 30, 2026 and 2025, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Revenues
Management and other fees, net (includes Part I Fees of $417,157 and $420,962)	$2,306,930	$2,107,103	$199,827
Performance revenues	6,464	7,479	(1,015)
Total Revenues, Net	2,313,394	2,114,582	198,812
Expenses
Compensation and benefits	1,123,087	993,614	129,473
Amortization of intangible assets	256,303	271,597	(15,294)
General, administrative and other expenses	560,343	560,119	224
Total Expenses	1,939,733	1,825,330	114,403
Other Loss
Net losses on investments	(21,345)	(384)	(20,961)
Interest and dividend income	38,085	33,890	4,195
Interest expense	(141,690)	(122,862)	(18,828)
Change in TRA liability	(8,477)	(9,282)	805
Change in earnout liability	20,791	(10,457)	31,248
Total Other Loss	(112,636)	(109,095)	(3,541)
Income Before Income Taxes	261,025	180,157	80,868
Income tax expense	40,544	25,418	15,126
Consolidated Net Income	220,481	154,739	65,742
Net income attributable to noncontrolling interests	(173,587)	(123,573)	(50,014)
Net Income Attributable to Blue Owl Capital Inc.	$46,894	$31,166	$15,728
Revenues, Net
Management and Other Fees, Net. The increase in management and other fees was due to increases of $128.1 million from management fees, and $100.0 million from administrative, transaction and other fees, partially offset by an increase of $28.2 million in fee offsets.
The increase in management fees was primarily due to the drivers below. See Note 9 to our Financial Statements for additional details on our GAAP management fees by strategy.
•Credit increased $67.2 million, primarily due to increases of $36.1 million from direct lending and $32.2 million from alternative credit products, both of which were driven by continued fundraising and deployment of capital within new and existing products.
•Real Assets increased $37.4 million, primarily due to an increase of $56.1 million from net lease products, driven by continued fundraising and capital deployment, particularly within ORENT, partially offset by a decrease of $24.7 million from digital infrastructure products, as the prior-year period included $35.1 million of catch-up fees from Blue Owl Digital Infrastructure Fund III, substantially all of which were paid as contingent consideration to the sellers of the IPI business.
•GP Strategic Capital increased $23.5 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.
The increase in administrative, transaction and other fees was driven primarily by the following:
•$41.5 million increase in administrative fees, primarily driven by a higher level of compensation expenses reimbursable from our funds due to the growth in our products and business overall.
•$50.9 million increase in fee income primarily from capital markets services, which will vary from quarter to quarter.
•$7.5 million increase in dealer manager revenues, primarily due to growth in sales of net lease products.

The increase in fee offsets of $28.2 million was driven by alternative credit and digital infrastructure products, as we began paying incentives to certain investors in alternative credit products in the third quarter of 2025, and the prior-year period therefore reflects only partial amortization. Fee offsets for the nine months ended September 30, 2025 were $2.5 million.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased primarily due to the following:
•$66.7 million increase in equity-based compensation expense, primarily driven by annual grants made during the fourth quarter of 2025 in connection with year-end bonus compensation, as well as an increase in acquisition-related equity compensation. The third quarter of 2026 was the final quarter for amortization related to equity grants issued in connection with the Business Combination.
•The remaining increase was due to higher compensation to existing employees, as well as increased headcount due to our continued growth.
General, Administrative and Other Expenses. General, administrative and other expenses increased, primarily driven by the following:
•$12.6 million increase in reimbursement expenses mostly related to dealer manager expenses, which is primarily due to growth in the distribution of ORENT and ODIT.
•$11.2 million increase in expense support for certain products that we manage.
•$33.5 million offsetting decrease in Transaction Expenses (as defined below) primarily driven by expenses in the first quarter of 2025 due to the IPI Acquisition as well as lower costs incurred in the current-year period, compared to costs incurred in the prior-year period, related to the mergers of certain of our BDCs that occurred in 2025.
•$13.9 million offsetting decrease in acquisition-related equity-based compensation related to the Services Agreement, which was entered into in January 2025. See Note 10 to our Financial Statements for additional details on the Services Agreement.
•$23.8 million increase in other operating expenses across various categories that were individually immaterial, primarily in occupancy and other office-related costs, and professional fees, driven by our continued growth.
Other Loss
Net Losses on Investments. The change in net losses on investments for the current year period was driven by the change in fair value of the preferred equity investment made in April 2024 in Kuvare UK Holdings.
Interest Expense. The increase in interest expense was primarily driven by a higher average balance on our Revolving Credit Facility (as defined in Note 7 to our Financial Statements), as well as an increase due to the issuance, through our indirect subsidiary, Blue Owl Finance LLC (“Finance LLC”), of $750.0 million aggregate principal amount of 6.750% Senior Notes due 2036 (the “2036 Notes”).
Change in Earnout Liability. The change in the earnout liability for the current year period was primarily driven by the decrease in fair value of the KAM Earnouts. The change in the earnout liability for the prior year period was primarily driven by an increase in the fair value of the KAM Earnouts, partially offset by the IPI Earnouts (as defined in Note 3 to the financial statements in our Annual Report), as a decrease in our share price drove a decrease in the value of Common Units delivered to sellers during the second quarter of 2025.
Net (Income) Loss Attributable To Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests primarily represents the allocation to Common Units of their pro rata share of the Blue Owl Operating Group’s net income. The Common Units represented an approximately 56% and 59% weighted average economic interest in the Blue Owl Operating Group for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year decline in the Common Units’ interest in the Blue Owl Operating Group was driven by exchanges of Common Units for Class A Shares.

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
Fee-Related Earnings exclude various items that are required for the presentation of our results under GAAP, including the following: noncontrolling interests in Blue Owl Holdings; equity-based compensation expense; compensation expenses related to capital contributions in certain subsidiary holding companies that are in-turn paid as compensation to certain employees, as such contributions are not included in Fee-Related Earnings or Distributable Earnings (“DE”); amortization of acquisition-related earnouts and transaction bonuses; amortization of intangible assets; “Transaction Expenses” as defined below; expense support payments and subsequent reimbursements; net gains (losses) on investments; interest and dividend income; interest expense; changes in TRA, warrant and earnout liabilities; and taxes. Transaction expenses are expenses incurred in connection with acquisitions and strategic transactions, including subsequent adjustments related to such transactions, that were not eligible to be netted against consideration or recognized as acquired assets and assumed liabilities in the relevant transactions (“Transaction Expenses”). FRE revenues also exclude the portion of IPI catch-up fees earned that relate to periods prior to the closing of the IPI Acquisition, as such amounts are payable as contingent consideration to the sellers. FRE revenues and FRE expenses also exclude DE performance revenues and related compensation expense, as well as revenues and expenses related to amounts reimbursed by our products, including administrative fees and dealer manager reallowed commissions, that have no impact on our bottom line operating results, and therefore FRE revenues and FRE expenses do not represent our total revenues or total expenses in any given period. DE performance revenues refers to GAAP performance revenues that are not FRE performance revenues.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP measure of operating performance that equals Fee-Related Earnings plus or minus, as relevant, DE performance revenues and related compensation, interest and dividend income, interest expense, as well as amounts payable for taxes and payments made pursuant to the TRA. Amounts payable for taxes presents the current income taxes payable, excluding the impact of tax contingency-related accrued expenses or benefits, as such amounts are included when paid or received, related to the respective period’s earnings, assuming that all Distributable Earnings were allocated to the Registrant, which would occur following the exchange of all Common Units and Incentive Units (as defined in Note 1 to our Financial Statements) for Class A Shares. Current income taxes payable and payments made pursuant to the TRA reflect the benefit of tax deductions that are excluded when calculating Distributable Earnings (e.g., equity-based compensation expenses, Transaction Expenses, tax goodwill, etc.). If these tax deductions were to be excluded from amounts payable for taxes, Distributable Earnings would be lower and our effective tax rate would appear to be higher, even though a lower amount of income taxes would have been paid or payable for a period’s earnings. We make these adjustments when calculating Distributable Earnings to more accurately reflect the net realized earnings that are expected to be or become available for distribution or reinvestment into our business. Management believes that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results in assessing the amount of earnings available for distribution.
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

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Fee-Related Earnings and Distributable Earnings Summary

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
FRE revenues	$752,599	$686,997	$65,602
FRE expenses	310,046	294,750	15,296
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(15,096)	(16,072)	976
Fee-Related Earnings	$427,457	$376,175	$51,282
Distributable Earnings	$385,460	$341,002	$44,458
FRE Margin	58.8%	57.1%
Fee-Related Earnings and Distributable Earnings for the three months ended September 30, 2026 increased as a result of higher FRE revenues in Real Assets and GP Strategic Capital, partially offset by a decrease in Credit FRE revenues and higher FRE expenses, as further discussed below.

FRE Revenues

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Credit Platform
Direct lending	$331,623	$348,061	$(16,438)
Alternative credit	33,568	22,207	11,361
Investment grade credit	17,703	17,621	82
Liquid credit	4,419	5,363	(944)
Other	8,534	10,805	(2,271)
Management Fees(1)	395,847	404,057	(8,210)
Administrative, transaction and other fees	20,751	27,671	(6,920)
Fee offsets(2)	(4,904)	(2,452)	(2,452)
Total FRE Management and Other Fees, Net	411,694	429,276	(17,582)
FRE performance revenues	297	188	109
FRE Revenues - Credit Platform	411,991	429,464	(17,473)

Real Assets Platform
Net lease	70,361	50,963	19,398
Real estate credit	12,685	10,462	2,223
Digital infrastructure	36,083	30,415	5,668
Management Fees	119,129	91,840	27,289
Administrative, transaction and other fees	48,570	634	47,936
Fee offsets(2)	(3,822)	—	(3,822)
Total FRE Management and Other Fees, Net	163,877	92,474	71,403
FRE performance revenues	—	—	—
FRE Revenues - Real Assets Platform	163,877	92,474	71,403

GP Strategic Capital Platform
GP minority stakes	168,371	157,486	10,885
GP debt financing	4,782	4,501	281
Professional sports minority stakes	1,826	1,267	559
Management Fees(3)	174,979	163,254	11,725
Administrative, transaction and other fees	1,752	1,805	(53)
Total FRE Management and Other Fees, Net	176,731	165,059	11,672
FRE Revenues - GP Strategic Capital Platform	176,731	165,059	11,672
Total FRE Revenues	$752,599	$686,997	$65,602

(1)There were no catch-up fees for the three months ended September 30, 2026. Includes $2.2 million of catch-up fees for the three months ended September 30, 2025.
(2)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
(3)There were no catch-up fees for the three months ended September 30, 2026. Includes $0.5 million of catch-up fees for the three months ended September 30, 2025.
Management Fees. For the three months ended September 30, 2026, the increase in management fees was primarily driven by the following:
•Credit decreased $8.2 million, primarily due to a decrease of $16.4 million from direct lending, driven by lower Part I Fees in our BDCs, partially offset by an increase of $11.4 million from alternative credit products, driven by continued fundraising and deployment of capital within new and existing products.
•Real Assets increased $27.3 million, primarily due to an increase from net lease products, driven by continued fundraising and capital deployment, particularly within ORENT.

•GP Strategic Capital increased $11.7 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.
FRE Administrative, Transaction and Other Fees. For the three months ended September 30, 2026, the increase in FRE administrative, transaction and other fees of $41.0 million was driven by an increase in fee income primarily from capital markets services, which will vary from quarter to quarter.
Fee offsets. For the three months ended September 30, 2026, the increase in fee offsets was driven by digital infrastructure and alternative credit products, as we began paying incentives to certain investors in alternative credit products in the third quarter of 2025, and the prior-year period therefore reflects only partial amortization.

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
FRE compensation and benefits	$216,270	$208,163	$8,107
FRE general, administrative and other expenses	93,776	86,587	7,189
Total FRE Expenses	$310,046	$294,750	$15,296
FRE Compensation and Benefits. For the three months ended September 30, 2026, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees and increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the three months ended September 30, 2026, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, and professional fees, reflecting our increased headcount due to our continued growth.
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Fee-Related Earnings and Distributable Earnings Summary

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
FRE revenues	$2,146,042	$1,953,239	$192,803
FRE expenses	889,019	837,756	51,263
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(43,760)	(35,574)	(8,186)
Fee-Related Earnings	$1,213,263	$1,079,909	$133,354
Distributable Earnings	$1,029,242	$926,532	$102,710
FRE Margin	58.6%	57.1%
Fee-Related Earnings and Distributable Earnings for the nine months ended September 30, 2026 increased as a result of higher FRE revenues in Credit, Real Assets and GP Strategic Capital, partially offset by higher FRE expenses, as further discussed below.

FRE Revenues

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Credit Platform
Direct lending	$997,973	$961,881	$36,092
Alternative credit	94,880	62,710	32,170
Investment grade credit	53,225	50,507	2,718
Liquid credit	13,538	18,398	(4,860)
Other	33,999	32,951	1,048
Management Fees(1)	1,193,615	1,126,447	67,168
Administrative, transaction and other fees	62,075	68,163	(6,088)
Fee offsets(2)	(19,615)	(2,452)	(17,163)
Total FRE Management and Other Fees, Net	1,236,075	1,192,158	43,917
FRE performance revenues	1,120	1,157	(37)
FRE Revenues - Credit Platform	1,237,195	1,193,315	43,880

Real Assets Platform
Net lease	201,388	145,313	56,075
Real estate credit	36,584	30,530	6,054
Digital infrastructure	106,152	97,221	8,931
Management Fees(3)	344,124	273,064	71,060
Administrative, transaction and other fees	63,746	1,856	61,890
Fee offsets(2)	(11,051)	—	(11,051)
Total FRE Management and Other Fees, Net	396,819	274,920	121,899
FRE performance revenues	3,958	3,205	753
FRE Revenues - Real Assets Platform	400,777	278,125	122,652

GP Strategic Capital Platform
GP minority stakes	481,252	460,198	21,054
GP debt financing	14,227	12,726	1,501
Professional sports minority stakes	4,233	2,851	1,382
Management Fees(4)	499,712	475,775	23,937
Administrative, transaction and other fees	8,358	6,024	2,334
Total FRE Management and Other Fees, Net	508,070	481,799	26,271
FRE Revenues - GP Strategic Capital Platform	508,070	481,799	26,271
Total FRE Revenues	$2,146,042	$1,953,239	$192,803

(1)Includes $7.5 million and $9.2 million of catch-up fees for the nine months ended September 30, 2026 and 2025, respectively.
(2)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in our products.
(3)There were no catch-up fees for the nine months ended September 30, 2026. Includes $1.5 million of catch-up fees for the nine months ended September 30, 2025.
(4)Includes $5.2 million and $1.3 million of catch-up fees for the nine months ended September 30, 2026 and 2025, respectively.
Management Fees. For the nine months ended September 30, 2026, the increase in management fees was primarily driven by the following:
•Credit increased $67.2 million, primarily due to increases of $36.1 million from direct lending and $32.2 million from alternative credit products, both of which were driven by continued fundraising and deployment of capital within new and existing products.

•Real Assets increased $71.1 million, driven by continued fundraising and capital deployment, particularly within ORENT.
•GP Strategic Capital increased $23.9 million, primarily driven by fundraising in our sixth vintage GP minority stakes product, partially offset by a fee step down in a prior vintage GP minority stakes product that occurred in the fourth quarter of 2025.
FRE Administrative, Transaction and Other Fees. For the nine months ended September 30, 2026, the increase in FRE administrative, transaction and other fees of $58.1 million was driven by an increase in fee income primarily from capital markets services, which will vary from quarter to quarter.
Fee offsets. For the nine months ended September 30, 2026, the increase in fee offsets was driven by alternative credit and digital infrastructure products, as we began paying incentives to certain investors in alternative credit products in the third quarter of 2025, and the prior-year period therefore reflects only partial amortization.

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
FRE compensation and benefits	$612,552	$585,027	$27,525
FRE general, administrative and other expenses	276,467	252,729	23,738
Total FRE Expenses	$889,019	$837,756	$51,263
FRE Compensation and Benefits. For the nine months ended September 30, 2026, FRE compensation and benefits expenses increased, driven by higher compensation to existing employees, as well as increased headcount due to our continued growth.
FRE General, Administrative and Other Expenses. For the nine months ended September 30, 2026, FRE general, administrative and other expenses increased, primarily driven by occupancy and other office-related costs, and professional fees, reflecting our increased headcount due to our continued growth.

Non-GAAP Reconciliations
The table below presents the reconciliation of the non-GAAP measures presented throughout this MD&A. Please see “—Non-GAAP Analysis” for important information regarding these measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Net Income Attributable to Class A Shares	$19,959	$6,310	$46,894	$31,166
Net income attributable to noncontrolling interests	60,265	41,063	173,587	123,573
Income tax expense	14,023	7,948	40,544	25,418
GAAP Income Before Income Taxes	94,247	55,321	261,025	180,157
Strategic Revenue-Share Purchase consideration amortization	11,649	11,044	33,736	33,277
DE performance revenues	—	—	(1,386)	(3,117)
DE performance revenues compensation	—	—	1,178	2,650
IPI Acquisition-related catch-up fees payable to sellers	—	—	—	(33,653)
Equity-based compensation - other	90,715	80,807	269,724	231,165
Equity-based compensation - acquisition-related	80,652	75,446	249,595	235,282
Equity-based compensation - Business Combination grants	20,935	16,835	54,380	45,371
Acquisition-related cash amortization	980	979	2,938	4,587
Capital-related compensation	2,279	330	2,558	2,446
Amortization of intangible assets	86,287	92,652	256,303	271,597
Transaction Expenses	892	31	1,028	34,560
Expense support	403	1,447	13,308	2,066
Net gains (losses) on investments	24,620	(9,736)	21,345	384
Change in TRA liability	3,164	2,980	8,477	9,282
Change in earnout liability	(10,700)	33,404	(20,791)	10,457
Interest and dividend income	(13,639)	(11,645)	(38,085)	(33,890)
Interest expense	50,069	42,352	141,690	122,862
Fee-Related Earnings Before Noncontrolling Interests	442,553	392,247	1,257,023	1,115,483
Net income allocated to noncontrolling interests included in Fee-Related Earnings	(15,096)	(16,072)	(43,760)	(35,574)
Fee-Related Earnings	427,457	376,175	1,213,263	1,079,909
DE performance revenues	—	—	1,386	3,117
DE performance revenues compensation	—	—	(1,178)	(2,650)
Interest and dividend income	13,639	11,645	38,085	33,890
Interest expense	(50,069)	(42,352)	(141,690)	(122,862)
Taxes and TRA payments	(5,567)	(4,466)	(80,624)	(64,872)
Distributable Earnings	$385,460	$341,002	$1,029,242	$926,532

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Management Fees	$678,306	$648,107	$2,003,715	$1,875,662
Strategic Revenue-Share Purchase consideration amortization	11,649	11,044	33,736	33,277
IPI Acquisition-related catch-up fees payable to sellers	—	—	—	(33,653)
FRE Management Fees	$689,955	$659,151	$2,037,451	$1,875,286

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Administrative, Transaction, and Other Fees	$136,654	$82,147	$333,881	$233,893
Reimbursed expenses	(65,581)	(52,037)	(199,702)	(157,850)
FRE Administrative, Transaction and Other Fees	$71,073	$30,110	$134,179	$76,043

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Performance Revenues	$297	$188	$6,464	$7,479
DE performance revenues	—	—	(1,386)	(3,117)
FRE Performance Revenues	$297	$188	$5,078	$4,362

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Revenues	$806,531	$727,990	$2,313,394	$2,114,582
Strategic Revenue-Share Purchase consideration amortization	11,649	11,044	33,736	33,277
DE performance revenues	—	—	(1,386)	(3,117)
IPI Acquisition-related catch-up fees payable to sellers	—	—	—	(33,653)
Reimbursed expenses	(65,581)	(52,037)	(199,702)	(157,850)
FRE Revenues	$752,599	$686,997	$2,146,042	$1,953,239

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP Compensation and Benefits	$387,805	$341,374	$1,123,087	$993,614
DE performance revenues compensation	—	—	(1,178)	(2,650)
Equity-based compensation - other	(90,715)	(80,807)	(269,724)	(231,165)
Equity-based compensation - acquisition-related	(24,907)	(15,077)	(84,658)	(56,492)
Equity-based compensation - Business Combination grants	(20,935)	(16,835)	(54,380)	(45,371)
Acquisition-related cash amortization	(980)	(979)	(2,938)	(4,587)
Capital-related compensation	(2,279)	(330)	(2,558)	(2,446)
Reimbursed expenses	(31,719)	(19,183)	(95,099)	(65,876)
FRE Compensation and Benefits	$216,270	$208,163	$612,552	$585,027

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP General, Administrative and Other Expenses	$184,678	$181,288	$560,343	$560,119
Equity-based compensation - acquisition-related	(55,745)	(60,369)	(164,937)	(178,790)
Transaction Expenses	(892)	(31)	(1,028)	(34,560)
Expense support	(403)	(1,447)	(13,308)	(2,066)
Reimbursed expenses	(33,862)	(32,854)	(104,603)	(91,974)
FRE General, Administrative and Other Expenses	$93,776	$86,587	$276,467	$252,729

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Income Before Income Taxes	$94,247	$55,321	$261,025	$180,157
GAAP Revenues	$806,531	$727,990	$2,313,394	$2,114,582
GAAP Margin	11.7%	7.6%	11.3%	8.5%

Fee-Related Earnings Before Noncontrolling Interests	$442,553	$392,247	$1,257,023	$1,115,483
FRE Revenues	$752,599	$686,997	$2,146,042	$1,953,239
FRE Margin	58.8%	57.1%	58.6%	57.1%
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
We ended the third quarter of 2026 with $213.6 million of cash and cash equivalents and approximately $2.1 billion available under our Revolving Credit Facility. In August 2026, we issued, through Finance LLC, $750.0 million aggregate principal amount of the 2036 Notes and used the net proceeds to repay a portion of the outstanding borrowings under our Revolving Credit Facility. Based on management’s experience and our current level of liquidity and assets under management, we believe that our current liquidity position and cash generated from management fees will continue to be sufficient to meet our anticipated working capital needs for at least the next 12 months.
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

Debt Obligations
As of September 30, 2026, our long-term debt obligations consisted of $59.8 million aggregate principal amount of 7.397% Senior Notes due 2028 (the “2028 Notes”), $700.0 million aggregate principal amount of 3.125% Senior Notes due 2031 (the “2031 Notes”), $400.0 million aggregate principal amount of 4.375% Senior Notes due 2032 (the “2032 Notes”), $1.0 billion aggregate principal amount of 6.250% Senior Notes due 2034 (the “2034 Notes”), $750.0 million aggregate principal amount of 6.750% Senior Notes due 2036 and $350.0 million aggregate principal amount of 4.125% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, the 2031 Notes, the 2032 Notes, the 2034 Notes and the 2036 Notes, the “Notes”). We also had $0.433 billion outstanding under our Revolving Credit Facility as of September 30, 2026. On October 14, 2026, subsequent to quarter end, the Revolving Credit Facility was amended to, among other things, increase the total borrowing capacity to $3.225 billion (subject to a potential increase to $3.870 billion upon the satisfaction of certain conditions) and extend the maturity date to October 14, 2031. The Fourth Amendment to the Amended and Restated Credit Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2026. As of October 30, 2026, $17.9 million was outstanding under the Revolving Credit Facility.
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
Tax Receivable Agreement
As discussed in Note 8 to our Financial Statements, we made a payment under the TRA and may in the future be required to make additional payments. As of September 30, 2026, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Blue Owl Holdings assets, we expect to pay approximately $1.8 billion under the TRA (such amount excludes the adjustment to fair value for the portion classified as contingent consideration). Future cash savings and related payments under the TRA in respect of subsequent exchanges of Common Units for Class A or B Shares would be in addition to these amounts.
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
Share Repurchases and RSUs Withheld for Tax Withholding
In February 2025, Blue Owl’s board of directors (the “Board”) authorized the 2025 Program (as defined in Note 1 to our Financial Statements). Under the 2025 Program, up to $150.0 million of Class A Share repurchases could be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2025 Program may be changed, suspended or discontinued at any time and will terminate upon the earlier of (i) the purchase of all shares available under the 2025 Program and (ii) February 28, 2027. We repurchased 1,710,117 Class A Shares, for an aggregate amount of $25.0 million, under the 2025 Program during the nine months ended September 30, 2026. There were no repurchases made under the 2025 Program during the three months ended September 30, 2026. We repurchased 114,228 Class A Shares, for an aggregate amount of $1.7 million, under the 2025 Program during the nine months ended September 30, 2025. There were no repurchases made under the 2025 Program during the three months ended September 30, 2025. There was $71.3 million available for repurchases under the 2025 Program as of September 30, 2026.
Additionally, pursuant to the terms of our RSU agreements, upon the vesting of RSUs to employees, we may net settle awards to satisfy employee tax withholding obligations. In such instances, we cancel a number of RSUs equivalent in value to the amount of tax withholding payments that we make on behalf of employees out of available cash. During the three and nine months ended September 30, 2026, 917,219 RSUs with a fair value of $11.2 million and 3,520,566 RSUs with a fair value of $43.2 million, respectively, were withheld to satisfy tax withholding obligations. During the three and nine months ended September 30, 2025, 1,141,914 RSUs with a fair value of $22.4 million and 3,391,683 RSUs with a fair value of $76.2 million, respectively, were withheld to satisfy tax withholding obligations.
Earnout Liability
The KAM Earnouts are classified as liabilities in our consolidated statements of financial condition and represent the fair value of the obligation to make future cash payments if the respective triggering events occur. As we approach each triggering event with respect to the KAM Earnouts, we generally would expect the respective liabilities to increase due to the passage of time and meeting certain revenue thresholds, which would result in mark-to-market losses being recognized in our consolidated statements of operations. To the extent we have insufficient cash on hand or that we opt to, we may rely on debt or equity financing to facilitate these transactions in the future. During the second quarter of 2026, we made a payment of $59.9 million related to the 2025 KAM Earnout Period (as defined in Note 3 to the financial statements in our Annual Report). For additional information on these earnout liabilities, see Note 3 to our financial statements in our Annual Report.
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
Dividends and Distributions
Starting in 2023, we moved to a fixed quarterly dividend based on our expected annual Distributable Earnings for a given year, which will be reassessed on an annual basis. For the third quarter of 2026, we declared a dividend of $0.23 to shareholders of record as of the close of business on November 10, 2026, which will be paid on November 23, 2026. We set the target annual dividend for fiscal year 2026 at $0.92 per Class A Share (representing a fixed quarterly dividend of $0.23 per Class A Share), subject to the approval of the Board each quarter on or prior to each quarterly distribution date and in compliance with Delaware law, and such dividends are paid following the end of each quarter.

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
Cash Flows Analysis

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$1,173,379	$873,182	$300,197
Investing activities	(81,755)	(283,675)	201,920
Financing activities	(1,072,529)	(604,321)	(468,208)
Net Change in Cash and Cash Equivalents	$19,095	$(14,814)	$33,909
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

Net cash flows from operating activities for the nine months ended September 30, 2026 increased from the prior year period due to higher management fees, partially offset by higher operating expenses.
Net cash flows from operating activities for the nine months ended September 30, 2025 increased from the prior year period due to higher management fees, partially offset by higher operating expenses, in particular higher bonus payments made during the first quarter related to the prior year.
Included in the nine months ended September 30, 2026 were the cash outflows of the portion of the KAM Earnouts classified as contingent consideration in excess of the acquisition-date fair value that was paid in the second quarter of 2026. The amount paid up to the acquisition-date fair value was included in financing activities and the remainder (i.e., accretion since the acquisition date) was included in operating activities.
Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2026 were primarily related to investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Cash flows from investing activities for the nine months ended September 30, 2025 were primarily related to cash consideration paid in connection with the IPI Acquisition, investments in our products and cash outflows for office space-related leasehold improvements. In addition, investment activities included inflows from redemptions from a product we manage.
Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2026 were primarily related to distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, and borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used to finance working capital needs and general corporate purposes. In August 2026, Finance LLC issued the 2036 Notes, the net proceeds of which were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. In addition, we had amounts paid under the TRA, withholding taxes on vested RSUs, the cash portion of the KAM Earnouts paid in the second quarter of 2026, up to the acquisition-date fair value (as discussed above), and repurchases of our Class A Shares.
Cash flows from financing activities for the nine months ended September 30, 2025 were primarily related to borrowing and repayment activity under our Revolving Credit Facility, which borrowings were used, in part, to finance the IPI Acquisition. In addition, we had distributions on our Common Units (noncontrolling interests), dividends on our Class A Shares, as well as withholdings on vested RSUs. Included in the nine months ended September 30, 2025, was the cash portion of the IPI Subsequent Payment that was settled in the second quarter of 2025, which amount represented catch-up fees earned from Blue Owl Digital Infrastructure Fund III that were passed on to the IPI sellers.
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
When evaluating the realizability of deferred tax assets, all evidence—both positive and negative—is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies. We did not take into account any tax planning strategies when arriving at this conclusion; however, the other assumptions underlying the taxable income estimates are based on our near-term operating model. If we experience a significant decline in AUM for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax assets and may need to record a valuation allowance. However, given the indefinite carryforward period available for NOLs and the conservative estimates used to prepare the taxable income projections, the sensitivity of our estimates and assumptions is not likely to have a material impact on our conclusion that a valuation allowance is not needed.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the nine months ended September 30, 2026, or that have been issued but that we have not yet adopted, are expected to materially impact our future trends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk is the indirect impact that movements in the fair value of investments in products has on our management fees. In our Credit products, our management fees are generally based on the fair value of the gross assets held by such products, and therefore changes in the fair value of those assets impact the management fees we earn in any given period. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on fair value is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. Management fees from our Real Assets and GP Strategic Capital products, however, are generally based on capital commitments or investment cost, and therefore management fees are not materially impacted by changes in fair values of the underlying investments held by those products. To the extent that management fees are calculated based on investment cost of the product’s investments, the amount of fees that we may charge will increase or decrease from the effect of changes in the cost basis of the product’s investments, including potential impairment losses. There were no material changes in our market risks as of September 30, 2026 as compared to December 31, 2025. For additional information, refer to our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.1
Second Supplemental Indenture, dated as of August 18, 2026, among Blue Owl Finance LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Blue Owl Capital Inc. Current Report on Form 8-K filed on August 18, 2026)

4.2	Form of 6.750% Senior Note due 2036 (incorporated by reference to Exhibit 4.3 of Blue Owl Capital Inc. Current Report on Form 8-K filed on August 18, 2026)
31.1*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements

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

Date: October 30, 2026	Blue Owl Capital Inc.

	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer

Blue Owl Capital Inc.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$213,607	$194,512
Due from related parties	692,603	694,056
Investments (includes $396,308 and $358,153 at fair value and $217,197 and $162,747 of investments in the Company’s products, respectively)	539,594	484,389
Operating lease assets	439,222	456,204
Strategic Revenue-Share Purchase consideration, net	295,471	329,207
Deferred tax assets	1,430,097	1,413,528
Intangible assets, net	2,632,497	2,888,800
Goodwill	5,624,469	5,624,469
Other assets, net	358,533	382,519
Total Assets	$12,226,093	$12,467,684
Liabilities
Debt obligations, net	$3,638,133	$3,324,426
Accrued compensation	640,006	525,550
Operating lease liabilities	523,553	538,147
TRA liability (includes $101,823 and $106,793 at fair value, respectively)	1,662,373	1,658,999
Earnout liability, at fair value	83,000	163,700
Deferred tax liabilities	36,775	39,663
Accounts payable, accrued expenses and other liabilities	233,545	163,000
Total Liabilities	6,817,385	6,413,485
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Class A Shares, par value $0.0001 per share, 2,500,000,000 authorized, 692,779,154 and 667,278,210 issued and outstanding, respectively	69	67
Class C Shares, par value $0.0001 per share, 1,500,000,000 authorized, 572,636,840 and 584,552,295 issued and outstanding, respectively	57	58
Class D Shares, par value $0.0001 per share, 350,000,000 authorized, 301,289,203 and 304,449,203 issued and outstanding, respectively	30	30
Additional paid-in capital	3,947,695	3,812,770
Accumulated deficit	(2,027,915)	(1,609,455)
Accumulated other comprehensive income	2,750	1,892
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	1,922,686	2,205,362
Stockholders’ equity attributable to noncontrolling interests	3,486,022	3,848,837
Total Stockholders’ Equity	5,408,708	6,054,199
Total Liabilities and Stockholders’ Equity	$12,226,093	$12,467,684
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Management and other fees, net (includes Part I Fees of $142,088, $150,441, $417,157 and $420,962, respectively)	$806,234	$727,802	$2,306,930	$2,107,103
Performance revenues	297	188	6,464	7,479
Total Revenues, Net	806,531	727,990	2,313,394	2,114,582
Expenses
Compensation and benefits	387,805	341,374	1,123,087	993,614
Amortization of intangible assets	86,287	92,652	256,303	271,597
General, administrative and other expenses	184,678	181,288	560,343	560,119
Total Expenses	658,770	615,314	1,939,733	1,825,330
Other Loss
Net gains (losses) on investments	(24,620)	9,736	(21,345)	(384)
Interest and dividend income	13,639	11,645	38,085	33,890
Interest expense	(50,069)	(42,352)	(141,690)	(122,862)
Change in TRA liability	(3,164)	(2,980)	(8,477)	(9,282)
Change in earnout liability	10,700	(33,404)	20,791	(10,457)
Total Other Loss	(53,514)	(57,355)	(112,636)	(109,095)
Income Before Income Taxes	94,247	55,321	261,025	180,157
Income tax expense	14,023	7,948	40,544	25,418
Consolidated Net Income	80,224	47,373	220,481	154,739
Net (income) loss attributable to noncontrolling interests	(60,265)	(41,063)	(173,587)	(123,573)
Net Income Attributable to Blue Owl Capital Inc.	$19,959	$6,310	$46,894	$31,166

Earnings per Class A Share
Basic	$0.03	$0.01	$0.07	$0.05
Diluted	$0.03	$0.01	$0.07	$0.03
Weighted-Average Class A Shares
Basic	698,001,403	667,112,339	689,042,401	647,701,684
Diluted	699,149,568	673,928,845	689,641,686	656,310,266

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Net Income	$80,224	$47,373	$220,481	$154,739
Other comprehensive income (loss) - cash flow hedges, net of tax	622	(199)	2,525	5,573
Comprehensive Income	80,846	47,174	223,006	160,312
Comprehensive income attributable to noncontrolling interests	(60,610)	(40,942)	(175,254)	(126,799)
Comprehensive Income Attributable to Blue Owl Capital Inc.	$20,236	$6,232	$47,752	$33,513
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A Shares Par Value
Beginning balance	$68	$65	$67	$61
Share exchanges	1	1	2	5
Ending Balance	$69	$66	$69	$66

Class C Shares Par Value
Beginning balance	$57	$59	$58	$58
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	—	4
Share exchanges	(1)	(1)	(2)	(4)
Shares delivered on vested Common Units	1	1	1	1
Ending Balance	$57	$59	$57	$59

Class D Shares Par Value
Beginning balance	$30	$31	$30	$31
Share exchanges	—	(1)	—	(1)
Ending Balance	$30	$30	$30	$30

Additional Paid-in Capital
Beginning balance	$3,882,396	$3,715,779	$3,812,770	$3,269,239
Deferred taxes on capital transactions	11,704	52,954	40,807	181,794
TRA liability on capital transactions	(22,443)	(58,796)	(59,696)	(265,392)
Equity-based compensation	22,245	12,007	62,583	38,313
Withholding taxes on vested RSUs	(5,015)	(8,681)	(17,572)	(28,788)
Class A Share repurchases	—	—	(25,000)	(1,691)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	58,808	87,800	133,803	607,585
Other	—	—	—	3
Ending Balance	$3,947,695	$3,801,063	$3,947,695	$3,801,063

Accumulated Deficit
Beginning balance	$(1,888,494)	$(1,367,556)	$(1,609,455)	$(1,141,631)
Cash dividends declared on Class A Shares	(159,380)	(146,467)	(465,354)	(397,248)
Net income attributable to Blue Owl Capital Inc.	19,959	6,310	46,894	31,166
Ending Balance	$(2,027,915)	$(1,507,713)	$(2,027,915)	$(1,507,713)

Accumulated Other Comprehensive Income
Beginning balance	$2,473	$2,425	$1,892	$—
Other comprehensive income (loss) attributable to Blue Owl Capital Inc.	277	(78)	858	2,347
Ending Balance	$2,750	$2,347	$2,750	$2,347
Total Stockholders’ Equity Attributable to Blue Owl Capital Inc.	$1,922,686	$2,295,852	$1,922,686	$2,295,852

Blue Owl Capital Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stockholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$3,617,267	$4,009,012	$3,848,837	$3,678,278
Equity-based compensation	89,325	147,144	370,277	417,217
Contributions	7,367	3,538	14,117	23,604
Distributions	(223,544)	(216,407)	(763,011)	(706,570)
Withholding taxes on vested RSUs	(6,195)	(13,768)	(25,649)	(47,443)
Reallocation between additional paid-in capital and noncontrolling interests due to changes in Blue Owl Operating Group ownership	(58,808)	(87,800)	(133,803)	(607,585)
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	—	998,361
Net income attributable to noncontrolling interests	60,265	41,063	173,587	123,573
Other comprehensive income (loss) attributable to noncontrolling interests	345	(121)	1,667	3,226
Ending Balance	$3,486,022	$3,882,661	$3,486,022	$3,882,661

Total Stockholders’ Equity	$5,408,708	$6,178,513	$5,408,708	$6,178,513

Cash Dividends Paid per Class A Share	$0.230	$0.225	$0.685	$0.630

Number of Class A Shares
Beginning balance	683,908,596	651,092,446	667,278,210	608,346,194
Class A Share repurchases	—	—	(1,710,117)	(114,228)
Shares delivered on vested RSUs	1,176,254	1,556,899	4,712,088	4,423,894
Share exchanges	7,694,304	12,152,650	22,498,973	52,145,841
Other	—	—	—	294
Ending Balance	692,779,154	664,801,995	692,779,154	664,801,995

Number of Class C Shares
Beginning balance	572,034,424	590,392,111	584,552,295	579,980,769
Class C Shares and Common Units issued in connection with IPI Acquisition, including IPI Subsequent Payment	—	—	—	43,509,675
Share exchanges	(5,834,304)	(8,832,650)	(19,338,973)	(46,429,635)
Shares delivered on vested Common Units	6,436,720	8,570,628	7,423,518	13,069,280
Ending Balance	572,636,840	590,130,089	572,636,840	590,130,089

Number of Class D Shares
Beginning balance	303,149,203	308,019,203	304,449,203	310,415,409
Share exchanges	(1,860,000)	(3,320,000)	(3,160,000)	(5,716,206)
Ending Balance	301,289,203	304,699,203	301,289,203	304,699,203
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Consolidated net income	$220,481	$154,739
Adjustments to reconcile consolidated net income to net cash from operating activities:
Amortization of intangible assets	256,303	271,597
Equity-based compensation	573,699	511,818
Depreciation and amortization of fixed assets	21,885	17,493
Amortization of debt discounts and deferred financing costs	6,223	5,835
Non-cash interest and dividend income	(30,462)	(26,735)
Net change in operating lease assets and operating lease liabilities	2,388	16,965
Payment of earnout liability in excess of acquisition-date fair value	(24,909)	(935)
Net (gains) losses on investments, net of dividends on equity-method investments	26,955	4,846
Change in TRA liability	8,477	9,282
Change in earnout liability	(20,791)	10,457
Deferred income taxes	21,388	9,799
Changes in operating assets and liabilities:
Due from related parties	1,453	(66,341)
Strategic Revenue-Share Purchase consideration	33,736	33,277
Other assets, net	31,735	(71,697)
Accrued compensation	(26,383)	(31,224)
Accounts payable, accrued expenses and other liabilities	71,201	24,006
Net Cash Provided by Operating Activities	1,173,379	873,182
Cash Flows from Investing Activities
Purchases of fixed assets	(30,058)	(34,017)
Purchases of investments	(131,677)	(107,934)
Proceeds from investment sales and maturities	79,980	102,856
Cash consideration paid for acquisitions, net of cash acquired	—	(244,580)
Net Cash Used in Investing Activities	(81,755)	(283,675)
Cash Flows from Financing Activities
Proceeds from debt obligations	2,720,000	1,750,000
Debt issuance costs	(13,699)	(3,018)
Repayments of debt obligations	(2,397,093)	(1,110,000)
Payment of earnout liability, up to acquisition-date fair value	(35,000)	(36,761)
Payments under the TRA	(64,799)	(53,540)
Withholding taxes on vested RSUs	(43,221)	(76,231)
Dividends paid on Class A Shares	(465,354)	(397,248)
Class A Share repurchases	(25,000)	(1,691)
Contributions from noncontrolling interests	14,648	30,738
Distributions to noncontrolling interests	(763,011)	(706,570)
Net Cash Used in Financing Activities	(1,072,529)	(604,321)
Net Increase (Decrease) in Cash and Cash Equivalents	19,095	(14,814)
Cash and cash equivalents, beginning of period	194,512	152,089
Cash and Cash Equivalents, End of Period	$213,607	$137,275
Supplemental Information
Cash paid for interest	$108,579	$92,773
Cash paid for income taxes	$17,648	$13,307
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

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
Registrant’s Capital Structure
The following table presents the number of shares of the Registrant and RSUs (as defined below) that were outstanding as of September 30, 2026:

September 30, 2026
Class A Shares	692,779,154
Class C Shares	572,636,840
Class D Shares	301,289,203
RSUs	35,201,350
Class A Shares—Shares of Class A common stock that are publicly traded. Class A stockholders are entitled to dividends declared on the Class A Shares by the Registrant’s board of directors (the “Board”). As of September 30, 2026, the Class A Shares and Class C Shares (collectively, the “Low-Vote Shares”) represented a combined 20% of the total voting power of all shares.
Class B Shares—Shares of Class B common stock that are not publicly traded. Class B stockholders are entitled to dividends in the same amount per share as declared on Class A Shares. As of September 30, 2026, the Class B Shares and Class D Shares (collectively, the “High-Vote Shares”) represented a combined 80% of the total voting power of all shares. No Class B Shares have been issued to-date since inception.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
RSUs—The Company grants Class A restricted share units (“RSUs”) to its employees and independent Board members. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of a requisite service period. RSUs granted to date generally do not accrue dividend equivalents. RSU grants are accounted for as equity-based compensation. See Note 10 for additional information.
Blue Owl Operating Group’s Capital Structure
The following table presents the interests outstanding of the Blue Owl Operating Group that were outstanding as of September 30, 2026:

Units	September 30, 2026
GP Units	692,779,154
Common Units	873,926,043
Incentive Units	37,210,105
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
Common Units—Common Units are limited partner interests held by certain members of management, employees and other third parties in Blue Owl Holdings. Subject to certain restrictions, Common Units are exchangeable on a one-for-one basis for either Class A Shares (if exchanging Class C Shares or exchanging Class D Shares that will not continue to be held by a holder exchanging such shares) or Class B Shares (if exchanging Class D Shares that will continue to be held by a holder exchanging such shares). Common Unit exchanges may be settled in cash at the election of the Company’s Exchange Committee (currently composed of independent members of the Board), and only if funded from proceeds of a new permanent equity offering. Upon an exchange of Common Units for an equal number of Class A Shares or Class B Shares, a corresponding number of Class C Shares or Class D Shares, respectively, will be canceled. Common Unit holders are entitled to distributions in the same amount per unit as declared on GP Units.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
The following table presents Class A Shares repurchased under the 2025 Program and RSUs withheld to satisfy tax withholding obligations during each of the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Fair value of shares purchased pursuant to the 2025 Program	$—	$—	$25,000	$1,691
Number of shares purchased pursuant to the 2025 Program	—	—	1,710,117	114,228
Fair value of RSUs withheld to satisfy tax withholding obligations	$11,210	$22,449	$43,221	$76,231
Number of RSUs withheld to satisfy tax withholding obligations	917,219	1,141,914	3,520,566	3,391,683
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
September 30, 2026
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net:

(dollars in thousands)	September 30, 2026	December 31, 2025	Remaining Weighted-Average Amortization Period as of September 30, 2026
Intangible assets, gross:
Investment management agreements	$3,505,420	$3,505,420	10.4 years
Investor relationships	575,300	575,300	7.0 years
Total intangible assets, gross	4,080,720	4,080,720

Accumulated amortization:
Investment management agreements	(1,206,870)	(990,915)
Investor relationships	(241,353)	(201,005)
Total accumulated amortization	(1,448,223)	(1,191,920)
Total Intangible Assets, Net	$2,632,497	$2,888,800
The following table presents expected future amortization of finite-lived intangible assets as of September 30, 2026:

(dollars in thousands)
Period	Amortization
October 1, 2026 to December 31, 2026	$86,159
2027	323,069
2028	316,679
2029	310,984
2030	276,126
Thereafter	1,319,480
Total	$2,632,497
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments:

(dollars in thousands)	September 30, 2026	December 31, 2025
Preferred equity investment, at fair value	$290,794	$290,594
Equity investments in the Company’s products, equity method	81,959	67,391
Loans and deferred purchase price receivable, at amortized cost (includes $29,724 and $27,797 in the Company’s products, respectively)	61,327	58,845
Equity investments in the Company’s products, at fair value	100,524	61,906
Investments in the Company’s CLOs, at fair value	4,990	5,653
Total	$539,594	$484,389

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The tables below summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Level I	Level II	Level III	Total
Cash Equivalents, at Fair Value
Money market funds	$55,906	$—	$—	$55,906
Investments, at Fair Value
Preferred equity investment	—	—	290,794	290,794
Equity investments in the Company’s products	—	100,524	—	100,524
CLOs	—	—	4,990	4,990
Total Investments, at Fair Value	$—	$100,524	$295,784	$396,308
Total Assets, at Fair Value	$55,906	$100,524	$295,784	$452,214

Liabilities, at Fair Value
TRA liability	$—	$—	$101,823	$101,823
Earnout liability	—	—	83,000	83,000
Total Liabilities, at Fair Value	$—	$—	$184,823	$184,823

	December 31, 2025
(dollars in thousands)	Level I	Level II	Level III	Total
Investments, at Fair Value
Preferred equity investment	$—	$—	$290,594	$290,594
Equity investments in the Company’s products	—	61,906	—	61,906
CLOs	—	—	5,653	5,653
Total Assets, at Fair Value	$—	$61,906	$296,247	$358,153

Liabilities, at Fair Value
TRA liability	$—	$—	$106,793	$106,793
Earnout liability	—	—	163,700	163,700
Total Liabilities, at Fair Value	$—	$—	$270,493	$270,493

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Reconciliation of Fair Value Measurements Categorized within Level III
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the consolidated statements of operations. There were no transfers in or out of Level III. The following table sets forth a summary of changes in the fair value of the Level III measurements for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$310,171	$4,623	$314,794
Purchases(1)	9,860	—	9,860
Net gains (losses)	(29,237)	367	(28,870)
Ending Balance	$290,794	$4,990	$295,784
Change in net unrealized gains (losses) on assets still recognized at the reporting date	$(29,237)	$367	$(28,870)

Nine Months Ended September 30, 2026	Level III Assets
(dollars in thousands)	Preferred Equity	CLOs	Total
Beginning balance	$290,594	$5,653	$296,247
Purchases(1)	28,430	—	28,430
Net losses	(28,230)	(663)	(28,893)
Ending Balance	$290,794	$4,990	$295,784
Change in net unrealized losses on assets still recognized at the reporting date	$(28,230)	$(663)	$(28,893)

(1)Preferred equity purchases include $9.9 million and $28.4 million, respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

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

(1)Preferred equity purchases include $8.8 million and $25.3 million, respectively, of cumulative unpaid cash preferential dividends that compound quarterly and are payable when declared.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

Three Months Ended September 30, 2026	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$98,659	$93,700	$192,359
Issuances	—	—	—
Settlements	—	—	—
Net (gains) losses	3,164	(10,700)	(7,536)
Ending Balance	$101,823	$83,000	$184,823
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$3,164	$(10,700)	$(7,536)

Nine Months Ended September 30, 2026	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$106,793	$163,700	$270,493
Issuances	—	—	—
Settlements	(14,101)	(59,909)	(74,010)
Net (gains) losses	9,131	(20,791)	(11,660)
Ending Balance	$101,823	$83,000	$184,823
Change in net unrealized (gains) losses on liabilities still recognized at the reporting date	$9,131	$(20,791)	$(11,660)

Three Months Ended September 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$99,502	$171,698	$271,200
Net losses	2,701	33,404	36,105
Ending Balance	$102,203	$205,102	$307,305
Change in net unrealized losses on liabilities still recognized at the reporting date	$2,701	$33,404	$36,105

Nine Months Ended September 30, 2025	Level III Liabilities
(dollars in thousands)	TRA Liability	Earnout Liability	Total
Beginning balance	$108,257	$167,912	$276,169
Issuances	—	140,083	140,083
Settlements	(14,556)	(113,350)	(127,906)
Net losses	8,502	10,457	18,959
Ending Balance	$102,203	$205,102	$307,305
Change in net unrealized losses on liabilities still recognized at the reporting date	$8,502	$42,102	$50,604
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
September 30, 2026
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
CLOs
The fair value of collateralized loan obligations (CLOs) is determined based on inputs from independent pricing services. These investments are classified as Level III. The Company obtains prices from independent pricing services that utilize discounted cash flows, which take into account unobservable significant inputs, such as yield, prepayments and credit quality.
TRA Liability
The TRA liability related to the Dyal Acquisition (as defined in Note 1 to the financial statements in the Company’s Annual Report) is considered contingent consideration and is measured at fair value based on discounted future cash flows. The remaining TRA liability on the Company’s consolidated statements of financial condition is not measured at fair value.
Earnout Liability
As of September 30, 2026 and December 31, 2025, the earnout liability was comprised of contingent consideration payable for the Prima Earnouts, KAM Earnouts and Atalaya Earnouts (each as defined in Note 3 to the financial statements in the Company’s Annual Report).
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
Quantitative Inputs and Assumptions for Fair Value Measurements Categorized within Level III
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2026:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average	Impact to Valuation from an Increase in Input
Assets
Preferred equity	$290,794	Discounted cash flow	Discount Rate	16%	-	16%	16%	Decrease
CLOs	4,990	Discounted cash flow	Yield	11%	-	15%	13%	Decrease
Total Assets, at Fair Value	$295,784

Liabilities
TRA liability	$101,823	Discounted cash flow	Discount Rate	13%	-	13%	13%	Decrease
Earnout liability	83,000	Monte Carlo Simulation	Volatility	20%	-	28%	24%	Decrease
Total Liabilities, at Fair Value	$184,823

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
Fair Value of Other Financial Instruments
As of September 30, 2026, the fair value of the Company’s debt obligations was approximately $3.3 billion compared to a carrying value of $3.6 billion, of which $2.8 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III. As of December 31, 2025, the fair value of the Company’s debt obligations was approximately $3.2 billion, compared to a carrying value of $3.3 billion, of which $2.3 billion of the fair value would have been categorized as Level II within the fair value hierarchy and the remainder as Level III.
As of September 30, 2026 and December 31, 2025, the fair value of the portion of the TRA liability that is not carried at fair value in the Company’s consolidated statements of financial condition was approximately $659.2 million and $652.3 million, respectively, compared to a carrying value of $1.6 billion and $1.6 billion, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
Management estimates that the carrying value of the Company’s other financial instruments, which are not carried at fair value, approximated their fair values as of September 30, 2026 and December 31, 2025, respectively, and such fair value measurements would have been categorized as Level III within the fair value hierarchy.
5. LEASES
The Company primarily has non-cancelable operating leases for its headquarters in New York and various other offices. The operating lease for the Company’s headquarters does not include any renewal options; however, certain of the Company’s other leases contain renewal and early termination options that the Company has determined are not reasonably certain of being exercised.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost	$15,379	$13,885	$46,562	$35,634
Short term lease cost	131	568	435	1,954
Net Lease Cost	$15,510	$14,453	$46,997	$37,588

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Lease Cash Flow Information	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$10,791	$2,892	$39,988	$20,835

Right-of-use assets obtained in exchange for lease obligations:
Operating leases(2)	$(3,392)	$134,369	$7,585	$157,214
(1)The amount presented above includes tenant improvement allowances received from the lessor of $3.4 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, and $7.8 million for the three and nine months ended September 30, 2025.
(2)The amount presented above includes a reduction related to the early termination of a lease during the three months ended September 30, 2026.

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	11.9 years	12.9 years

Weighted-average discount rate:
Operating leases	5.7%	5.7%

(dollars in thousands)
Future Maturity of Operating Lease Payments	Operating Leases
October 1, 2026 to December 31, 2026	$15,260
2027	64,940
2028	51,493
2029	47,348
2030	65,475
Thereafter	507,788
Total Lease Payments	752,304
Imputed interest	(228,751)
Total Lease Liabilities	$523,553
Amounts presented in the table above are presented net of tenant improvement allowances and reflect the impacts of rent holiday periods.
The Company has future operating lease payments of approximately $26.5 million related to leases that have not commenced that were entered into as of September 30, 2026. Such lease payments are not included in the table above or within operating lease assets and operating lease liabilities in the Company’s consolidated statements of financial condition. These operating lease payments are anticipated to commence in the fourth quarter of 2026 and continue for approximately 5 years.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
6. OTHER ASSETS, NET

(dollars in thousands)	September 30, 2026	December 31, 2025
Fixed assets, net:
Leasehold improvements	$229,036	$215,658
Furniture and fixtures	51,327	43,187
Computer hardware and software	22,776	14,946
Accumulated depreciation and amortization	(76,580)	(54,850)
Fixed assets, net	226,559	218,941
Prepaid expenses	47,925	33,456
Receivables	32,042	47,444
Deferred incentives paid to customers	18,425	44,953
Unamortized debt issuance costs on revolving credit facilities	9,100	10,825
Other assets	24,482	26,900
Total	$358,533	$382,519
7. DEBT OBLIGATIONS, NET
The following tables summarize outstanding debt obligations of the Company:

	September 30, 2026
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,335
2031 Notes	6/10/2031	700,000	700,000	—	692,071
2032 Notes	2/15/2032	400,000	400,000	—	394,990
2034 Notes	4/18/2034	1,000,000	1,000,000	—	983,165
2036 Notes	8/18/2036	750,000	750,000	—	736,589
2051 Notes	10/7/2051	350,000	350,000	—	339,075
Revolving Credit Facility	8/8/2030	2,500,000	432,908	2,056,336	432,908
Total		$5,759,800	$3,692,708	$2,056,336	$3,638,133

	December 31, 2025
(dollars in thousands)	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value
2028 Notes	5/26/2028	$59,800	$59,800	$—	$59,115
2031 Notes	6/10/2031	700,000	700,000	—	690,796
2032 Notes	2/15/2032	400,000	400,000	—	394,286
2034 Notes	4/18/2034	1,000,000	1,000,000	—	981,481
2051 Notes	10/7/2051	350,000	350,000	—	338,748
Revolving Credit Facility	8/8/2030	2,450,000	860,000	1,579,244	860,000
Total		$4,959,800	$3,369,800	$1,579,244	$3,324,426

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
2036 Notes
On August 18, 2026, the Registrant, through its indirect subsidiary, Blue Owl Finance LLC (“Finance LLC”), issued $750.0 million aggregate principal amount of 6.750% Senior Notes due 2036 (the “2036 Notes”). The 2036 Notes bear interest at a rate of 6.750% per annum and mature on August 18, 2036. Interest on the 2036 Notes will be payable semi-annually in arrears on February 18 and August 18 of each year, commencing February 18, 2027.

The 2036 Notes are fully and unconditionally guaranteed, jointly and severally, by the Registrant, Blue Owl GP, Blue Owl Holdings and certain of the Registrant’s other subsidiaries. The guarantees are unsecured and unsubordinated obligations of the guarantors. All or a portion of the 2036 Notes may be redeemed at Finance LLC’s option in whole, at any time, or in part, from time to time, prior to their stated maturity, subject to a make-whole redemption price; provided, however, that if Finance LLC redeems any amounts on or after May 18, 2036, the redemption price for the 2036 Notes will be equal to 100% of the principal amount of the amounts redeemed, in each case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the 2036 Notes are subject to repurchase by Finance LLC at a repurchase price in cash equal to 101% of the aggregate principal amount repurchased plus any accrued and unpaid interest. The 2036 Notes also provide for customary events of default and acceleration.
Revolving Credit Facility
The Company, through Finance LLC, maintains a revolving credit facility (the “Revolving Credit Facility”). Amounts available for the Revolving Credit Facility presented in the tables above are reduced by outstanding letters of credit related to certain leases. The borrowing rates for balances outstanding under the Revolving Credit Facility as of September 30, 2026 and December 31, 2025 were 5.00% and 4.94%, respectively. On October 14, 2026, subsequent to quarter end, the Revolving Credit Facility was amended to, among other things, increase the total borrowing capacity to $3.225 billion (subject to a potential increase to $3.870 billion upon the satisfaction of certain conditions) and to extend the maturity date to October 14, 2031. Borrowings under the Revolving Credit Facility bear interest at the Company’s discretion at a rate per annum of (a) secured overnight financing rate (“SOFR”) plus a margin of 0.775% to 1.275% or (b) the greater of the (i) prime rate, (ii) New York Fed Bank Rate plus 0.50% or (iii) SOFR plus 1%, plus a margin of 0.00% to 0.275%. The Company is subject to an undrawn commitment fee rate of 0.07% to 0.165% of the daily amount of available revolving commitment. As of October 30, 2026, $17.9 million was outstanding under the Revolving Credit Facility.
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

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
During the nine months ended September 30, 2026 and 2025, the Company made TRA payments of $64.8 million and $53.5 million, respectively, inclusive of interest, and including $4.6 million and $4.8 million, respectively, paid to related parties. The table below presents management’s estimate as of September 30, 2026, of the maximum amounts that would be payable under the TRA assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)	Potential Payments Under the Tax Receivable Agreement
October 1, 2026 to December 31, 2026	$—
2027	77,082
2028	103,664
2029	112,922
2030	127,180
Thereafter	1,339,615
Total Payments	1,760,463
Less adjustment to fair value for contingent consideration	(98,090)
Total TRA Liability	$1,662,373
Unfunded Product Commitments
As of September 30, 2026, the Company had unfunded investment commitments to its products of $43.1 million, which is exclusive of commitments that employees and other related parties have directly to the Company’s products, and which the Company expects to fund over the next several years.
Indemnification and Guarantee Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities or guarantees for related parties of the Company, including the Company’s products, as well as persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities and guarantees vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined or the risk of material loss is remote, and therefore no amounts have been recorded in the consolidated statements of financial condition. As of September 30, 2026, the Company has not had prior claims or losses pursuant to these arrangements.
Litigation
In the ordinary course of business, the Company is from time to time involved in litigation and claims incidental to the conduct of its business. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it. See “Item 1A. Risk Factors” in the Company’s Annual Report. The Company believes the claims asserted in the litigation matters below are without merit and intends to vigorously defend them. However, the Company is unable to predict the ultimate outcome or estimate the amount of loss, if any, that may result from such matters. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could materially affect its results of operations, financial condition or cash flows.
Securities Litigation Matters
On October 27, 2026, following their appointment as lead plaintiffs, the Nova Scotia Public Service Superannuation Plan and the Nova Scotia Teachers’ Pension Plan filed an amended securities class action complaint in the United States District Court for the Southern District of New York on behalf of themselves and a purported class of Company shareholders. Plaintiffs assert claims against the Company and certain of its current officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements in the Company’s disclosures.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
On October 5, 2026, Randy Lewis, a purported former shareholder of Blue Owl Technology Finance Corp. II (“OTF II”), filed a complaint in New York State Supreme Court in New York County, on behalf of himself and a purported class of former OTF II shareholders. Plaintiff asserts claims against Blue Owl Technology Finance Corp. (“OTF”), certain of its current officers and directors and the Company, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) based on allegedly false and misleading statements in OTF’s registration and offering materials issued in connection with the March 24, 2025 merger of OTF II into OTF.
Section 36(b) Matters
On April 27, 2026, a derivative action was brought by Richard Delman on behalf of Blue Owl Capital Corporation (“OBDC”) in the United States District Court for the Southern District of New York, alleging that Blue Owl Credit Advisors LLC (“BOCA”), an indirect subsidiary of the Company, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940 (the “Investment Company Act”). Plaintiff Delman filed an amended complaint on October 2, 2026, alleging the same Section 36(b) claim. BOCA’s motion to dismiss is due by November 6, 2026. In June and July of 2026, three derivative actions were brought in the United States District Courts for the Southern District of New York and the District of Maryland on behalf of OTF by purported OTF shareholders, each of which alleges that Blue Owl Technology Credit Advisors LLC (“BOTCA”), an indirect subsidiary of the Company, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act. One of the actions also names certain directors and officers of the Company as additional defendants. In August 2026, the actions originally filed in the District of Maryland were transferred to the Southern District of New York. On September 24, 2026, all three actions against BOTCA were consolidated.
Each of these Section 36(b) actions seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the investment advisory agreements with BOCA and BOTCA, respectively. The Section 36(b) actions are in their preliminary stages.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
9. REVENUES
The following table presents a disaggregated view of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Credit Platform
Direct lending	$331,623	$348,061	$997,973	$961,881
Alternative credit	33,568	22,207	94,880	62,710
Investment grade credit	17,703	17,621	53,225	50,507
Liquid credit	4,419	5,363	13,538	18,398
Other	8,534	10,805	33,999	32,951
Management Fees	395,847	404,057	1,193,615	1,126,447
Administrative, transaction and other fees	56,541	56,063	171,024	162,282
Fee offsets(1)	(4,904)	(2,452)	(19,615)	(2,452)
Total Management and Other Fees, Net	447,484	457,668	1,345,024	1,286,277
Performance revenues	297	188	2,506	4,123
Total GAAP Revenues - Credit Platform	447,781	457,856	1,347,530	1,290,400

Real Assets Platform
Net lease	70,361	50,963	201,388	145,313
Real estate credit	12,685	10,462	36,584	30,530
Digital infrastructure	36,083	30,415	106,152	130,874
Management Fees	119,129	91,840	344,124	306,717
Administrative, transaction and other fees	68,073	13,459	120,352	35,409
Fee offsets(1)	(3,822)	—	(11,051)	—
Total Management and Other Fees, Net	183,380	105,299	453,425	342,126
Performance revenues	—	—	3,958	3,356
Total GAAP Revenues - Real Assets Platform	183,380	105,299	457,383	345,482

GP Strategic Capital Platform
GP minority stakes	168,371	157,486	481,252	460,198
GP debt financing	4,782	4,501	14,227	12,726
Professional sports minority stakes	1,826	1,267	4,233	2,851
Strategic Revenue-Share Purchase consideration amortization	(11,649)	(11,044)	(33,736)	(33,277)
Management Fees	163,330	152,210	465,976	442,498
Administrative, transaction and other fees	12,040	12,625	42,505	36,202
Total Management and Other Fees, Net	175,370	164,835	508,481	478,700
Total GAAP Revenues - GP Strategic Capital Platform	175,370	164,835	508,481	478,700
Total GAAP Revenues	$806,531	$727,990	$2,313,394	$2,114,582
(1)Refers to management fee offsets as a result of amortization of incentives paid to certain investors in the Company’s products.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Management Fees Receivable
Beginning balance	$448,195	$356,413
Ending balance	$394,312	$421,705

Administrative, Transaction and Other Fees Receivable
Beginning balance	$111,690	$67,920
Ending balance	$101,013	$94,913

Performance Revenues Receivable
Beginning balance	$1,381	$1,672
Ending balance	$154	$194

Unearned Management Fees
Beginning balance	$3,866	$7,613
Ending balance	$12,624	$9,742
The table below presents the changes in the Company’s Strategic Revenue-Share Purchase consideration (as defined in Note 2 to the financial statements in the Company’s Annual Report). Substantially all of the consideration was paid in Class A Shares in 2021 and is being amortized as a reduction of management fees, net in the Company’s consolidated statements of operations over the average period the related customer revenues are expected to be recognized. As of September 30, 2026, the remaining weighted average amortization period was 6.8 years.

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Beginning balance	$329,207	$373,528
Amortization	(33,736)	(33,277)
Ending Balance	$295,471	$340,251

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Starting in the third quarter of 2025, the Company paid certain investors in the Company’s products incentives that are being amortized in fee offsets in the Company’s consolidated statements of operations. These incentives are recognized over the related performance obligation period, and unamortized amounts are recorded within other assets in the Company’s consolidated statements of financial condition. The amortization amounts are presented as fee offsets in the first table above within this Note. As of September 30, 2026, the remaining weighted average amortization period was 1.2 years.

(dollars in thousands)	Nine Months Ended September 30, 2026
Beginning balance	$44,953
Deferred incentives paid to customers	4,138
Amortization	(30,666)
Ending Balance	$18,425
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
As of September 30, 2026, the total number of Class A Shares and Common Units, collectively, that may be issued in respect of any RSUs, Incentive Units or other instruments awarded under the 2021 Omnibus Plan was 202,493,661, of which 64,599,932 remain available for issuance. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the 2021 Omnibus Plan.
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
The table below presents information regarding equity-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Business Combination grants	$20,935	$16,835	$54,380	$45,371
Acquisition related	80,652	75,446	249,595	235,282
Other	90,715	80,807	269,724	231,165
Equity-Based Compensation Expense	$192,302	$173,088	$573,699	$511,818
Corresponding tax benefit	$1,136	$1,062	$2,940	$4,039

Fair value of RSUs settled in Class A Shares	$14,374	$27,138	$57,760	$95,555

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Services Agreement
Under the terms of the Services Agreement, ICONIQ will receive Incentive Units as compensation for the services performed. The Incentive Units will be issued in two tranches. The first tranche, consisting of 14,175,000 Incentive Units, is expected to be issued during the fourth quarter of 2026, contingent upon achieving certain future targets outlined in the Services Agreement. The grant date fair value of these Incentive Units was $319.5 million, or $22.54 per unit, determined based on the Company’s Class A Share price, adjusted for the lack of dividend participation during the service period prior to issuance. The second tranche of Incentive Units is expected to be issued in 2028 or 2029, contingent upon achieving certain future targets outlined in the Services Agreement. The estimated value of these additional Incentive Units, which assumes total commitments of $10.0 billion for the next vintage drawdown digital infrastructure product, was approximately $456.8 million as of September 30, 2026.
Incentive Units issued pursuant to the Services Agreement will be fully vested upon issuance. The Company is recognizing the total estimated expense related to the Services Agreement over the expected substantive service period, in a manner consistent with the recognition of such expenses if the payments were made in cash. Such expenses are included within the acquisition related line item in the table above and within general, administrative and other expenses in the Company’s consolidated statements of operations. As of September 30, 2026, unamortized expense related to the Services Agreement was $377.8 million, with a remaining amortization period of 2.3 years.
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
The Company had an effective tax rate of 14.9% and 15.5% for the three and nine months ended September 30, 2026, and 14.4% and 14.1% for the three and nine months ended September 30, 2025. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.
The Company evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2026, the Company has not recorded any valuation allowances.
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
September 30, 2026
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
(1)Included in the weighted-average Class A Shares outstanding are RSUs that have vested but have not been settled in Class A Shares, as such shares are issuable for no consideration. These vested RSUs totaled 10,982,882 and 10,553,436 for the three and nine months ended September 30, 2026, respectively, and 11,482,022 and 11,628,852 for the three and nine months ended September 30, 2025, respectively.
(2)As of September 30, 2026, the Prima Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Prima Earnouts had not occurred, and therefore the portion of such earnouts payable in Class A Shares has not been included in the calculation of basic earnings per share for the quarter ended September 30, 2026. Had September 30, 2026 also been the end of the contingency period for the Prima Earnouts, the Prima Triggering Event would have not occurred, and therefore the Prima Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended September 30, 2026.
(3)The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interests, as well as any incremental tax expense or benefit had the instruments converted into Class A Shares as of the beginning of the period.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
(4)As of September 30, 2026, the Atalaya Triggering Event (as defined in Note 3 to the financial statements in the Company’s Annual Report) with respect to the Atalaya Earnouts had not occurred. Had September 30, 2026 been the end of the contingency period for the Atalaya Earnouts, the Atalaya Triggering Event would have not occurred, and therefore the Atalaya Earnouts have not been included in the calculation of diluted earnings per share for the quarter ended September 30, 2026.
(5)As of September 30, 2026, the contingencies related to the Services Agreement payments have not yet been resolved. Had September 30, 2026 also been the end of the contingency period, the contingencies related to the Services Agreement would not have yet been resolved, and therefore the Incentive Units issuable under the Services Agreement have not been included in the calculation of diluted earnings per share for the quarter ended September 30, 2026.
(6)The contingencies related to the IPI Subsequent Payment (as defined in Note 3 to the financial statements in the Company’s Annual Report) have been resolved, as the related Common Units were issued during the three months ended June 30, 2025, and therefore the Common Units related to the IPI Subsequent Payment have been included in the calculation of diluted earnings per share as of the beginning of the period in which the conditions were satisfied (i.e., the second quarter of 2025).

Three Months Ended September 30, 2026	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$19,959	698,001,403	$0.03
Effect of dilutive securities:
Unvested RSUs	—	1,148,165		—
Vested Common Units	—	—		875,962,939
Vested Incentive Units	—	—		23,873,010
Unvested Incentive Units	—	—		14,383,187
Diluted	$19,959	699,149,568	$0.03

Nine Months Ended September 30, 2026	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$46,894	689,042,401	$0.07
Effect of dilutive securities:
Unvested RSUs	—	599,285		—
Vested Common Units	—	—		881,225,456
Vested Incentive Units	—	—		19,599,064
Unvested Incentive Units	—	—		15,855,404
Diluted	$46,894	689,641,686	$0.07

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

Three Months Ended September 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$6,310	667,112,339	$0.01
Effect of dilutive securities:
Unvested RSUs	—	6,816,506		—
Vested Common Units	—	—		898,959,060
Vested Incentive Units	—	—		8,714,429
Unvested Incentive Units	—	—		20,923,502
Diluted	$6,310	673,928,845	$0.01

Nine Months Ended September 30, 2025	Net Income Attributable to Class A Shares	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Weighted-Average Number of Antidilutive Instruments
	(dollars in thousands, except per share amounts)
Basic	$31,166	647,701,684	$0.05
Effect of dilutive securities:
Unvested RSUs	—	7,424,739		—
Vested Common Units	—	—		911,269,553
Vested Incentive Units	—	—		8,516,873
Unvested Incentive Units	—	—		21,450,000
IPI Subsequent Payment	(10,496)	1,183,843		—
Diluted	$20,670	656,310,266	$0.03

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

(dollars in thousands)	September 30, 2026	December 31, 2025
Management fees	$391,829	$430,539
Performance revenues	154	1,381
Administrative fees	101,013	111,690
Other expenses paid on behalf of the Company’s products and other related parties	199,607	150,446
Due from Related Parties	$692,603	$694,056

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Administrative Fees
Administrative fees represent allocable compensation and other expenses incurred by the Company, pursuant to administrative and other agreements, that are reimbursed by the products it manages and other related parties. These administrative fees are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $38.7 million and $124.0 million for the three and nine months ended September 30, 2026, respectively, and $24.4 million and $82.5 million for the three and nine months ended September 30, 2025, respectively.
Dealer Manager Revenues
Dealer manager revenues represent commissions earned from certain of the Company’s products for distribution services provided. These dealer manager revenues are included within administrative, transaction and other fees on the consolidated statements of operations and totaled $31.1 million and $94.1 million for the three and nine months ended September 30, 2026, respectively, and $31.1 million and $86.6 million for the three and nine months ended September 30, 2025, respectively. Substantially all of these dealer manager revenues are subsequently paid out to third party broker-dealers, and such payments are recorded within general, administrative and other expenses on the consolidated statements of operations.
Expense Support and Caps Arrangements
The Company is party to expense support and cap arrangements with certain of the products it manages. Pursuant to these arrangements, the Company may absorb certain expenses of these products when in excess of stated expense caps or until such products reach certain profitability, cash flow or fundraising thresholds. In certain cases, the Company is able to recover these expenses once certain profitability, cash flow or fundraising thresholds are met. The Company recorded net expenses (recoveries) related to these arrangements of $0.5 million and $13.3 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $2.9 million for the three and nine months ended September 30, 2025, respectively. These net expenses (recoveries) are included in general, administrative and other expenses within the consolidated statements of operations.
Aircraft Reimbursements
In the normal course of business, the Company reimburses certain related parties for business use of their aircraft based on current market rates. The reimbursement may be recovered from a product managed by the Company in accordance with applicable policies and procedures to the extent that such reimbursement is eligible under such product’s agreements. The Company does not bear any operating, personnel or maintenance costs associated with the aircraft. Personal use of the aircraft is not charged to the Company. The Company recorded expenses for these aircraft reimbursements of $1.1 million and $5.0 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $4.0 million for the three and nine months ended September 30, 2025, respectively.
Promissory Notes
On November 15, 2022, the Company entered into an interest-bearing revolving promissory note with a product it manages, which was amended in October 2025 to extend the maturity date by one year, allowing the product to borrow from the Company up to an aggregate amount of $15.0 million. The promissory note bears interest at a rate of SOFR plus 4.25%, with any such interest amounts capitalized monthly. Any unpaid principal balance and unpaid accrued interest may be prepaid in full or in part any time prior to maturity in January 2027. As of September 30, 2026, $8.0 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2026, respectively. As of September 30, 2025, $7.5 million was outstanding under this promissory note and the Company recorded $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2025, respectively.

Blue Owl Capital Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
As of September 30, 2026, $21.8 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.5 million of interest income for the three and nine months ended September 30, 2026, respectively. As of September 30, 2025, $42.1 million was outstanding under this deferred purchase price receivable, and the Company recorded $0.5 million and $1.5 million of interest income for the three and nine months ended September 30, 2025, respectively.
14. SUBSEQUENT EVENTS
Dividend
On October 29, 2026, the Company announced a cash dividend of $0.23 per Class A Share. The dividend is payable on November 23, 2026, to holders of record as of the close of business on November 10, 2026.